Form 10-Q
period 1997-03-31
VAXCEL INC
filed 1997-05-30
CIK 1029802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------     -------------

Commission file number 0-22373
                       -------

                                  VAXCEL, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                  58-2027283
--------------------------------------------------------------------------------
   (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)


154 Technology Parkway, Norcross, Georgia                      30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


                                 (770) 453-0195
--------------------------------------------------------------------------------
                         (Registrant's telephone number)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES          NO    X
    ------      ------

Number of shares of Vaxcel, Inc. Common Stock, $.001 par value, issued and outstanding as of May 27, 1997: 11,000,000.

                                  VAXCEL, INC.

                                    Form 10-Q




                                Table of Contents


                                                                                 Page
                                                                                 ----

PART I.    FINANCIAL INFORMATION

   Item 1  Financial Statements:

           Condensed Balance Sheets as of March 31, 1997 (unaudited)
           and December 31, 1996                                                  3

           Condensed Statements of Operations (unaudited) for the
           Three Month Periods Ended March 31, 1997 and 1996                      4

           Condensed Statements of Cash Flows (unaudited) for the
           Three Month Periods Ended March 31, 1997 and 1996                      5

           Notes to Condensed Financial Statements                                6

   Item 2  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                              8

PART II.   OTHER INFORMATION

    Item 6 Exhibits and Reports on Form 8-K                                      11

SIGNATURES                                                                       11

EXHIBIT 11 -- Computation of Net Loss Per Share                                  12

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements
                                  VAXCEL, INC.
                            CONDENSED BALANCE SHEETS

                                                           March 31, 1997    December 31, 1996
                                                           --------------    -----------------
ASSETS                                                       (unaudited)
  Current assets:
     Cash and cash equivalents                               $    41,493        $    84,481
     Accounts receivable                                          54,812             49,222
                                                             -----------        -----------
        Total current assets                                      96,305            133,703

  Property and equipment, net                                     82,276             95,176

  Other assets:
     Deferred transaction costs                                   84,583            113,439
     Deposits                                                     35,674             35,674
                                                             -----------        -----------
        Total other assets                                       120,257            149,113
                                                             -----------        -----------

        Total assets                                         $   298,838        $   377,992
                                                             ===========        ===========


  LIABILITIES AND STOCKHOLDER'S EQUITY
  Current liabilities:
     Accounts payable                                        $    19,971        $    32,039
     Accrued liabilities                                          45,026            155,540
     Amounts due to affiliates, net                              231,948             30,427
                                                             -----------        -----------
        Total current liabilities                                296,945            218,006

  Commitments

  Stockholder's equity:
     Preferred stock, $.001 par value,
        2,000,000 shares authorized;
        no shares issued and outstanding                               -                  -
     Common stock, $.001 par value,
        30,000,000 shares authorized;
        8,250,004 shares issued and
        outstanding at March 31, 1997 and
        December 31, 1996, respectively                            8,250              8,250
     Additional paid-in capital                                4,882,630          4,697,750
     Accumulated deficit                                      (4,888,987)        (4,546,014)
                                                             -----------        -----------
        Total stockholder's equity                                 1,893            159,986
                                                             -----------        -----------

        Total liabilities and stockholder's equity           $   298,838        $   377,992
                                                             ===========        ===========

                           See accompanying notes.

                                  VAXCEL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Month Period Ended March 31,
                                                     ----------------------------------
                                                         1997                 1996
                                                      ---------           -----------
    Revenues:
       Collaborative and grant income                 $  53,697           $         -
       Interest income                                      496                 4,366
                                                      ---------           -----------
                                                         54,193                 4,366

    Expenses:
       Research and development                         176,839               183,805
       General and administrative                       138,392                78,988
       Transactions with affiliates
            Research and development                     59,435                16,875
            General and administrative                   22,500                17,491
                                                      ---------           -----------
                                                        397,166               297,159
                                                      ---------           -----------

    Net loss                                          $(342,973)          $  (292,793)
                                                      =========           ===========

    Net loss per share -- see Exhibit 11              $   (0.04)          $     (0.04)
                                                      =========           ===========


                           See accompanying notes.

                                  VAXCEL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Month Period Ended March 31,
                                                            ----------------------------------
                                                                  1997             1996
                                                               ---------        ---------
   Cash flows from operating activities:
       Net loss                                                $(342,973)       $(292,793)
       Adjustments to reconcile net loss to net cash
         used by operating activities:
            Depreciation and amortization                         12,900           17,200
            Net change in assets and liabilities                 (37,378)         (75,002)
                                                               ---------        ---------
                  Total adjustments                              (24,478)         (57,802)
                                                               ---------        ---------
            Net cash used by operating activities               (367,451)        (350,595)

   Cash flows from financing activities:
       Equity contributions by CytRx                             184,880                -
       Borrowings from CytRx                                     134,583                -
                                                               ---------        ---------
            Net cash provided by financing activities            324,463                -
                                                               ---------        ---------

    Net decrease in cash and cash equivalents                    (42,988)        (350,595)

    Cash and cash equivalents at beginning of period              84,481          515,522
                                                               ---------        ---------

    Cash and cash equivalents at end of period                 $  41,493        $ 164,927
                                                               =========        =========

                           See accompanying notes.

                                  VAXCEL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1997
                                   (Unaudited)



1.    DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

      Vaxcel, Inc. ("Vaxcel" or the "Company") is engaged in the development and commercialization of proprietary vaccine delivery system technologies to improve the effectiveness and convenience of existing vaccines and contribute to the development of new vaccines. The Company's core technology is based upon novel vaccine formulations containing certain biologically active copolymers licensed exclusively for this purpose by the Company from CytRx Corporation ("CytRx"). In May 1997 the Company acquired certain additional vaccine delivery technologies pursuant to its merger with Zynaxis, Inc. (see Note 3).

      Vaxcel was formed on January 6, 1993 as a wholly-owned subsidiary of CytRx and has been economically dependent upon CytRx to provide the funding necessary to conduct its operations since its inception. In May 1997 Vaxcel completed a merger with Zynaxis, Inc. ("Zynaxis"), resulting in the issuance of an aggregate of 12.5% of its outstanding (post-merger) shares of common stock to the former shareholders of Zynaxis. The acquisition also resulted in a significant cash contribution to the Company from CytRx. (see Note 3).

      The accompanying condensed financial statements at March 31, 1997 and for the three month periods ended March 31, 1997 and 1996 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 contained in its registration statement filed on Form S-4 under the Securities Act of 1933, as amended.


2.    NET LOSS PER COMMON SHARE

      Net loss per common share is calculated in accordance with Accounting Principles Board Opinion No. 15, Earnings per Share, and is based on the weighted average number of common shares and common share equivalents outstanding during each period. Stock options and warrants outstanding are excluded from the computation of net loss per share since the effect is antidilutive.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the

Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The adoption of Statement No. 128 will not impact the Company's net loss per share for the three month periods ended March 31, 1997 and 1996.


3.    ACQUISITION OF ZYNAXIS

      In December 1996 Vaxcel, CytRx and Zynaxis signed an agreement whereby Zynaxis would be merged with a wholly-owned subsidiary of Vaxcel. At that time Zynaxis was a publicly-held biotechnology company engaged in the development of certain vaccine technologies. The transaction was approved by the Zynaxis stockholders at a meeting held on May 21, 1997 and was consummated as of that date.

      Under the terms of the agreement all of the outstanding shares of Zynaxis were converted into shares of Vaxcel based upon certain exchange ratios defined in the agreement resulting in the issuance of an aggregate of 12.5% of the outstanding (post-merger) shares of Vaxcel common stock at the date of closing. The merger will be treated as a purchase and will constitute a tax-free reorganization for Zynaxis stockholders.

      Pursuant to the agreement, CytRx was to provide up to $2 million to Zynaxis under a secured credit facility during the period prior to the closing of the merger, at which time the outstanding principal and interest was to be contributed to the capital of Vaxcel, together with additional cash in the amount of $4 million less the outstanding principal and interest of the secured note. At the time of closing the outstanding principal and interest of the secured note to Zynaxis was approximately $1.7 million, resulting in a net cash infusion to Vaxcel of approximately $2.3 million.


4.    LOAN FROM CYTRX

      Effective March 15, 1997, in order to provide necessary funding for certain expenses and operations of Vaxcel pending its merger with Zynaxis, CytRx and Vaxcel entered into a Loan Agreement (the "Loan") pursuant to which CytRx agreed to lend up to $400,000 to Vaxcel with interest accruing from May 1, 1997 at prime plus 2%. As of March 31, 1997, Vaxcel had outstanding borrowings of approximately $140,000 pursuant to the Loan. The outstanding principal and interest of approximately $287,000 was repaid by Vaxcel to CytRx concurrent with the closing of the aquisition of Zynaxis.

Item 2. --  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS


General

      Vaxcel is engaged in the development and commercialization of Optivax(R), the tradename for a family of proprietary nonionic block copolymers which may augment or modulate the immune response to vaccines when administered injectably. Vaxcel derives its rights to Optivax from an exclusive, worldwide license agreement with CytRx. Vaxcel believes Optivax may improve the effectiveness and/or convenience of existing vaccines and may contribute to the development of new vaccines. Vaxcel and its institutional/corporate collaborators have conducted preclinical studies in which Optivax appears to act both as a delivery system and as a vaccine adjuvant. In addition, a Phase I human clinical trial initiated by Vaxcel in early 1996 and completed during the first quarter of 1997 demonstrated both the safety and vaccine adjuvant activity of Optivax in humans.

      Vaxcel's business strategy is to license Optivax on a vaccine-by-vaccine basis to pharmaceutical and biotechnology companies engaged in vaccine research and development. Under such arrangements, these companies would combine Optivax with their vaccines and assume responsibility for product development, regulatory approval, and marketing at their expense. In return, Vaxcel would receive licensing fees, milestone payments, and royalties on sales. At present, Vaxcel has entered into option agreements for the development of Optivax with Medeva PLC and Connaught Laboratories, Inc. and a license agreement with Corixa Corporation.

      As a result of Vaxcel's business combination with Zynaxis, (see Note
3 to Financial Statements), Vaxcel has acquired the PLG microencapsulation and mucoadhesive vaccine technologies of Zynaxis. These technologies appear to be complementary to Vaxcel's current technology, as Optivax is primarily focused on enhancing the effectiveness of injectible vaccines, while the Zynaxis technologies are primarily targeted toward development of vaccines for oral and mucosal delivery. Vaxcel believes the Zynaxis oral delivery technologies may have commercial application for many marketed vaccines currently administered by injection, as well as certain new vaccines under development. In addition, the Zynaxis technologies can be administered alone or in combination with other vaccine carriers, delivery systems, and adjuvants. Similar to Optivax, Vaxcel's business strategy for the PLG microencapsulation and mucoadhesive vaccine technologies will be to license these technologies to companies engaged in vaccine research and development. In September 1995, ALK A/S ("ALK"), a Danish company, executed a development and licensing agreement which granted ALK exclusive, worldwide rights to evaluate and develop the Zynaxis technologies for oral delivery of bioactive substances for the treatment of allergy. ALK is a world leader in the preparation and standardization of allergen extracts for allergy immunotherapy. ALK is currently conducting a Phase II human clinical trial.

Financial Condition and Liquidity

      At March 31, 1997 Vaxcel had cash and cash equivalents of $41,493 and net assets of $1,893 compared to $84,481 and $159,986, respectively, at December 31, 1996. The decrease in Vaxcel's cash, cash equivalents and net assets were due to Vaxcel's continuing operating losses. To date, Vaxcel's research and development, general and administrative and other expenses have exceeded its revenues from licenses, grants and other sources. Since its inception Vaxcel has been economically dependent upon CytRx to provide the funding necessary to conduct its operations. In connection with the acquisition of Zynaxis in May 1997, CytRx contributed additional cash to Vaxcel of approximately $2.3 million.

      Vaxcel's primary requirement for capital will be to continue its development activities for Optivax and the Zynaxis technologies and for general corporate purposes. Vaxcel anticipates substantial losses over the next several years resulting primarily from research and development expenses. Definitive statements as to the time required and costs involved in reaching certain development objectives are difficult to project due to the uncertainties of the medical research field. It is generally recognized that the FDA approval process for a new vaccine from Phase I to commercialization can take seven or more years. For certain improved versions of existing vaccines, the amount of time may be significantly reduced if the company only needs to prove safety and increased antibody levels compared to the original version of the vaccine. It should be noted that companies which license Optivax for use with their vaccines will assume responsibility for product development, regulatory approval and marketing, thereby allowing Vaxcel to maintain a lower level of expenses.

      Management believes that cash on hand subsequent to the acquisition of Zynaxis will be sufficient to support Vaxcel's operations for the next two years. Management further expects that proceeds from corporate partnering arrangements may further supplement Vaxcel's liquidity and capital resources. The Company will consider additional sources of funding as appropriate and available. These statements regarding the Company's plans for future financings are forward-looking statements that are subject to a number of risks and uncertainties. The Company's ability to obtain future financings through corporate partnering arrangements or otherwise is subject to market conditions and the Company's ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to the Company. There can be no assurance that the Company will be able to obtain future financing from these sources.

      At December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $4.6 million, which will expire at various dates through 2011, if not utilized. The Company also has research and development credits available to reduce income taxes, if any, of approximately $63,000. Based on an assessment of all available evidence including, but not limited to, the Company's limited operating history and lack of profitability, uncertainties of the commercial viability of the Company's technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets. Such valuation allowance had no impact on reported net losses.

Results of Operations

      The Company recorded a net loss of $342,973 during the first quarter of 1997, as compared to $292,793 during the same period of 1996.

      The lower net loss in the first quarter of 1997 versus 1996 is due primarily to the fact that Vaxcel had $53,697 in collaborative and grant income in the first quarter of 1997 versus no such income in the first quarter of 1996. This collaborative and grant income relates to funding pursuant to a Small Business Innovative Research (SBIR) grant and pursuant to an agreement with one of its corporate collaborators. Interest income was negligible during both the 1997 and 1996 periods. No excess cash balances were carried by Vaxcel during these periods as expenditures were funded by CytRx on an as-needed basis.

      Research and development expenditures during 1997 were $236,274, as compared to $200,480 during 1996. From 1996 to 1997 there has been no significant change in the level of research and development activity, nor in the Company's focus of developing Optivax. Fluctuations in expenditures from year to year are primarily due to the timing and nature of external studies being performed.

      General and administrative expenses were $160,892 during the first quarter of 1997, as compared to $96,479 during 1996. The increase is primarily due to non-transaction expenses associated with the Company's acquisition of Zynaxis and activities in preparation for administration of the combined companies.

Part II -- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits


             Exhibit
             Number          Description
             ------          -----------

               11            Statement re: computation of net loss per share

               27            Financial Data Schedule (for SEC use only)


(b)       Reports on Form 8-K:      None




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       VAXCEL, INC.
                                                       (Registrant)


Date:    May 30, 1997                       By:    /s/ Mark W. Reynolds
         ------------                           ---------------------------
                                                       Mark W. Reynolds
                                                    Chief Financial Officer
                                                  (Chief Accounting Officer)