Form 10-Q
period 1997-06-30
VAXCEL INC
filed 1997-08-14
CIK 1029802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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
YES  X        NO
   -----        -----

Number of shares of Vaxcel, Inc. Common Stock, $.001 par value, issued and outstanding as of August 11, 1997: 11,000,000.

                                  VAXCEL, INC.

                                    Form 10-Q




                                Table of Contents



                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION

 Item 1  Financial Statements:

         Condensed Consolidated Balance Sheets as of June 30, 1997 (unaudited)
         and December 31, 1996                                                    3

         Condensed Consolidated Statements of Operations (unaudited) for the
         Three Month and Six Month Periods Ended June 30, 1997 and 1996           4

         Condensed Consolidated Statements of Cash Flows (unaudited) for the
         Six Month Periods Ended June 30, 1997 and 1996                           5

         Notes to Condensed Consolidated Financial Statements                     6

 Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                9

PART II. OTHER INFORMATION

 Item 4  Submission of Matters to a Vote of Security Holders                     12

 Item 6  Exhibits and Reports on Form 8-K                                        12

SIGNATURES                                                                       13

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                  VAXCEL, INC.
                            CONDENSED BALANCE SHEETS

                                                                  June 30, 1997           December 31, 1996
                                                                  -------------           -----------------
ASSETS                                                             (unaudited)
Current assets:
  Cash and cash equivalents                                        $    624,298              $    84,481
  Short-term investments                                                894,246                       --
  Accounts receivable                                                   217,670                   49,222
  Amounts due from affiliates                                             2,753                       --
                                                                   ------------              -----------
    Total current assets                                              1,738,967                  133,703

Property and equipment, net                                             103,747                   95,176

Other assets:
  Acquired developed technology, net                                  3,574,356                       --
  Notes receivable                                                      632,786                       --
  Deferred transaction costs                                                 --                  113,439
  Deposits                                                               55,951                   35,674
                                                                   ------------              -----------
    Total other assets                                                4,263,093                  149,113
                                                                   ------------              -----------

    Total assets                                                   $  6,105,807              $   377,992
                                                                   ============              ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $     17,143              $    32,039
  Accrued liabilities                                                   203,183                  155,540
  Amounts due to affiliates, net                                             --                   30,427
                                                                   ------------              -----------
    Total current liabilities                                           220,326                  218,006

Commitments

Stockholders' equity:
  Preferred stock, $.001 par value, 2,000,000 shares authorized;
    no shares issued and outstanding                                         --                       --
  Common stock, $.001 par value, 30,000,000 shares authorized;
    11,000,000 and 8,250,004 shares issued and outstanding at
    June 30, 1997 and December 31, 1996, respectively                    11,000                    8,250
  Additional paid-in capital                                         12,082,176                4,697,750
  Accumulated deficit                                                (6,207,695)              (4,546,014)
                                                                   ------------              -----------
    Total stockholders' equity                                        5,885,481                  159,986
                                                                   ------------              -----------

    Total liabilities and stockholders' equity                     $  6,105,807              $   377,992
                                                                   ============              ===========


                            See accompanying notes.

                                  VAXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three Month Period Ended June 30,      Six Month Period Ended June 30,
                                                 ---------------------------------      -------------------------------
                                                      1997                1996              1997               1996
                                                 ------------        -------------      -----------        ------------
Revenues:

     Collaborative and grant income               $     4,088        $        --         $   57,785        $        --
     License fees                                          --             50,000                 --             50,000
     Investment income, net                             7,971              1,168              8,467              5,534
                                                  -----------        -----------        -----------        -----------
                                                       12,059             51,168             66,252             55,534

Expenses:
     Research and development
          Transactions with affiliates                 34,068             31,998             93,503             48,873
          Other                                       236,190            147,487            413,029            331,292
     Acquired research and development                951,017                 --            951,017                 --
     Selling, general and administrative
          Transactions with affiliates                 23,921             17,491             46,421             34,982
          Other                                        85,571             74,146            223,963            153,134
                                                  -----------        -----------        -----------        -----------
                                                    1,330,767            271,122          1,727,933            568,281
                                                  -----------        -----------        -----------        -----------

Net loss                                          $(1,318,708)       $  (219,954)       $(1,661,681)       $  (512,747)
                                                  ===========        ===========        ===========        ===========


Net loss per share (see Exhibit 11)               $     (0.14)       $     (0.03)       $     (0.19)       $     (0.06)
                                                  ===========        ===========        ===========        ===========






                            See accompanying notes.

                                  VAXCEL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         Six Month Period Ended June 30,
                                                         -------------------------------
                                                               1997           1996
                                                           -----------    -----------
Cash flows from operating activities:
       Net loss                                            $(1,661,681)   $  (512,747)
       Adjustments to reconcile net loss to net cash
         used by operating activities:
            Depreciation and amortization                       51,444         25,800
            Charge for acquired research and development       951,017             --
            Net change in assets and liabilities               144,242        (63,997)
                                                           -----------    -----------
                  Total adjustments                          1,146,703        (38,197)
                                                           -----------    -----------
            Net cash used by operating activities             (514,978)      (550,944)

Cash flows from investing activities:
       Increase in short-term investments                     (894,246)            --
       Capital expenditures                                     (3,371)        (1,211)
                                                           -----------    -----------
            Net cash used by financing activities             (897,617)        (1,211)
                                                           -----------    -----------

Cash flows from financing activities:
       Pre-merger equity contributions by CytRx                163,396             --
       Net proceeds from issuance of common stock
         in connection with acquisition of Zynaxis, Inc.     1,789,016        150,000
                                                           -----------    -----------
            Net cash provided by financing activities        1,952,412        150,000
                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents           539,817       (402,155)

Cash and cash equivalents at beginning of period                84,481        515,522
                                                           -----------    -----------

Cash and cash equivalents at end of period                 $   624,298    $   113,367
                                                           ===========    ===========

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest            $     1,421    $        --
                                                           ===========    ===========




                            See accompanying notes.

                                  VAXCEL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997
                                   (Unaudited)



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

         Vaxcel was formed on January 6, 1993 as a wholly-owned subsidiary of CytRx and has been economically dependent upon CytRx to provide the funding necessary to conduct its operations since its inception. In May 1997 Vaxcel completed a merger with Zynaxis, Inc. ("Zynaxis"), resulting in the issuance of an aggregate of 12.5% of its outstanding (post-merger) shares of common stock to the former shareholders of Zynaxis. The acquisition also resulted in a significant cash contribution to the Company from CytRx (see Note 3).

         The accompanying condensed consolidated financial statements at June 30, 1997 and for the three month and six month periods ended June 30, 1997 and 1996 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 contained in its registration statement filed on Form S-4 under the Securities Act of 1933, as amended.


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

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The adoption of Statement No. 128 will not impact the Company's calculation of net loss per share for the three month or six month periods ended June 30, 1997 and 1996.


3.       ACQUISITION OF ZYNAXIS, INC.

         In December 1996 Vaxcel, CytRx and Zynaxis signed an agreement whereby Zynaxis would be merged with a wholly-owned subsidiary of Vaxcel. At that time Zynaxis was a publicly-held biotechnology company engaged in the development of certain vaccine technologies. The transaction was approved by the Zynaxis stockholders at a meeting held on May 21, 1997 and was consummated as of that date.

         Under the terms of the agreement all of the outstanding shares of Zynaxis were converted into shares of Vaxcel based upon certain exchange ratios defined in the agreement resulting in the issuance of an aggregate of 12.5% of the outstanding (post-merger) shares of Vaxcel common stock at the date of closing. The merger was treated as a purchase and constitutes a tax-free reorganization for Zynaxis stockholders. In accordance with the provisions of APB Nos. 16 and 17, all identifiable assets acquired, including identifiable intangible assets, were assigned a portion of the purchase price on the basis of their fair values. A summary of the allocation of the purchase price is as follows:


              Net tangible assets, less outstanding liabilities       $ (551,017)
              Acquired developed technology                            3,600,000
              Charge for acquired research and development               951,017
                                                                      ----------
                  Total purchase price                                $4,000,000
                                                                      ==========

         Pursuant to the agreement, CytRx was to provide up to $2 million to Zynaxis under a secured credit facility during the period prior to the closing of the merger, at which time the outstanding principal and interest was to be contributed to the capital of Vaxcel, together with additional cash in the amount of $4 million less the outstanding principal and interest of the secured note. At the time of closing the outstanding principal and interest of the secured note to Zynaxis was approximately $1.7 million, resulting in a net cash contribution to Vaxcel from CytRx of approximately $2.3 million.

         The following table presents unaudited pro forma operating results for the six months ended June 30, 1997 and 1996, as if the acquisition of Zynaxis had occurred on January 1 of each period.

                                         1997                    1996
                                         ----                    ----
         Revenues                    $   894,000             $   875,000
         Net loss                    $(1,032,000)            $(3,205,000)
         Net loss per share          $      (.09)            $      (.27)


4.       LOAN FROM CYTRX

         Effective March 15, 1997, in order to provide necessary funding for certain expenses and operations of Vaxcel pending its merger with Zynaxis, CytRx and Vaxcel entered into a Loan Agreement (the "Loan") pursuant to which CytRx agreed to lend up to $400,000 to Vaxcel with interest accruing from May 1, 1997 at prime plus 2%. As of March 31, 1997, Vaxcel had outstanding borrowings of approximately $140,000 pursuant to the Loan. The outstanding principal and interest of approximately $287,000 was repaid by Vaxcel to CytRx concurrent with the closing of the acquisition of Zynaxis.

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

         As a result of Vaxcel's business combination with Zynaxis (see Note 3 to Financial Statements), Vaxcel has acquired the PLG microencapsulation and mucoadhesive vaccine technologies of Zynaxis. These technologies appear to be complementary to Vaxcel's current technology, as Optivax is primarily focused on enhancing the effectiveness of injectible vaccines, while the Zynaxis technologies are primarily targeted toward development of vaccines for oral and mucosal delivery. Vaxcel believes the Zynaxis oral delivery technologies may have commercial application for many marketed vaccines currently administered by injection, as well as certain new vaccines under development. In addition, the Zynaxis technologies can be administered alone or in combination with other vaccine carriers, delivery systems, and adjuvants. Similar to Optivax, Vaxcel's business strategy for the PLG microencapsulation and mucoadhesive vaccine technologies will be to license these technologies to companies engaged in vaccine research and development. In September 1995, ALK A/S ("ALK"), a Danish company, executed a development and licensing agreement which granted ALK exclusive, worldwide rights to evaluate and develop the Zynaxis technologies for oral delivery of bioactive substances for the treatment of allergy. ALK is a world leader in the preparation and standardization of allergen extracts for allergy immunotherapy. ALK is currently conducting a Phase II human clinical trial.

Financial Condition and Liquidity

         At June 30, 1997 Vaxcel had cash and investments of $1,519,000 and net assets of $5,885,000 compared to $84,000 and $160,000, respectively, at December 31, 1996. The increase in cash and investments is due to CytRx's contribution of approximately $2.3 million in cash to Vaxcel in connection with the acquisition of Zynaxis in May 1997. To date, Vaxcel's research and development, general and administrative and other expenses have exceeded its revenues from licenses, grants and other sources. Since its inception Vaxcel has been economically dependent upon CytRx to provide the funding necessary to conduct its operations.

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

Results of Operations

         The Company recorded net losses of $1,319,000 and $1,662,000 during the three month and six month periods ended June 30, 1997, as compared to $220,000 and $513,000 during the same periods in 1996.

         The higher net loss in the 1997 periods versus 1996 is primarily due to a $951,000 non-cash charge for acquired research and development incurred during the second quarter of 1997 as a result of the Company's acquisition of Zynaxis. Excluding this one-time charge, the net losses for the three month and six month periods of 1997 were $368,000 and $711,000, versus $220,000 and $513,000 in
1996.

         Research and development expenditures for the three month period ended June 30, 1997 were $270,000, as compared to $179,000 during 1996. For the six month period research and development expenditures were $507,000 versus $380,000 in 1996. From 1996 to 1997 there has been no significant change in the level of research and development activity, nor in the Company's focus of developing Optivax. Fluctuations in expenditures from year to year are primarily due to the timing and nature of external studies being performed.

         General and administrative expenses for the three month period ended June 30, 1997 were $109,000, as compared to $92,000 during 1996. For the six month period general and administrative expenses were $270,000 versus $188,000 in 1996. The increase is primarily due to non-transaction expenses associated with the Company's acquisition of Zynaxis and activities in preparation for administration of the combined companies.

Part II -- OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Holders

         CytRx, which at the time was the sole stockholder of Vaxcel, held an annual meeting of stockholders as of May 20,1997. The sole item of business conducted at the meeting was the election of Jack L. Bowman, Raymond C. Carnahan, Jr., Jack J. Luchese, Herbert H. McDade and Paul J. Wilson as directors. CytRx voted all outstanding shares of Vaxcel in favor of the election of the directors.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Number            Description
         -------           -----------
          10.1 *           Vaxcel, Inc. 1993 Stock Option Plan Amended and
                           Restated as of April 17, 1997

          11               Statement re: computation of net loss per share

          27               Financial Data Schedule (for SEC use only)

          * Indicates a management contract or compensatory plan or arrangement.


(b)      Reports on Form 8-K:

         On June 3, 1997, the Registrant filed a Current Report on Form 8-K reporting its acquisition of Zynaxis, Inc. On July 21, 1997 the Registrant filed Amendment No. 1 to the Form 8-K filed on June 3, 1997 in order to provide the historical financial statements of Zynaxis, Inc. required under Rule 3-05 of Regulation S-X and the pro forma financial information required under Article 11 of Regulation S-X.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       VAXCEL, INC.
                                                       (Registrant)


Date: August 14, 1997                        By:    /s/ Mark W. Reynolds
      ---------------                           --------------------------------
                                                      Mark W. Reynolds
                                                   Chief Financial Officer
                                                (Chief Accounting Officer and a
                                                    duly authorized officer)