Form 10-Q
period 1997-09-30
VAXCEL INC
filed 1997-11-13
CIK 1029802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

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


Number of shares of Vaxcel, Inc. Common Stock, $.001 par value, issued and outstanding as of November 6, 1997: 11,005,333.

                                  VAXCEL, INC.

                                    Form 10-Q




                                Table of Contents



                                                                                Page
                                                                                ----
PART I.  FINANCIAL INFORMATION

 Item 1  Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 1997
         (unaudited) and December 31, 1996                                        3

         Condensed Consolidated Statements of Operations (unaudited) for the
         Three Month and Nine Month Periods Ended September 30, 1997 and 1996     4

         Condensed Consolidated Statements of Cash Flows (unaudited) for the
         Nine Month Periods Ended September 30, 1997 and 1996                     5

         Notes to Condensed Consolidated Financial Statements                     6

 Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                9

PART II. OTHER INFORMATION

 Item 6  Exhibits and Reports on Form 8-K                                        12

SIGNATURES                                                                       12

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                  VAXCEL, INC.
                            CONDENSED BALANCE SHEETS


                                                                  September 30, 1997      December 31, 1996
                                                                  ------------------      -----------------
ASSETS                                                                (unaudited)
Current assets:
    Cash and cash equivalents                                        $  1,097,289           $     84,481
    Accounts receivable                                                   170,221                 49,222
                                                                     ------------           ------------
       Total current assets                                             1,267,510                133,703

Property and equipment, net                                                90,847                 95,176

Other assets:
    Acquired developed technology, net                                  3,514,356                     --
    Notes receivable                                                      632,786                     --
    Deferred transaction costs                                                 --                113,439
    Deposits                                                               55,674                 35,674
                                                                     ------------           ------------
       Total other assets                                               4,202,816                149,113
                                                                     ------------           ------------

       Total assets                                                  $  5,561,173           $    377,992
                                                                     ============           ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $     35,167           $     32,039
    Accrued liabilities                                                   176,974                155,540
    Amounts due to affiliates, net                                         17,022                 30,427
                                                                     ------------           ------------
       Total current liabilities                                          229,163                218,006

Commitments

Stockholders' equity:
    Preferred stock, $.001 par value, 2,000,000 shares authorized;
       no shares issued and outstanding                                        --                     --
    Common stock, $.001 par value, 30,000,000 shares authorized;
       11,005,333 and 8,250,004 shares issued and outstanding at
       September 30, 1997 and December 31, 1996, respectively              11,005                  8,250
    Additional paid-in capital                                         12,063,552              4,697,750
    Accumulated deficit                                                (6,742,547)            (4,546,014)
                                                                     ------------           ------------
       Total stockholders' equity                                       5,332,010                159,986
                                                                     ------------           ------------

       Total liabilities and stockholders' equity                    $  5,561,173           $    377,992
                                                                     ============           ============




                            See accompanying notes.

                                  VAXCEL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three Month Period Ended September 30,       Nine Month Period Ended September 30,
                                       --------------------------------------       -------------------------------------
                                              1997                1996                     1997                1996
                                          -----------         -----------              -----------         -----------
Revenues:
    Collaborative and grant income        $   158,418         $    30,635              $   216,203         $    30,635
    License fees                                   --                  --                       --              50,000
    Investment income, net                     15,681                 925                   24,148               6,459
                                          -----------         -----------              -----------         -----------
                                              174,099              31,560                  240,351              87,094

Expenses:
    Research and development
         Transactions with affiliates         124,365              10,275                  217,868              59,148
         Other                                268,512             150,304                  681,541             481,596
    Acquired research and development              --                  --                  951,017                  --
    Selling, general and administrative
         Transactions with affiliates          22,500              17,490                   68,921              52,472
         Other                                293,574             111,057                  517,537             264,191
                                          -----------         -----------              -----------         -----------
                                              708,951             289,126                2,436,884             857,407
                                          -----------         -----------              -----------         -----------

Net loss                                  $  (534,852)        $  (257,566)             $(2,196,533)        $  (770,313)
                                          ===========         ===========              ===========         ===========


Net loss per share (see Exhibit 11)       $     (0.05)        $     (0.03)             $     (0.23)        $     (0.10)
                                          ===========         ===========              ===========         ===========








                            See accompanying notes.

                                  VAXCEL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Nine Month Period Ended September 30,
                                                            -------------------------------------
                                                                   1997                1996
                                                               -----------         -----------
Cash flows from operating activities:
      Net loss                                                 $(2,196,533)        $  (770,313)
      Adjustments to reconcile net loss to net cash
        used by operating activities:
           Depreciation and amortization                           124,344              38,700
           Charge for acquired research and development            951,017                  --
           Net change in assets and liabilities                    203,558             (62,170)
                                                               -----------         -----------
                Total adjustments                                1,278,919             (23,470)
                                                               -----------         -----------
           Net cash used by operating activities                  (917,614)           (793,783)

Cash flows from investing activities:
      Capital expenditures                                          (3,371)             (2,907)
                                                               -----------         -----------
           Net cash used by investing activities                    (3,371)             (2,907)
                                                               -----------         -----------

Cash flows from financing activities:
      Pre-merger equity contributions by CytRx                     163,396                  --
      Proceeds from sale of common stock                             8,005             300,000
      Net proceeds from issuance of common stock
        in connection with acquisition of Zynaxis, Inc.          1,762,392                  --
                                                               -----------         -----------
           Net cash provided by financing activities             1,933,793             300,000
                                                               -----------         -----------

Net increase (decrease) in cash and cash equivalents             1,012,808            (496,690)

Cash and cash equivalents at beginning of period                    84,481             515,522
                                                               -----------         -----------

Cash and cash equivalents at end of period                     $ 1,097,289         $    18,832
                                                               ===========         ===========

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                 $     1,421         $        --
                                                               ===========         ===========




                            See accompanying notes.

                                  VAXCEL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)



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

         The accompanying condensed consolidated financial statements at September 30, 1997 and for the three month and nine month periods ended September 30, 1997 and 1996 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1996 contained in its registration statement filed on Form S-4 under the Securities Act of 1933, as amended.


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

3.       NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The adoption of Statement No. 128 will not impact the Company's calculation of net loss per share for the three month or nine month periods ended September 30, 1997 and 1996.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which is required to be adopted December 31, 1997. The Statement establishes new rules for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of Statement No. 130 will not impact the Company's financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, which is required to be adopted December 31, 1997. The adoption of Statement No. 131 will not impact the Company's financial statements.

4.       ACQUISITION OF ZYNAXIS, INC.

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

         The following table presents unaudited pro forma operating results for the nine months ended September 30, 1997 and 1996, as if the acquisition of Zynaxis had occurred on January 1 of each period.

                                          1997                    1996
                                          ----                    ----
         Revenues                     $ 1,068,000             $ 1,095,000
         Net loss                     $(1,567,000)            $(3,413,000)
         Net loss per share           $      (.14)            $      (.31)

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

         As a result of Vaxcel's business combination with Zynaxis (see Note 4 to Financial Statements), Vaxcel has acquired the PLG microencapsulation and mucoadhesive vaccine technologies of Zynaxis. These technologies appear to be complementary to Vaxcel's current technology, as Optivax is primarily focused on enhancing the effectiveness of injectible vaccines, while the Zynaxis technologies are primarily targeted toward development of vaccines for oral and mucosal delivery. Vaxcel believes the Zynaxis oral delivery technologies may have commercial application for many marketed vaccines currently administered by injection, as well as certain new vaccines under development. In addition, the Zynaxis technologies can be administered alone or in combination with other vaccine carriers, delivery systems, and adjuvants. Similar to Optivax, Vaxcel's business strategy for the PLG microencapsulation and mucoadhesive vaccine technologies will be to license these technologies to companies engaged in vaccine research and development. In September 1995, ALK A/S ("ALK"), a Danish company, executed a development and licensing agreement which granted ALK exclusive, worldwide rights to evaluate and develop the Zynaxis technologies for oral delivery of bioactive substances for the treatment of allergy. ALK is a world leader in the preparation and standardization of allergen extracts for allergy immunotherapy.

Financial Condition and Liquidity

         At September 30, 1997 Vaxcel had cash and cash equivalents of $1,097,000 and net assets of $5,332,000 compared to $84,000 and $160,000, respectively, at December 31, 1996. The increase in cash and cash equivalents is due to CytRx's contribution of approximately $2.3 million in cash to Vaxcel in connection with the acquisition of Zynaxis in May 1997. Since its inception, Vaxcel's research and development, general and administrative and other expenses have exceeded its revenues from licenses, grants and other sources, and the Company has been economically dependent upon CytRx to provide the funding necessary to conduct its operations.

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

         Revenues from corporate partnering arrangements are vital to the Company's ability to meet its business objectives. Management expects to enter into additional arrangements that would supplement Vaxcel's liquidity and capital resources. It is management's belief that cash on hand will be sufficient to support Vaxcel's current level of operations through late 1998. The Company will consider additional sources of funding as appropriate and available. These statements regarding the Company's plans for future financings are forward-looking statements that are subject to a number of risks and uncertainties. The Company's ability to obtain future financings through corporate partnering arrangements or otherwise is subject to market conditions and the Company's ability to identify parties that are willing and able to enter into such arrangements on terms that are satisfactory to the Company. There can be no assurance that the Company will be able to obtain future financing from these sources.

         At December 31, 1996, the Company had net operating loss carryforwards for income tax purposes of approximately $4.6 million, which will expire at various dates through 2011, if not utilized. The Company also has research and development credits available to reduce income taxes, if any, of approximately $77,000. Based on an assessment of all available evidence including, but not limited to, the Company's limited operating history and lack of profitability, uncertainties of the commercial viability of the Company's technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets. Such valuation allowance had no impact on reported net losses.

Results of Operations

         The Company recorded net losses of $535,000 and $2,197,000 during the three month and nine month periods ended September 30, 1997, as compared to $258,000 and $770,000 during the same periods in 1996.

         The higher net loss for the nine months ended September 30, 1997 versus the same period in 1996 is primarily due to a $951,000 non-cash charge for acquired research and development incurred during the second quarter of 1997 as a result of the Company's acquisition of Zynaxis, and also to higher administrative expenses subsequent to the merger. Higher administrative expenses were also the primary reason for the higher net loss for the three months ended September 30, 1997 over the same period in 1996.

         Research and development expenditures for the three month period ended September 30, 1997 were $393,000, as compared to $161,000 during 1996. For the nine month period research and development expenditures were $899,000 versus $541,000 in 1996. From 1996 to 1997 there has been no significant change in the level of research and development activity, nor in the Company's focus of developing Optivax. Fluctuations in expenditures from year to year are primarily due to the timing and nature of external studies being performed.

         General and administrative expenses for the three month period ended September 30, 1997 were $316,000, as compared to $129,000 during 1996. For the nine month period general and administrative expenses were $586,000 versus $317,000 in 1996. The increase is primarily due to non-transaction expenses associated with the Company's acquisition of Zynaxis and activities for administration of the combined companies.

Part II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit
         Number            Description

           11              Statement re: computation of net loss per share

           27              Financial Data Schedule (for SEC use only)


(b)      Reports on Form 8-K - None





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       VAXCEL, INC.
                                                       (Registrant)


Date: November 6, 1997                  By:        /s/ Mark W. Reynolds
      ----------------                     -------------------------------------
                                                      Mark W. Reynolds
                                                  Chief Financial Officer
                                              (Chief Accounting Officer and a
                                                  duly authorized officer)