Form 10-K
period 1997-12-31
VAXCEL INC
filed 1998-03-27
CIK 1029802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997
                                   -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-22373
                                              -------

                                  VAXCEL, INC.
                                  ------------
             (Exact name of Registrant as specified in its charter)

              Delaware                                 58-2027283
----------------------------------        ------------------------------------
   (State or other jurisdiction           (I.R.S. Employer Identification No.)
 of incorporation or organization)

        154 Technology Parkway
        Norcross, Georgia 30092                          30092
----------------------------------------     ---------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (770) 453-0195
                                                      --------------

                                  ------------

Securities registered pursuant to Section l2(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On March 20 1998, the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $945,000.

On March 20 1998, there were 11,001,070 shares of the Registrant's common stock outstanding, exclusive of treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Vaxcel, Inc. 1997 Annual Report to Stockholders are incorporated by reference into Parts II, III and IV. Portions of the Vaxcel, Inc. Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III.

                                     PART I


ITEM 1. BUSINESS

GENERAL

         Vaxcel, Inc. ("Vaxcel"), is engaged in the development and commercialization of vaccine adjuvants and delivery systems and a novel vaccine for the treatment of cancer.

         Vaxcel has four proprietary adjuvant and delivery system technologies which can be used to increase the effectiveness and/or convenience of both currently marketed and new vaccines. Vaxcel derives its rights to these four technologies from the following: (a) the rights to OPTIVAX(R) ("Optivax") are derived from an exclusive, worldwide license agreement with CytRx Corporation ("CytRx"); (b) the rights to PLG microspheres for oral vaccine delivery are derived as a result of a May 1997 merger of Zynaxis, Inc. ("Zynaxis"), a publicly-held biotechnology company, with Vaxcel Merger Sub, a wholly-owned subsidiary of Vaxcel formed for the purpose of the transaction (such transaction hereinafter referred to as the "Merger"); (c) the rights to mucoadhesives for oral vaccine delivery are also derived as a result of the Merger; and (d) the rights to entrapment techniques for vaccine delivery using certain water soluble polymers are derived from a Research Agreement and Option Agreement with Vanderbilt University ("Vanderbilt"). These four technologies are complementary to each other, thereby providing Vaxcel with a broad portfolio of technologies for the development of vaccines to be delivered by the injectable, oral, and mucosal routes of administration. Vaxcel's business strategy is to sublicense these adjuvant and delivery system technologies on a vaccine-by-vaccine basis to companies engaged in vaccine development.

         Reference herein to "the Company" includes Vaxcel, Vaxcel Merger Sub and Zynaxis. This Form 10-K contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Holders of the Company's capital stock are cautioned that such statements are only predictions and that actual events or results may differ materially.

RECENT DEVELOPMENTS

         In March 1998, Vaxcel and University College London ("UCL") executed a definitive license agreement whereby Vaxcel acquired worldwide, exclusive rights to genetically engineered and mutated (beta)-Human Chorionic Gonadotropin ((beta)hCG) proteins for use in the treatment and/or prevention of cancer. UCL retained the rights to these (beta)hCG proteins for therapeutic applications other than cancer. Under the terms of this license agreement, Vaxcel paid UCL an upfront license fee upon execution of this license agreement and will further pay UCL a royalty on net sales of any cancer product that utilizes the (beta)hCG proteins. Vaxcel also has the right to sublicense the
(beta)hCG proteins, subject to certain conditions and the payment to UCL of a fixed proportion of the sublicense compensation received by Vaxcel. Vaxcel believes these proteins can be combined with the Company's Optivax adjuvant technology to develop a next generation (beta)hCG cancer vaccine.

         In December 1997, Vaxcel and Vanderbilt executed a Research Agreement and an Option Agreement to evaluate Vanderbilt's technology for vaccine delivery by entrapping antigens into the structure of particles composed of water soluble, biocompatible and/or biodegradable polymers. Under the terms of these agreements, Vanderbilt will produce experimental vaccines that incorporate certain antigens into the structure of micrometer and nanometer particles composed of water-soluble, biocompatible, and/or biodegradable polymers. Such vaccine formulations will be preclinically evaluated by Vaxcel. If the preclinical evaluations are successful, Vaxcel has the right to negotiate an exclusive, worldwide license to further develop and market Vanderbilt's technology in the vaccine field. Under such license agreement, Vaxcel shall pay Vanderbilt milestone fees and royalties on sales if Vaxcel directly markets vaccines utilizing the Vanderbilt technology. Vaxcel also has the right to sublicense the Vanderbilt technology, subject to certain conditions and the payment to Vanderbilt of a fixed proportion of the sublicense compensation received by Vaxcel.

CURRENT FINANCIAL CONDITION AND THE POTENTIAL IMPACT ON OPERATIONS

         At December 31, 1997, the Company had cash and cash equivalents of $691,000 and working capital of $666,000. Current cash resources, augmented by expected collaborative and other revenues will only be sufficient to fund current operations into, but not beyond the third quarter of 1998. The ability of the Company to operate as a going concern with the current portfolio of technologies under development for the remainder of 1998 and into 1999 will be determined by the results of ongoing technology licensing efforts and/or the actual proceeds of any fund-raising activities. In order to fund its operations and technologies, the Company will consider all available options, including the possible sale of the Company or merger with another organization.

         If the Company is unable to raise significant additional funds, it will be required to severely reduce or terminate operations. A severe reduction in operations would limit the ability of the Company to perform under its current collaborative agreements and would limit the advance of the Company's technologies under development. Ultimately, the Company may need to obtain funds through arrangements that require it to relinquish rights to certain or all of its technologies. The Company may additionally be required to curtail or further divest research programs or totally cease operations and liquidate remaining assets, if any. Should the Company determine that it is no longer in the best interest of its stockholders to continue operations, the ability of the Company to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its stockholders will be limited by the amount of working capital on hand.

PRODUCT DEVELOPMENT

         Vaccine Adjuvants Delivery Systems. Vaccines are one of the most powerful tools for controlling infectious diseases as routine immunization has caused a significant reduction in the number of cases and associated morbidity and mortality of a wide variety of diseases. As a result of these past successes, several new vaccines are under research and development, many of which have the potential to be introduced within the next decade.

         The demand for vaccine adjuvant and delivery system technologies has emerged in recent years as scientists have recognized the need for compounds capable of generating potent immune responses. There are several medical / technical needs for such technologies, including: (a) reducing the number of injections for vaccines which require multiple doses; (b) increasing the potency of existing vaccines which are only marginally effective; (c) increasing the effectiveness of new subpotent vaccines under development; and
(d) allowing the development of oral vaccines which provide mucosal protection and have greater patient acceptance than vaccines given by needle injections.

         To help address these medical / technical needs, Vaxcel has a portfolio of proprietary adjuvants and delivery systems as shown below.



             TECHNOLOGY                   COMPOSITION                 ROUTE OF ADMINISTRATION
         ------------------------------------------------------------------------------------------
              Optivax(R)                  Block Copolymers                     Injectable
         ------------------------------------------------------------------------------------------
         Microencapsulation        Poly(Lactide-Co-Glycolide)              Oral & Mucosal
         ------------------------------------------------------------------------------------------
           Mucoadhesives             Mucoadhesive Polymers                      Oral
         ------------------------------------------------------------------------------------------
             Entrapment              Water Soluble Polymers         Oral, Mucosal, & Injectable
         ------------------------------------------------------------------------------------------

         Optivax is the tradename for a family of proprietary nonionic block copolymers which augment or modify the immune response to vaccines when administered primarily by injection. Optivax acts both as a delivery system by targeting vaccines to cells of the immune system and as an adjuvant because of its ability to augment the immune system's response to vaccines. Vaxcel and its institutional / corporate collaborators have performed numerous preclinical studies (including several studies in non-human primates) to characterize the adjuvant activity of Optivax. Vaxcel also performed a Phase I clinical trial to help demonstrate that Optivax was safe and effective in humans. In this trial, the results of which were published in the December 1997 issue of Clinical Cancer Research, Optivax in combination with a subpotent cancer immunogen generated potentially beneficial humoral and cellular immune responses in patients with advanced cancer without evidence of significant local or systemic toxicity.

         The PLG microencapsulation oral technology is based on the use of lactide and glycolide polymers. The actual encapsulation process involves the trapping of antigens into pockets or cavities formed within the PLG microspheres during production. When the final vaccine is administered to humans, the PLG microspheres degrade and the encapsulated antigen is then released to the appropriate immunological site in the body. Vaccines using PLG microencapsulation have been evaluated in animals and humans and such vaccines have induced systemic and mucosal antibody responses following oral administration. The safety of PLG in humans is well recognized as these polymers are both biocompatible and biodegradable and have been widely used as synthetic absorbable sutures.

         Mucoadhesives are natural or synthetic polymers that bind to mucosal tissues or the mucin that coats these tissues. Mucoadhesive polymers have been favorably evaluated by others for oral delivery of drugs and Vaxcel believes this technology may have application for vaccines. In a recent preclinical study with influenza vaccine, the lead mucoadhesive polymer induced a stronger mucosal response than the injected vaccine.

         Techniques have been developed by Vanderbilt which entrap antigens into the structure of particles composed of water soluble, biocompatible and/or biodegradable polymers. This technology is currently being preclinically evaluated as both an injectable and oral vaccine delivery system by Vaxcel in collaboration with Vanderbilt. If such evaluations are positive, Vaxcel has an option to license this technology for use with vaccines administered by the injectable, oral, nasal or any other route.

         Vaxcel's business strategy is to sublicense its technologies on a vaccine-by-vaccine basis to companies engaged in vaccine development. Such sublicense agreements may be either exclusive, co-exclusive, or non-exclusive in the field depending upon the situation. The sublicensees will combine their vaccine with Vaxcel's technology and then be responsible for product development, regulatory approval, and commercialization of the final product at their expense. In return, Vaxcel will receive licensing fees, milestone payments, and royalty on sales. At present, Vaxcel has entered into an option agreement for Optivax with Medeva PLC ("Medeva"), a license agreement for Optivax with Corixa Corporation ("Corixa"), and a license agreement for PLG microspheres with ALK A/S ("ALK").

         Amounts spent for research and development activities for Vaxcel's adjuvant and delivery system technologies were $1,165,000, $853,000, and $895,000 during the years ended December 31, 1997, 1996, and 1995, respectively.

         Current Corporate Collaborations. The Company has three corporate collaboration agreements for the development of its technologies:

        Medeva. In October 1995, Vaxcel signed an option agreement with Medeva PLC ("Medeva") to evaluate Optivax in combination with a Medeva viral antigen. Medeva is a London based pharmaceutical company which currently markets a variety of important vaccines and is also in late-stage development of a hepatitis B vaccine that may show utility in people for whom existing hepatitis B vaccines offer limited or no protection.

        This agreement gives Medeva rights to evaluate Optivax in combination with its viral antigen in both preclinical and Phase I human clinical testing. In return, Vaxcel received an upfront cash payment and will receive milestone payments for successful product development. In addition, Medeva will fund product development activities. If the Phase I trials are successful, Medeva will have the right to negotiate a co-exclusive license to further develop and market Optivax in the specific disease field. Under such a licensing arrangement, Vaxcel will receive further milestone payments, royalties on sales, and payments under a supply agreement for having Optivax manufactured for Medeva.

        Corixa. In April 1996, Vaxcel signed a definitive license agreement with Corixa for use of Vaxcel's Optivax in combination with vaccines being developed by Corixa. Corixa, a publicly-traded Seattle-based biotechnology company, is discovering and developing T cell therapeutic vaccines for the treatment of certain infectious diseases and cancer.

        Under terms of the agreement, Corixa received worldwide, exclusive rights to use Optivax with a variety of cancer and infectious disease vaccines being developed by Corixa. Corixa also has the right to sublicense vaccines containing Optivax. Corixa or its sublicensees will be responsible for conducting all development, regulatory submissions and marketing activities for their vaccines combined with Optivax. In return, if vaccines are successfully developed, Vaxcel will receive milestone payments, royalties on sales, and payments under a supply agreement for having Optivax manufactured for Corixa or its sublicenses.

        ALK. Vaxcel assumed an agreement with ALK in the Merger. ALK is a world leader in the preparation and standardization of allergen extracts for allergy immunotherapy. In September 1995, ALK executed a development and licensing agreement to evaluate and develop oral technologies for delivery of bioactive substances for the treatment of allergy.

        Vaxcel may receive additional milestone and royalty payments from ALK if ALK receives FDA or certain other regulatory approvals for allergy products using the oral vaccine delivery technologies. Under the terms of this agreement, ALK is responsible for conducting all development, regulatory submissions and marketing activities for ALK's allergy products using the oral technologies. In addition, ALK has the right to make or have made the PLG microspheres.

         In addition to the above mentioned corporate collaborations, Vaxcel has several research and materials transfer agreements with leading vaccine manufacturers and biotechnology companies whereby Vaxcel has provided its adjuvant/delivery system technology for evaluation with their antigens. Under other arrangements, some companies have provided Vaxcel with their antigens to be tested in conjunction with Vaxcel's adjuvant/delivery system technology. Assuming successful results from such evaluations, Vaxcel will aggressively pursue sublicensing agreements or other arrangements with certain of these research partners.

         Cancer Vaccine. In March 1998, Vaxcel, executed a definitive license agreement with UCL for acquiring worldwide, exclusive rights to genetically engineered and mutated (beta)-Human Chorionic Gonadotropin ((beta)hCG) proteins for use in the treatment and/or prevention of cancer. Vaxcel believes these genetically engineered and mutated (beta)hCG proteins should be excellent immunogens for the development of a therapeutic vaccine for a wide variety of cancers.

         Except for pregnant women, healthy individuals do not normally produce
(beta)hCG. However, significant quantities of (beta)hCG are produced by many different types of cancers including pancreatic, colorectal, breast, lung, prostate, and others. The highest concentrations of (beta)hCG are secreted by cancers which have metastasized. Research has indicated that cancer cells may use (beta)hCG as one of the mechanisms to resist being attacked and killed by the human immune system.

         By combining these genetically engineered and mutated (beta)hCG proteins from UCL with the Company's Optivax adjuvant, Vaxcel believes that both the antigen and adjuvant components of this cancer vaccine should be superior to a first generation (beta)hCG vaccine being developed with some encouraging results by a third party. The genetically engineered and mutated
(beta)hCG proteins should be more immunogenic than the first generation vaccine and the inclusion of the Optivax adjuvant in the vaccine formulation should help augment anti-tumor cellular immune responses.

MARKETING AND SALES

         If Vaxcel obtains approval for commercialization of vaccines using its vaccine adjuvant/delivery system technologies, Vaxcel intends to market and sell such products directly through its collaborators. Pediatric vaccines are sold and distributed in the United States directly to private practicing physicians (primarily pediatricians and generalists), pharmacies, surgical supply dealers, and government agencies such as the CDC, the military, and city, county and state health departments. For pediatric vaccines recommended for routine use in children, approximately 50% of the doses are distributed through the private sector and 50% through the public sector. Adult vaccines are sold through the same channels, except with minimal pediatrician and less extensive public sector involvement. The United States government negotiates annual contracts for vaccines to be used in the public health sector. These contracts are awarded based on price, ability to supply and product innovation. Prices in the public sector are generally lower than those in the private sector.

         Because of well-documented reports on the cost-effectiveness of vaccines, some managed health care organizations have initiated programs to increase the immunization rates of their members. Other groups have implemented creative programs, including incentives, to accomplish this goal. Vaxcel believes that these programs will result in an increased demand for vaccines in the future.

PATENTS AND PROPRIETARY TECHNOLOGY

         Vaxcel actively seeks patent protection for its technologies, processes, uses, and ongoing improvements and considers its patents and other intellectual property to be critical to its business.

         Vaxcel has received a worldwide, exclusive license from CytRx for the use of a series of certain copolymers as a vaccine adjuvant/delivery system. See Item 13 - "Certain Relationships and Related Transactions." These patents and patent applications contain claims directed to the use of copolymers as vaccine adjuvants/delivery systems and the use of the copolymers in any vaccine preparation.

         The compositions and methods for the administration of bioactive agents to and through the Peyer's Patches by means of microencapsulation in biocompatible, biodegradable microspheres of 1-10 microns in diameter are protected by issued patents, pending United States patent applications, and foreign counterparts held by Southern Research Institute ("SRI") and the University of Alabama at Birmingham ("UAB"). By means of the Merger with Zynaxis, this microencapsulation technology is exclusively licensed to Vaxcel in the field of oral vaccine delivery. See Item 13 - "Certain Relationships and Related Transactions."

         Through the Merger, Vaxcel also acquired rights to pending United States patent applications and foreign counterparts relating to the use of polymeric mucoadhesives for the oral delivery of vaccines at mucosal surfaces and compositions and methods for preparation of solid, orally administered dosage units for live viral vaccines.

         Patent applications on the genetically engineered and mutated
(beta)hCG proteins were submitted by UCL in 1995. The claims in these patent applications are directed to both composition of matter and therapeutic uses of the recombinant, mutated (beta)hCG proteins.

         In 1997, Vanderbilt submitted patent applications on its techniques for entrapping antigens into the structure of particles composed of water soluble, biocompatible and/or biodegradable polymers. The claims in these patent applications are directed to both composition of matter and delivery of vaccines and other substances.

         Vaxcel continually evaluates the patentability of new inventions and improvements developed by its employees and collaborators. Whenever appropriate, Vaxcel will endeavor to file United States and international patent applications to protect these new inventions and improvements. However, there can be no assurance that any of the current pending patent applications or any new patent applications that may be filed will result in issued United States or foreign patents.

         Vaxcel also attempts to protect its proprietary products, processes and other information by relying on trade secrets and non-disclosure agreements with its employees, consultants and certain other persons who have access to such products, processes and information. Under the agreements, all inventions conceived by employees are the exclusive property of Vaxcel. Nevertheless, there can be no assurance that these agreements will afford significant protection against misappropriation or unauthorized disclosure of Vaxcel's trade secrets and confidential information.

GOVERNMENT REGULATION

         The manufacture and sale of any product based on Vaxcel's proprietary vaccine adjuvants and delivery systems or its (beta)hCG cancer proteins will be subject to extensive regulation by United States and foreign governmental authorities. The FDA has established guidelines and safety standards which apply to the pre-clinical evaluation, clinical testing, manufacture and marketing of pharmaceutical products. The process of obtaining FDA approval for a new therapeutic or prophylactic product (drug and/or vaccine) generally takes several years and involves the expenditure of substantial resources. The steps required before such a product can be produced and marketed for human use in the United States include preclinical studies in animal models, the filing of an Investigational New Drug ("IND") application, human clinical trials and the submission and approval of a Product License Application ("PLA"). The PLA involves considerable data collection, verification and analysis, as well as the preparation of summaries of the manufacturing and testing processes, preclinical studies, and clinical trials. The FDA must approve the PLA before the drug may be marketed. There can be no assurance that the Company will be able to obtain the required FDA approvals for any of its products.

         The manufacturing facilities and processes for the Company's products, whether manufactured directly by the Company or by a third party, will be subject to rigorous regulation, including the need to comply with Federal Good Manufacturing Practice regulations. The Company is also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Nuclear Energy and Radiation Control Act, the Toxic Substance Control Act and the Resource Conservation and Recovery Act.

COMPETITION

         Many companies, including large pharmaceutical, chemical and biotechnology firms with financial resources, research and development staffs, and facilities that are substantially greater than those of the Company, are engaged in the research and development of pharmaceutical products that could compete with the products under development by the Company. The industry is characterized by rapid technological advances and competitors may develop their products more rapidly and/or such products may be more effective than those under development by the Company or its licensees and corporate partners. The Company competes in this research and development environment by attempting to develop its products and technologies in an innovative and timely fashion that would provide the Company with an advantage in the licensing and/or marketing of its products and technologies.

MANUFACTURING

         Vaxcel currently does not have the capabilities to manufacture any of its vaccine delivery/adjuvant technologies or its (beta)hCG proteins and plans to rely upon collaborators and/or contract manufacturers to produce both its technologies and final vaccine products for preclinical, clinical, and commercial purposes.

         Vaxcel is required to purchase its bulk Optivax copolymers from CytRx or CytRx's designated third party contract manufacturer under the terms of a supply agreement between Vaxcel and CytRx. See Item 13 - "Certain Relationships and Related Transactions." To date, Vaxcel has been contracting with CytRx to synthesize and supply the bulk Optivax copolymers under GMP conditions for both preclinical and clinical purposes. Vaxcel believes that the manufacturing process used by CytRx for the Optivax copolymers currently under development can be readily scaled up to permit bulk manufacture in commercial quantities by either CytRx or CytRx's designated third-party contract manufacturer. After the bulk Optivax copolymers are supplied to Vaxcel by CytRx, Vaxcel plans to send this bulk material to sublicensees at prices per kilogram which have been predetermined in a supply agreement between Vaxcel and the sublicensee. The sublicensees will be responsible for bulk manufacture of the antigen and for formulation of the final vaccine product.

         Vaxcel has no internal manufacturing capabilities and no written agreement with a contract manufacturer for production of the PLG microencapsulation technology. In the near future, Vaxcel will continue to rely on contract manufacturers, including SRI, for supplying PLG microspheres for both preclinical studies and clinical trials of the technology. Vaxcel believes that there are several third-party contract manufacturers which could produce the PLG technology under GMP conditions and Vaxcel will seek to identify and negotiate a written supply agreement with such a supplier at the appropriate time. In addition, under the terms of the license agreement for the technology with SRI and UAB, Vaxcel will have the right to transfer the know-how for manufacturing the PLG microspheres to its sublicenses and Vaxcel may employ this strategy with certain sublicenses.

         Vaxcel has no capabilities of internally or externally manufacturing the mucoadhesive technology in accordance with GMP conditions. To date, mucoadhesives have been produced at the laboratory level in order to conduct preclinical studies. Assuming preclinical studies continue to be positive, Vaxcel will seek a third-party contract manufacturer to produce mucoadhesives for further development and clinical testing and Vaxcel will attempt to negotiate a written supply agreement with such a manufacturer. Vaxcel believes the mucoadhesives can be produced at commercial scale under GMP conditions since this technology has been manufactured by others as components in oral drug formulations.

         Vaxcel has no internal or external capabilities for manufacturing Vanderbilt's vaccine delivery technology for entrapping antigens into the structure of particles composed of water soluble, biocompatible and/or biodegradable polymers. To date, such entrapment techniques have only been produced at the laboratory level by Vanderbilt in order for the parties to perform preclinical studies. Assuming such preclinical studies are favorable, Vaxcel will develop a manufacturing strategy for both additional development and commercialization of this technology. At present, Vaxcel believes that Vanderbilt's techniques for entrapping antigens can be produced at commercial scale under GMP conditions.

         Six mutated versions of the (beta)hCG gene and the normal or wild type have been developed by UCL. Vaxcel believes these genes are available from UCL in forms that will allow their expression and production in GMP-approved expression systems by certain third party contract manufacturers. After such production, these genes will be formulated with Vaxcel's Optivax adjuvant for preclinical and initial clinical testing. Assuming such preclinical and clinical studies are favorable, Vaxcel will develop a manufacturing strategy for both additional development and commercialization of this technology. At present, Vaxcel believes that UCL's genetically engineered and mutated
(beta)hCG proteins can be produced at commercial scale under GMP conditions.

ENVIRONMENTAL PROTECTION

        During 1997 compliance with federal, state and local regulations pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company.

EMPLOYEES

        Vaxcel has a staff of five individuals dedicated to the development of its vaccine adjuvant/ delivery system technologies, two of whom are Ph.D.s. None of Vaxcel's employees are represented by a labor union.

        Effective June 1, 1993, and amended October 10, 1996, Vaxcel and CytRx entered into a services agreement pursuant to which CytRx agreed to provide Vaxcel with certain management, administrative, and scientific services. See
Item 13 - "Certain Relationships and Related Transactions."

ITEM 2. PROPERTIES

        From January 1994 to August 1995, Vaxcel occupied administrative offices and laboratories in a separate facility in Norcross, Georgia under a five-year lease agreement. In August 1995, Vaxcel relocated its administrative offices and laboratories to the CytRx complex in Norcross and subleased its prior facility to SeaLite Sciences, Inc. commencing January 23, 1996. This sublease agreement will remain in effect until January 22, 1999. The rental income received by Vaxcel under this sublease agreement with SeaLite Sciences, Inc. approximates Vaxcel's costs under the original lease agreement. In total, Vaxcel leases approximately 2,500 square feet of space within CytRx's facilities. Vaxcel believes that these facilities are sufficient for its needs for the near future.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded on the OTC Bulletin Board under the symbol VXCL. The following table sets forth the high and low sale prices for the Common Stock for the periods indicated as reported by the OTC Bulletin Board. Such prices represent prices between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.


                                                High                   Low
                                                ----                   ---
COMMON STOCK:
     1998

         January 1 to March 20                    5/8                  1/2
     1997
         Fourth Quarter                         1                      3/8
         Third Quarter                          1 3/4                  5/8
         Second Quarter (from May 21)           2 1/8                1 1/4

         On March 20, 1998, the closing bid quotation of the Common Stock as reported on the OTC Bulletin Board was $.50 and there were approximately 275 holders of record of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and other institutions. The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         Information with respect to this item is incorporated herein by reference from the Company's 1997 Annual Report to Stockholders. The applicable portion of the 1997 Annual Report to Stockholders is included in Exhibit 13.1 to this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information with respect to this item is incorporated herein by reference from the Company's 1997 Annual Report to Stockholders. The applicable portion of the 1997 Annual Report to Stockholders is included in Exhibit 13.1 to this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Part IV, Item 14 for an index of the statements, notes and schedules. Information with respect to this item is incorporated herein by reference from the Company's 1997 Annual Report to Stockholders. The applicable portion of the 1997 Annual Report to Stockholders is included in Exhibit 13.1 to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to this item is incorporated herein by reference from the Proxy Statement, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1997 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to this item is incorporated herein by reference from the Proxy Statement, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1997 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to this item is incorporated herein by reference from the Proxy Statement, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1997 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Vaxcel derives its rights to develop and commercialize Optivax from a license agreement with CytRx effective January 1993, as amended (the "Optivax Agreement"), which grants to Vaxcel the exclusive, worldwide right to develop and sell certain copolymers covered by claims of certain United States and foreign patent rights of CytRx, for use to enhance immune response in humans, in combination with an antigen in a vaccine delivery system (the "Optivax Field"). Expressly excluded from the Optivax Field are use of the copolymers alone as non-specific immune stimulants and use of the copolymers as therapeutic agents for infectious diseases. Under the terms of the Optivax Agreement, Vaxcel is required to pay CytRx a 10% royalty on net sales by Vaxcel or its affiliates of vaccines directly commercialized by Vaxcel in the Optivax Field for the longer of ten years from the first commercial sale of the product or the life of any patent right covering the licensed product. The Optivax Agreement gives Vaxcel the right to sublicense its rights, subject to certain conditions and the payment to CytRx of 15% of the sublicense compensation received by Vaxcel. Royalties paid to CytRx pursuant to the Optivax Agreement amounted to $7,500 and $17,250 during 1996 and 1995, respectively. No royalties were paid pursuant to this agreement during 1997.

         The Optivax Agreement gives Vaxcel the right to make finished vaccines but does not provide the right to make the bulk copolymers, which are supplied by CytRx under a supply agreement entered into between Vaxcel and CytRx effective January 1993 and amended as of October 10, 1997 (the "Supply Agreement"). Under the terms of the Supply Agreement, CytRx is to provide the Optivax CRL1005 copolymer at prices per kilogram which have been predetermined in the Supply Agreement. If Vaxcel requests CytRx to synthesize and supply a copolymer different than the Optivax CRL1005 copolymer, CytRx will offer to supply such copolymers to Vaxcel upon terms similar to the Optivax CRL1005 copolymer if such copolymer is similar in structure and requires similar manufacturing procedures with similar cost. In the event the cost of CytRx supplying such copolymers to Vaxcel is not similar to the Optivax CRL1005 copolymer or involves other manufacturing processes, the parties will negotiate revised prices per kilogram and all other terms of the Supply Agreement will remain unchanged. Vaxcel's requirements of the copolymers are to be provided either directly by CytRx or through a third-party supplier selected by CytRx. If CytRx or its licensed third-party chemical manufacturer is unwilling or unable to supply the copolymers, then Vaxcel and/or its sublicensees shall have the right to make or have made the copolymers and CytRx will make appropriate manufacturing know-how available to Vaxcel or its designee. The Supply Agreement is subject to termination by CytRx upon a termination event under the Optivax Agreement and in other customary circumstances (such as a breach by Vaxcel). Amounts paid to CytRx for production of copolymers were $79,591, $10,923 and $15,915 during 1997, 1996 and 1995, respectively.

         Effective June 1, 1993 and amended October 10, 1996, Vaxcel and CytRx entered into a services and facilities use agreement pursuant to which CytRx agreed to provide Vaxcel with certain management, administrative, and scientific services, as well as the use of certain administrative space at the CytRx facility in Norcross, Georgia. Amounts paid to CytRx pursuant to this agreement were $90,000, $69,963 and $105,246 during 1997, 1996 and 1995, respectively.

         During 1997, Vaxcel contracted with Proceutics, Inc. ("Proceutics"), a wholly-owned subsidiary of CytRx, for certain analytical services. Before its divestiture by CytRx in February 1998, Proceutics was a contract research organization providing pharmaceutical development services to the pharmaceutical and biopharmaceutical industry. Amounts paid to Proceutics in 1997 pursuant to these contracts were $163,915.

         Effective January 1, 1996 and amended October 16, 1996, Vaxcel and Proceutics entered into a facilities use agreement whereby Proceutics reserved and made available to Vaxcel certain laboratory, vivarium and related space at the Proceutics facility in Norcross, Georgia. Amounts paid to Proceutics pursuant to this agreement were $48,300 and $51,000 during 1997 and 1996, respectively.

         Effective March 15, 1997, in order to provide necessary funding for certain expenses and operations of Vaxcel pending the Merger, CytRx and Vaxcel entered into a Loan Agreement (the "Loan"), pursuant to which CytRx agreed to lend up to $400,000 to Vaxcel. The purpose of the Loan was to provide funding to Vaxcel for certain expenses directly or indirectly related to the Merger incurred by either CytRx or Vaxcel and for ongoing operational cash needs prior to the Merger. The Loan was unsecured and was interest-free until May 1, 1997; thereafter the interest rate was prime plus 2%. The outstanding Loan balance of $286,067, together with accrued interest of $1,421 was repaid by Vaxcel upon the closing of the Merger on May 21, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this 10-K:

     1.  Financial Statements

         The financial statements listed below are incorporated by reference from the Company's 1997 Annual Report to Stockholders:

         Balance Sheets as of December 31, 1997 and 1996

         Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995

         Statements of Stockholders' Equity for the Years Ended December 31, 1995, 1996 and 1997

         Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

         Notes to Financial Statements

         Report of Independent Auditors

     2.  Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts for the years ended
         December 31, 1997, 1996 and 1995                                Page 18

         All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.

     3.  Exhibits required by Item 601 of Regulation S-K:

         See Exhibit Index on page 15 of this Form 10-K.

(b)  Reports on Form 8-K:

     None

                                  Vaxcel, Inc.
                            Form 10-K Exhibit Index

Exhibit
Number
------
  2.1      Agreement and Plan of Merger and Contribution dated as of December
           6, 1996, by and among CytRx Corporation, Vaxcel, Inc., Vaxcel Merger
           Subsidiary, Inc. and Zynaxis, Inc.                                                                (a)
  3.1      Certificate of Incorporation                                                                      (a)
  3.2      By-Laws                                                                                           (a)
  4.1      Warrant to purchase shares of common stock of Vaxcel, Inc.
           issued to certain shareholders of Zynaxis, Inc.                                                   (a)
  4.2      Warrant to purchase shares of common stock of Vaxcel, Inc.
           issued to CytRx Corporation                                                                       (a)
 10.1      Amended and Restated License Agreement dated October 10, 1996
           by and between Vaxcel, Inc. and CytRx Corporation                                                 (a)
 10.2      Amended and Restated Supply Agreement dated October 10, 1996
           by and between Vaxcel, Inc. and CytRx Corporation                                                 (a)
 10.3      Services and Facilities Use Agreement dated October 10, 1996 by and
           between Vaxcel, Inc. and CytRx Corporation                                                        (a)
 10.4*     Employment Agreement dated August 16, 1993 by and between
           Vaxcel, Inc. and Paul J. Wilson                                                                   (a)
 10.5*     Amendment No. 1  to Employment Agreement dated March 6, 1994
           by and between Vaxcel, Inc. and Paul J. Wilson                                                    (a)
 10.6*     Form of Amendment No. 1 to Non-Qualified Stock Options Agreement
           1997 by and between Vaxcel, Inc. and Paul J. Wilson                                               (a)
 10.7*     Vaxcel, Inc. 1993 Stock Option Plan                                                               (a)
 10.8      Lease Agreement dated November 23, 1993 by and between Vaxcel, Inc.
           and New England Mutual Life Insurance Company                                                     (a)
 10.9      First Amendment to Lease Agreement dated January 23, 1996 by and
           between Vaxcel, Inc. and Regency Holdings, Inc.                                                   (a)
 10.10     Second Amendment to Lease Agreement dated October 15, 1996 by and
           between Vaxcel, Inc. and Regency Holdings, Inc.                                                   (a)
 10.11     Agreement of sublease dated January 18, 1996 by and between
           Vaxcel, Inc. and Sealite Sciences, Inc.                                                           (a)
 10.12     Amendment to sublease dated October 15, 1996 by and between
           Vaxcel, Inc. and Sealite Sciences, Inc.                                                           (a)
 10.13     Sublease Agreement dated February 16, 1998 by and between
           Vaxcel, Inc. and Oread, Inc.
 10.14     License Agreement dated April 9, 1996 by and between Vaxcel, Inc.
           and Corixa Corporation                                                                            (a)
 10.15     Option Agreement dated October 15, 1995 by and between Vaxcel, Inc.
           and Medeva Europe Limited                                                                         (a)

13.1       Selected Portions of the Vaxcel, Inc. 1997 Annual Report to Stockholders
23.1       Consent of Ernst & Young LLP
27.1       Financial Data Schedule (for SEC use only)




*Indicates a management contract or compensatory plan or arrangement.

-------------------

(a) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19125) filed on March 26, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               VAXCEL, INC.

                                               By:/s/ Paul J. Wilson
                                                  ------------------------------
                                               Paul J. Wilson, President
Date: March 26, 1998                           and Chief Executive Officer
                                               (Principal Executive Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Signature                       Title                                 Date
         ---------                       -----                                 ----
/s/ Jack L. Bowman                  Chairman of the                        March 26, 1998
--------------------------          Board of Directors
Jack L. Bowman


/s/ Lyle A. Hohnke                  Director                               March 26, 1998
--------------------------
Lyle A. Hohnke


/s/ Jack J. Luchese                 Director                               March 26, 1998
--------------------------
Jack J. Luchese


/s/ Herbert H. McDade, Jr.          Director                               March 26, 1998
--------------------------
Herbert H. McDade, Jr.


/s/ Mark W. Reynolds                Chief Financial Officer                March 26, 1998
--------------------------          (Principal Financial Officer)
Mark W. Reynolds


/s/ Paul J. Wilson                  Director                               March 26, 1998
--------------------------          President and Chief Executive Officer
Paul J. Wilson                      (Principal Executive Officer)

                                  VAXCEL, INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                             Additions
                                                                  --------------------------------
                                                    Balance at       Charged to        Charged to                      Balance at
                                                    Beginning        Costs and         Other                              End
Description                                         of Period         Expenses         Accounts        Deductions      of Period
---------------------------------------             -----------   -------------        ----------      ----------      -----------
Reserve Deducted in the Balance Sheet
from the Asset to Which it Applies:

   Allowance for Deferred Tax Assets
     Year ended December 31, 1997                   $ 1,776,000      $ 1,474,000       $       --      $       --       $3,250,000
     Year ended December 31, 1996                     1,300,000          476,000               --              --        1,776,000
     Year ended December 31, 1995                       821,000          479,000               --              --        1,300,000