Form 10-Q
period 1998-03-31
VAXCEL INC
filed 1998-05-15
CIK 1029802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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


Number of shares of Vaxcel, Inc. Common Stock, $.001 par value, issued and outstanding as of May 12, 1998: 10,994,656.

                                  VAXCEL, INC.

                                    Form 10-Q




                                Table of Contents



                                                                                         Page
                                                                                         ----
PART I.       FINANCIAL INFORMATION

   Item 1     Financial Statements:

              Condensed Balance Sheets as of March 31, 1998 (unaudited)
              and December 31, 1997                                                        3

              Condensed Statements of Operations (unaudited) for the
              Three Month Periods Ended March 31, 1998 and 1997                            4

              Condensed Statements of Cash Flows (unaudited) for the
              Three Month Periods Ended March 31, 1998 and 1997                            5

              Notes to Condensed Financial Statements                                      6

   Item 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                    8

PART II.      OTHER INFORMATION

    Item 6    Exhibits and Reports on Form 8-K                                            10

SIGNATURES                                                                                10

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                  VAXCEL, INC.
                            CONDENSED BALANCE SHEETS


                                                                       March 31, 1998    December 31, 1997
                                                                       --------------    -----------------
ASSETS                                                                   (unaudited)
Current assets:
    Cash and cash equivalents                                           $    289,928       $    690,636
    Accounts receivable                                                       40,982            141,898
    Other current                                                                 --                500
                                                                        ------------       ------------
       Total current assets                                                  330,910            833,034

Property and equipment, net                                                   61,254             74,155

Other assets:
    Acquired developed technology, net                                     3,394,356          3,454,356
    Goodwill, net                                                            630,992            640,991
    Notes receivable                                                         400,000            400,000
    Other assets                                                              59,748             55,674
                                                                        ------------       ------------
       Total other assets                                                  4,485,096          4,551,021
                                                                        ------------       ------------

       Total assets                                                     $  4,877,260       $  5,458,210
                                                                        ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                    $      2,612       $     20,166
    Accrued liabilities                                                       71,910             72,880
    Amounts due to affiliates                                                 17,336             73,714
                                                                        ------------       ------------
       Total current liabilities                                              91,858            166,760

Commitments

Stockholders' equity:
    Preferred stock, $.001 par value, 2,000,000 shares authorized;
       no shares issued and outstanding                                           --                 --
    Common stock, $.001 par value, 30,000,000 shares authorized;
       11,001,070 shares issued and outstanding at
       March 31, 1998 and December 31, 1997, respectively                     11,001             11,001
    Additional paid-in capital                                            12,425,761         12,425,761
    Accumulated deficit                                                   (7,651,360)        (7,145,312)
                                                                        ------------       ------------
       Total stockholders' equity                                          4,785,402          5,291,450
                                                                        ------------       ------------

       Total liabilities and stockholders' equity                       $  4,877,260       $  5,458,210
                                                                        ============       ============




                            See accompanying notes.

                                  VAXCEL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Month Period Ended March 31,
                                                          ----------------------------------
                                                               1998                1997
                                                          -------------       --------------
Revenues:
     Collaborative and grant income                        $     16,483       $     53,697
     Interest income                                              7,050                496
                                                           ------------       ------------
                                                                 23,533             54,193

Expenses:
     Research and development
          Transactions with affiliates                           21,015             59,435
          Other                                                 250,409            176,839
     Selling, general and administrative
          Transactions with affiliates                           12,708             22,500
          Other                                                 245,449            138,392
                                                           ------------       ------------
                                                                529,581            397,166
                                                           ------------       ------------

Net loss                                                   $   (506,048)      $   (342,973)
                                                           ============       ============


Basic and diluted loss per common share                    $      (0.05)      $      (0.04)
                                                           ============       ============

Basic and diluted weighted average shares outstanding        11,005,333          8,250,004




                            See accompanying notes.

                                  VAXCEL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Three Month Period Ended March 31,
                                                          ----------------------------------
                                                             1998                     1997
                                                          ---------                ---------
Cash flows from operating activities:
      Net loss                                            $(506,048)               $(342,973)
      Adjustments to reconcile net loss to net cash
        used by operating activities:
           Depreciation and amortization                     82,900                   12,900
           Net change in assets and liabilities              22,440                  (37,378)
                                                          ---------                ---------
                Total adjustments                           105,340                  (24,478)
                                                          ---------                ---------
           Net cash used by operating activities           (400,708)                (367,451)

Cash flows from financing activities:
      Equity contributions by CytRx                              --                  184,880
      Borrowings from CytRx                                      --                  139,583
                                                          ---------                ---------
           Net cash provided by financing activities             --                  324,463
                                                          ---------                ---------

Net decrease in cash and cash equivalents                  (400,708)                 (42,988)

Cash and cash equivalents at beginning of period            690,636                   84,481
                                                          ---------                ---------

Cash and cash equivalents at end of period                $ 289,928                $  41,493
                                                          =========                =========




                            See accompanying notes.

                                  VAXCEL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1998
                                   (Unaudited)



1.       DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

         Vaxcel, Inc. ("Vaxcel" or "the Company"), is engaged in the development and commercialization of vaccine adjuvants and delivery systems and a novel vaccine for the treatment of cancer.

         Vaxcel has four proprietary adjuvant and delivery system technologies which can be used to increase the effectiveness and/or convenience of both currently marketed and new vaccines. Vaxcel derives its rights to these four technologies from the following: (a) the rights to OPTIVAX(R) ("Optivax") are derived from an exclusive, worldwide license agreement with CytRx Corporation ("CytRx"); (b) the rights to PLG microspheres for oral vaccine delivery are derived as a result of a May 1997 merger of Zynaxis, Inc. ("Zynaxis"), a publicly-held biotechnology company, with a wholly-owned subsidiary of Vaxcel formed for the purpose of the transaction (such transaction hereinafter referred to as the "Merger"); (c) the rights to mucoadhesives for oral vaccine delivery are also derived as a result of the Merger; and (d) the rights to entrapment techniques for vaccine delivery using certain water soluble polymers are derived from a Research Agreement and Option Agreement with Vanderbilt University ("Vanderbilt"). These four technologies are complementary to each other, thereby providing Vaxcel with a broad portfolio of technologies for the development of vaccines to be delivered by the injectable, oral, and mucosal routes of administration. Vaxcel's business strategy is to sublicense these adjuvant and delivery system technologies on a vaccine-by-vaccine basis to companies engaged in vaccine development. In March 1998, Vaxcel also acquired worldwide, exclusive rights to genetically engineered and mutated B-Human Chorionic Gonadotropin (BHCG) proteins for use in the treatment and/or prevention of cancer from University College London.

         The accompanying financial statements at March 31, 1998 and for the three month periods ended March 31, 1998 and 1997 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997 contained in its Annual Report on Form 10-K.

2.       CURRENT FINANCIAL CONDITION AND POTENTIAL IMPACT ON OPERATIONS

         At March 31, 1998, the Company had cash and cash equivalents of $290,000 and working capital of $239,000. Current cash resources, augmented by expected collaborative and other revenues, will only be sufficient to fund operations into, but not beyond, the third quarter of 1998 based on current projections. The Company has incurred losses from operations since inception, and the ability of the Company to operate as a going concern with the current portfolio of technologies under development for the remainder of 1998 and into 1999 will be determined by the results of ongoing technology licensing efforts and/or the actual proceeds of any fund-raising activities. In order to fund its operations and technologies, the Company will consider all available options, including the possible sale of the Company to or merger with another organization. In May 1998, the Company's Board of Directors retained the investment Firm of Interstate/Johnson Lane Corporation to introduce Vaxcel and its technology licenses to the trade with the purpose of concluding a strategic transaction for the benefit of the Vaxcel shareholders.

         If the Company is unable to raise significant additional funds, it will be required to severely reduce or terminate operations. A severe reduction in operations would limit the ability of the Company to perform under its current collaborative agreements and would limit the advance of the Company's technologies under development. Ultimately, the Company may need to obtain funds through arrangements that require it to relinquish rights to certain or all of its technologies. The Company may additionally be required to curtail or further divest research programs or totally cease operations and liquidate remaining assets, if any. Should the Company determine that it is no longer in the best interest of its shareholders to continue operations, the ability of the Company to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its shareholders will be limited by the amount of working capital on hand.

3.       NOTE PAYABLE TO CYTRX

         On March 30, 1998, Vaxcel and CytRx signed a convertible note agreement (the "Note") whereby CytRx agreed to make loans to Vaxcel from time to time but not to exceed, at any one time, principal outstanding of $100,000. On April 3, 1998, Vaxcel borrowed $100,000 under the Note. The Note bears interest at 9% per annum and is due and payable on December 31, 1998. The Note is convertible into shares of Vaxcel common stock at the lower of (a) $.3125 per share, or (b) the average closing bid price of Vaxcel's common stock for the 5 days preceding conversion.

Item 2. --        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         At March 31, 1998, the Company had cash and cash equivalents of $290,000 and net assets of $4,785,000, compared to $691,000 and $5,291,000, respectively, at December 31, 1997. Working capital totaled $239,000 at March 31, 1998, compared to $666,000 at December 31, 1997. Current cash resources, augmented by expected collaborative and other revenues will only be sufficient to fund current operations into, but not beyond the third quarter of 1998. The ability of the Company to operate as a going concern with the current portfolio of technologies under development for the remainder of 1998 and into 1999 will be determined by the results of ongoing technology licensing efforts and/or the actual proceeds of any fund-raising activities. In order to fund its operations and technologies, the Company will consider all available options, including the possible sale of the Company to or merger with another organization. In May 1998, the Company's Board of Directors retained the investment firm of Interstate/Johnson Lane Corporation to introduce Vaxcel and its technology licenses to the trade with the purpose of concluding a strategic transaction for the benefit of the Vaxcel shareholders.

         Vaxcel's primary requirement for capital will be to continue its development activities for its proprietary adjuvant and delivery system technologies and to continue its technology licensing efforts. Vaxcel anticipates substantial losses over the next several years resulting primarily from research and development expenses. Definitive statements as to the time required and costs involved in reaching certain objectives for the Company's technologies are difficult to project due to the uncertainties of the medical research field. It is generally recognized that the FDA approval process for a new vaccine from Phase I to commercialization can take seven or more years. For certain improved versions of existing vaccines, the amount of time may be reduced if the company only needs to prove safety and increased antibody levels compared to the original version of the vaccine. It should be noted that companies which in-license the Company's technologies for use with their vaccines will assume responsibility for product development, regulatory approval and marketing, thereby allowing Vaxcel to maintain a relatively moderate cash burn rate.

         If the Company is unable to raise significant additional funds, it will be required to severely reduce or terminate operations. A severe reduction in operations would limit the ability of the Company to perform under its current collaborative agreements and would limit the advance of the Company's technologies under development. Ultimately, the Company may need to obtain funds through arrangements that require it to relinquish rights to certain or all of its technologies. The Company may additionally be required to curtail or further divest research programs or totally cease operations and liquidate remaining assets, if any. Should the Company determine that it is no longer in the best interest of its shareholders to continue operations, the ability of the Company to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its shareholders will be limited by the amount of working capital on hand.

         In April 1998, Vaxcel borrowed $100,000 from CytRx pursuant to a convertible note agreement (see Note 3). During 1997, the Company received federal government funding for certain research and development activities via several Small Business Innovative Research (SBIR) grants. The Company intends to continue to seek government assistance for its product development efforts.

         At December 31, 1997, the Company had net operating loss carryforwards for income tax purposes of approximately $9.4 million, which will expire in 2008 through 2012, if not utilized. The Company also has research and development credits available to reduce income taxes, if any, of approximately $77,000 which will expire in 2008 through 2011, if not utilized. Based on an assessment of all available evidence including, but not limited to, the Company's limited operating history and lack of profitability, uncertainties of the commercial viability of the Company's technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets. Such valuation allowance had no impact on reported net losses.

Results of Operations

         The Company recorded net losses of $506,000 for the three months ended March 31, 1998 as compared to $343,000 for 1997.

         During the first quarter of 1998 and 1997, Vaxcel recorded collaborative and grant revenues of $16,000 and $54,000, respectively. These amounts relate to research funding pursuant to Vaxcel's agreement with Medeva and pursuant SBIR grants to Vaxcel from the National Institutes of Health. The costs associated with these arrangements approximate the revenues recorded and are reflected in research and development expense.

         Research and development expenditures for the first quarter of 1998 were $271,000, as compared to $236,000 for 1997. There has been no change in the Company's focus on developing its proprietary technologies from 1997 to 1998. The acquisition of in-process research and development from Zynaxis has not significantly impacted the Company's ongoing research and development expenditures, however the Company anticipates significant future expenditures will be required to continue development of these technologies into commercially viable products. Such expenditures will be limited by the Company's available capital resources. Fluctuations in expenditures from year to year are due to the timing and nature of external studies being performed.

         General and administrative expenses for the first quarter of 1998 were $258,000, as compared to $162,000 during 1997. The increase from 1997 to 1998 is primarily due amortization of developed technology acquired in May 1997. Management believes that inflation had no material impact on the Company's operations during the three months ended March 31, 1998.

Part II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          Exhibit
          Number           Description
          ------           -----------
          10.1             Convertible Note, dated March 30, 1998, between Vaxcel, Inc. and
                           CytRx Corporation
          27.1             Financial Data Schedule (for SEC use only)


(b) Reports on Form 8-K

    None





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  VAXCEL, INC.
                                                  (Registrant)


Date: May 14, 1998                           By: /s/ Mark W. Reynolds
      ------------                              ---------------------
                                                     Mark W. Reynolds
                                                 Chief Financial Officer
                                             (Chief Accounting Officer and a
                                                duly authorized officer)