Form 10-Q
period 1998-06-30
VAXCEL INC
filed 1998-08-14
CIK 1029802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to________________


Commission file number 0-22373
                       -------

                                  VAXCEL, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                  58-2027283
-------------------------------------------------------------------------------
 (State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)


154 Technology Parkway, Norcross, Georgia               30092
-------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)


                                 (770) 453-0195
-------------------------------------------------------------------------------
                        (Registrant's telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X        NO
   -----        -----

Number of shares of Vaxcel, Inc. Common Stock, $.001 par value, issued and outstanding as of August 10, 1998: 10,994,656.

                                  VAXCEL, INC.

                                   Form 10-Q





                               Table of Contents


                                                                                         Page
                                                                                         ----
PART I.    FINANCIAL INFORMATION


   Item 1  Financial Statements:

           Condensed Balance Sheets as of June 30, 1998 (unaudited)
           and December 31, 1997                                                           3

           Condensed Statements of Operations (unaudited) for the
           Three Month and Six Month Periods Ended June 30, 1998 and 1997                  4

           Condensed Statements of Cash Flows (unaudited)
           for the Six Month Periods Ended June 30, 1998 and 1997                          5

           Notes to Condensed Financial Statements                                         6

   Item 2  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                       8

PART II.   OTHER INFORMATION

    Item 4 Results of Votes of Security Holders                                           11

    Item 6 Exhibits and Reports on Form 8-K                                               11

SIGNATURES                                                                                12

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                  VAXCEL, INC.
                            CONDENSED BALANCE SHEETS


                                                                      June 30, 1998          December 31, 1997
                                                                      --------------        ------------------
                                                                       (Unaudited)
ASSETS
Current assets:

     Cash and cash equivalents                                         $    182,702            $    690,636
     Accounts receivable                                                     28,769                 141,898
     Note receivable                                                        300,000                       -
     Other current                                                                -                     500
                                                                       ------------            ------------
        Total current assets                                                511,471                 833,034

Property and equipment, net                                                  48,355                  74,155


Other assets:
     Acquired developed technology, net                                   3,334,356               3,454,356
     Goodwill, net                                                          619,625                 640,991
     Notes receivable, net of reserve                                             -                 400,000
     Other assets                                                            59,748                  55,674
                                                                       ------------            ------------
        Total other assets                                                4,013,729               4,551,021
                                                                       ------------            ------------

        Total assets                                                   $  4,573,555            $  5,458,210
                                                                       ============            ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                  $     35,168            $     20,166
     Accrued liabilities                                                     53,510                  72,880
     Amounts due to affiliates                                              120,924                  73,714
                                                                       ------------            ------------
        Total current liabilities                                           209,602                 166,760

Commitments

Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares authorized;
        no shares issued and outstanding                                          -                       -
     Common stock, $.001 par value, 30,000,000 shares authorized;
        10,994,656 and 11,001,070 shares issued and outstanding at
        June 30, 1998 and December 31, 1997, respectively                    10,995                  11,001
     Additional paid-in capital                                          12,425,761              12,425,761
     Accumulated deficit                                                 (8,072,803)             (7,145,312)
                                                                       ------------            ------------
        Total stockholders' equity                                        4,363,953               5,291,450
                                                                       ------------            ------------

        Total liabilities and stockholders' equity                     $  4,573,555            $  5,458,210
                                                                       ============            ============


                            See accompanying notes.

                                  VAXCEL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                 Three Month Period Ended June 30,            Six Month Period Ended June 30,
                                               ------------------------------------         -----------------------------------
                                                    1998                   1997                 1998                  1997
                                               --------------        --------------        --------------        -------------

Revenues:
     Collaborative and grant income            $      101,062        $        4,088        $      117,545        $      57,785
     Interest income, net                               3,308                 7,971                10,358                8,467
                                               --------------        --------------        --------------        -------------
                                                      104,370                12,059               127,903               66,252

Expenses:
     Research and development
          Transactions with affiliates                      -                34,068                21,015               93,503
          Other                                       289,320               236,190               539,729              413,029
     Acquired incomplete research and
     development                                            -               951,017                     -              951,017
     Selling, general and administrative
          Transactions with affiliates                 39,792                23,921                52,500               46,421
          Other                                       196,701                85,571               442,150              223,963
                                               --------------        --------------        --------------        -------------
                                                      525,813             1,330,767             1,055,394            1,727,933
                                               --------------        --------------        --------------        -------------

Net loss                                       $     (421,443)       $   (1,318,708)       $     (927,491)       $  (1,661,681)
                                               ==============        ==============        ==============        =============


Basic and diluted
loss per common share                          $        (0.04)       $        (0.14)       $        (0.08)       $       (0.19)
                                               ==============        ==============        ==============        =============

Basic and diluted
weighted average shares outstanding                10,997,334             9,458,793            10,999,192            8,857,738


                            See accompanying notes.

                                  VAXCEL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                               Six Month Period Ended June 30,
                                                                           ---------------------------------------
                                                                                 1998                    1997
                                                                           ----------------        ---------------

Cash flows from operating activities:
      Net loss                                                              $     (927,491)         $  (1,661,681)
      Adjustments to reconcile net loss to net cash
        used by operating activities:
           Depreciation and amortization                                           131,979                 51,444
           Charge for acquired research and development                                  -                951,017
           Net change in assets and liabilities                                    152,391                144,242
                                                                            --------------          -------------
                Total adjustments                                                  284,370              1,146,703
                                                                            --------------          -------------
           Net cash used by operating activities                                  (643,121)              (514,978)

Cash flows from investing activities:
      Increase in short-term investments                                                 -               (894,246)
      Capital expenditures and retirements, net                                     35,187                 (3,371)
                                                                            --------------          -------------
           Net cash provided by (used in) financing
             activities                                                             35,187               (897,617)
                                                                            --------------          -------------

Cash flows from financing activities:
      Pre-merger equity contributions by CytRx                                           -                163,396
      Borrowings from CytRx                                                        100,000                      -
      Net proceeds from issuance of common stock
        in connection with acquisition of Zynaxis, Inc.                                  -              1,789,016
                                                                            --------------          -------------
           Net cash provided by financing activities                               100,000              1,952,412
                                                                            --------------          -------------

Net increase (decrease) in cash and cash equivalents                              (507,934)               539,817

Cash and cash equivalents at beginning of period                                   690,636                 84,481
                                                                            --------------          -------------

Cash and cash equivalents at end of period                                  $      182,702          $     624,298
                                                                            ==============          =============

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                              $            -          $       1,421
                                                                            ==============          =============


                            See accompanying notes.

                                  VAXCEL, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 June 30, 1998
                                  (Unaudited)

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

        The accompanying financial statements at June 30, 1998 and for the three month and six month periods ended June 30, 1998 and 1997 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997 contained in its Annual Report on Form 10-K.

2.      CURRENT FINANCIAL CONDITION AND POTENTIAL IMPACT ON OPERATIONS

        At June 30, 1998, the Company had cash and cash equivalents of $183,000 and working capital of $302,000. Current cash resources, augmented by expected collaborative and other revenues, may only be sufficient to fund operations into, but not beyond, the fourth quarter of 1998 based on current projections. The Company has incurred losses from operations since inception, and the ability of the Company to operate as a going concern with the current portfolio of technologies under development for the remainder of 1998 and into 1999 will be determined by the results of ongoing technology licensing efforts and/or the actual proceeds of any fund-raising activities. In order to fund its operations and technologies, the Company will consider all available options, including the possible sale of the Company to or merger with another organization. In May 1998, the Company's Board of Directors retained the investment firm of Interstate/Johnson Lane Corporation to introduce Vaxcel and its technology licenses to the trade with the purpose of concluding a strategic transaction for the benefit of the Vaxcel shareholders.

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

Item 2. --     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

        At June 30, 1998, the Company had cash and cash equivalents of $183,000 and net assets of $4,364,000, compared to $691,000 and $5,291,000, respectively, at December 31, 1997. Working capital totaled $302,000 at June 30, 1998, compared to $666,000 at December 31, 1997. Current cash resources, augmented by expected collaborative and other revenues may only be sufficient to fund current operations into, but not beyond the fourth quarter of 1998. The ability of the Company to operate as a going concern with the current portfolio of technologies under development for the remainder of 1998 and into 1999 will be determined by the results of ongoing technology licensing efforts and/or the actual proceeds of any fund-raising activities. In order to fund its operations and technologies, the Company will consider all available options, including the possible sale of the Company to or merger with another organization. In May 1998, the Company's Board of Directors retained the investment firm of Interstate/Johnson Lane Corporation to introduce Vaxcel and its technology licenses to the trade with the purpose of concluding a strategic transaction for the benefit of the Vaxcel shareholders.

        Vaxcel's primary requirement for capital will be to continue its development activities for its proprietary adjuvant and delivery system technologies and to continue its technology licensing efforts. Definitive statements as to the time required and costs involved in reaching certain objectives for the Company's technologies are difficult to project due to the uncertainties of the medical research field. It is generally recognized that the FDA approval process for a new vaccine from Phase I to commercialization can take seven or more years. For certain improved versions of existing vaccines, the amount of time may be reduced if the company only needs to prove safety and increased antibody levels compared to the original version of the vaccine. Vaxcel anticipates substantial losses over the next several years resulting primarily from research and development expenses. It should be noted however, that companies which in-license the Company's technologies for use with their vaccines will assume responsibility for product development, regulatory approval and marketing, thereby allowing Vaxcel to minimize its cash burn rate.

        If the Company is unable to raise significant additional funds, it will be required to severely reduce or terminate operations. A severe reduction in operations would limit the ability of the Company to perform under its current collaborative agreements and would limit the advance of the Company's technologies under development. Ultimately, the Company may need to obtain funds through arrangements that require it to relinquish rights to certain or all of its technologies. The Company may additionally be required to curtail or further divest research programs or totally cease operations and liquidate remaining assets, if any. Should the Company determine that it is no longer in the best interest of its shareholders to continue operations, the ability of the Company to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its shareholders will be limited by the amount of working capital on hand. During the second quarter of 1998, in order to conserve cash resources, the Company has taken steps to reduce its research and development expenditures which are not supported by government funding.

        In April 1998, Vaxcel borrowed $100,000 from CytRx pursuant to a convertible note agreement (see Note 3 to Financial Statements). During 1997 and 1998, the Company has received federal government funding for certain research and development activities via several Small Business Innovative Research (SBIR) grants, which has offset a significant portion of the Company's research and development expenditures.

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

Results of Operations

        The Company recorded net losses of $421,000 and $927,000 for the three month and six month periods ended June 30, 1998, as compared to $1,319,000 and $1,662,000 for the same periods in 1997. The higher net loss in the 1997 periods is primarily due to a $951,000 non-cash charge for acquired research and development incurred during the second quarter of 1997 as a result of the Company's acquisition of Zynaxis (See Note 1 to Financial Statements). Excluding this one-time charge, the net losses for the three month and six month periods of 1997 were $368,000 and $711,000, respectively.

        During the three month and six month periods ended June 30, 1998 Vaxcel recorded collaborative and grant revenues of $101,000 and $118,000, as compared to $4,000 and $58,000 during 1997. These amounts relate to research funding pursuant to Vaxcel's agreement with Medeva PLC and SBIR grants to Vaxcel from the National Institutes of Health. The overall increase from 1997 to 1998 is due to the fact that Vaxcel obtained two new SBIR grants during the third quarter of 1997, which provide for total funding of $200,000 over a 12 month period. Vaxcel recognizes revenue related to these grants as the related costs are incurred, which can be highly variable depending upon the scope of work which may be subcontracted to third parties. The costs associated with these arrangements approximate the revenues recorded and are reflected in research and development expense.

        Research and development expenditures for the three month and six month periods ended June 30, 1998 were $289,000 and $561,000, as compared to $270,000 and $507,000 during 1997. There has been no change in the Company's focus on developing its proprietary technologies from 1997 to 1998. The acquisition of incomplete research and development from Zynaxis has not significantly impacted the Company's ongoing research and development expenditures, however the Company anticipates significant future expenditures will be required to continue development of these technologies into commercially viable products. Such expenditures will be limited by the Company's available capital resources. During the second quarter of 1998, in order to conserve cash resources, the Company has taken steps to reduce its research and development expenditures which are not supported by government funding.

        General and administrative expenses for the three month and six month periods ended June 30, 1998 were $236,000 and $495,000, as compared to $109,000 and $270,000 during 1997. The increase from 1997 to 1998 is primarily due to
(i) amortization of acquired developed technology and goodwill associated with the acquisition of Zynaxis, (ii) a $100,000 addition to the Company's bad debt reserve related to a note receivable assumed from Zynaxis, (iii) investment banking fees and other expenses related to evaluation of the Company's strategic alternatives and (iv) overall higher expenses subsequent to the Company's acquisition of Zynaxis, including patent prosecution costs for the Zynaxis technologies and legal and accounting costs associated with being a publicly-held entity. Management believes that inflation had no material impact on the Company's operations during the three months ended June 30, 1998.

Part II -- OTHER INFORMATION

Item 4. Results of Votes of Security Holders

        At the Company's Annual Meeting of Stockholders held on June 10, 1998, the following members were elected to the Board of Directors:


                                             Votes For            Votes Withheld
                                            ----------            --------------
        Jack L. Bowman                      10,111,790                119,744
        Lyle A. Hohnke                      10,111,790                119,744
        Jack J. Luchese                     10,111,790                119,744
        Herbert H. McDade, Jr.              10,111,128                120,406
        Paul J. Wilson                      10,111,790                119,744


The following proposals were submitted to the Company's Stockholders for approval:


                                                                                         Votes Abstained/
                                                            Votes For    Votes Against       Not Voted
                                                           ----------    -------------   ----------------
Amendment of the Company's 1993 Stock Option
Plan to increase the number of authorized
shares of the Company's Common Stock available
for issuance thereunder from 1,000,000 to 1,500,000        10,103,679       121,664            0

Ratification of appointment of
Ernst & Young LLP as independent
auditors for the fiscal year
ending December 31, 1998.                                  10,231,525             9            0


The nominees for election as directors were all elected. The proposals to amend the Company's 1993 Stock Option Plan and to ratify the selection of the Company's auditors received more than the number of votes required for their approval, and were adopted.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

          Exhibit
          Number        Description
          -------       -----------
          27.1          Financial Data Schedule (for SEC use only)


(b)       Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                       VAXCEL, INC.
                                                       (Registrant)

Date:   August 14, 1998                        By:  /s/ Mark W. Reynolds
                                                  ----------------------
                                                      Mark W. Reynolds
                                                  Chief Financial Officer
                                              (Chief Accounting Officer and a
                                                  duly authorized officer)