Form 10-Q
period 1998-09-30
VAXCEL INC
filed 1998-10-23
CIK 1029802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  ---------------

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

Number of shares of Vaxcel, Inc. Common Stock, $.001 par value, issued and outstanding as of October 20, 1998: 10,994,656.

                                  VAXCEL, INC.

                                    Form 10-Q




                                Table of Contents



                                                                                                             Page
                                                                                                             ----
PART I.       FINANCIAL INFORMATION

   Item 1     Financial Statements:

              Condensed Balance Sheets as of September 30, 1998 (unaudited)
              and December 31, 1997                                                                            3

              Condensed Statements of Operations (unaudited) for the Three Month
              and Nine Month Periods Ended September 30, 1998 and 1997                                         4

              Condensed Statements of Cash Flows (unaudited)
              for the Nine Month Periods Ended September 30, 1998 and 1997                                     5

              Notes to Condensed Financial Statements                                                          6

   Item 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                        8

PART II.      OTHER INFORMATION

   Item 6     Exhibits and Reports on Form 8-K                                                                10

SIGNATURES                                                                                                    11

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                  VAXCEL, INC.
                            CONDENSED BALANCE SHEETS


                                                                         September 30, 1998     December 31, 1997
                                                                         ------------------     -----------------
ASSETS                                                                       (unaudited)
Current assets:
     Cash and cash equivalents                                              $     70,048          $    690,636
     Accounts receivable                                                               -               141,898
     Note receivable                                                             300,000                     -
     Other current assets                                                              -                   500
                                                                            ------------          ------------
         Total current assets                                                    370,048               833,034

Property and equipment, net                                                       10,858                74,155

Other assets:
     Acquired developed technology, net                                        3,274,356             3,454,356
     Goodwill, net                                                               608,942               640,991
     Notes receivable, net of reserve                                                  -               400,000
     Other assets                                                                 55,674                55,674
                                                                            ------------          ------------
         Total other assets                                                    3,938,972             4,551,021
                                                                            ------------          ------------

         Total assets                                                       $  4,319,878          $  5,458,210
                                                                            ============          ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $     82,372          $     20,166
     Accrued liabilities                                                          17,794                72,880
     Amounts due to affiliates                                                   111,032                73,714
                                                                            ------------          ------------
         Total current liabilities                                               211,198               166,760

Commitments

Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares authorized;
         no shares issued and outstanding                                              -                     -
     Common stock, $.001 par value, 30,000,000 shares authorized;
         10,994,656 and 11,001,070 shares issued and outstanding at
         September 30, 1998 and December 31, 1997, respectively                   10,995                11,001
     Additional paid-in capital                                               12,425,761            12,425,761
     Accumulated deficit                                                      (8,328,076)           (7,145,312)
                                                                            ------------          ------------
         Total stockholders' equity                                            4,108,680             5,291,450
                                                                            ------------          ------------

         Total liabilities and stockholders' equity                         $  4,319,878          $  5,458,210
                                                                            ============          ============




                            See accompanying notes.

                                  VAXCEL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Month Period Ended               Nine Month Period Ended
                                                                  September 30,                          September 30,
                                                          -----------------------------          ----------------------------
                                                              1998             1997                  1998             1997
                                                          ------------     ------------          ------------     -----------
Revenues:
     Collaborative and grant income                       $     36,294     $    158,418          $    153,839     $   216,203
     License fees                                               75,000                -                75,000               -
     Interest income                                             1,428           15,681                11,786          24,148
                                                          ------------     ------------          ------------     -----------
                                                               112,722          174,099               240,625         240,351

Expenses:
     Research and development
          Transactions with affiliates                               -          124,365                21,015         217,868
          Other                                                130,195          268,512               669,924         681,541
     Acquired incomplete research and development                    -                -                     -         951,017
     Selling, general and administrative
          Transactions with affiliates                          27,942           22,500                80,442          68,921
          Other                                                209,858          293,574               652,008         517,537
                                                          ------------     ------------          ------------     -----------
                                                               367,995          708,951             1,423,389       2,436,884
                                                          ------------     ------------          ------------     -----------

Net loss                                                  $   (255,273)    $   (534,852)         $ (1,182,764)   $ (2,196,533)
                                                          ============     ============          ============     ===========


Basic and diluted loss per common share                   $      (0.02)    $      (0.05)         $      (0.11)    $     (0.23)
                                                          ============     ============          ============     ===========


Basic and diluted
weighted average shares outstanding                         10,994,656       11,002,630            10,997,663       9,580,559






                             See accompanying notes.

                                  VAXCEL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    Nine Month Period Ended September 30,
                                                                    -------------------------------------
                                                                        1998                  1997
                                                                     -----------          -----------
Cash flows from operating activities:
       Net loss                                                      $(1,182,764)         $(2,196,533)
       Adjustments to reconcile net loss to net cash
         used by operating activities:
            Depreciation and amortization                                218,691              124,344
            Charge for acquired research and development                       -              951,017
            Net change in assets and liabilities                         186,830              203,558
                                                                     -----------          -----------
                 Total adjustments                                       405,521            1,278,919
                                                                     -----------          -----------
            Net cash used by operating activities                       (777,243)            (917,614)

Cash flows from investing activities:
       Capital expenditures and retirements, net                          56,655               (3,371)
                                                                     -----------          -----------
            Net cash provided (used) by investing activities              56,655               (3,371)
                                                                     -----------          -----------

Cash flows from financing activities:
       Pre-merger equity contributions by CytRx                                -              163,396
       Borrowings from CytRx                                             100,000                    -
       Proceeds from issuance of common stock                                  -                8,005
       Net proceeds from issuance of common stock
         in connection with acquisition of Zynaxis, Inc.                       -            1,762,392
                                                                     -----------          -----------
            Net cash provided by financing activities                    100,000            1,933,793
                                                                     -----------          -----------

Net increase (decrease) in cash and cash equivalents                    (620,588)           1,012,808

Cash and cash equivalents at beginning of period                         690,636               84,481
                                                                     -----------          -----------

Cash and cash equivalents at end of period                           $    70,048          $ 1,097,289
                                                                     ===========          ===========


                             See accompanying notes

                                  VAXCEL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                               September 30, 1998
                                   (Unaudited)



1.       DESCRIPTION OF COMPANY AND BASIS OF PRESENTATION

         Vaxcel, Inc. ("Vaxcel" or "the Company"), is engaged in the development and commercialization of vaccine adjuvants and delivery systems and a novel vaccine for the treatment of cancer.

         Vaxcel has four proprietary adjuvant and delivery system technologies which can be used to increase the effectiveness and/or convenience of both currently marketed and new vaccines. These four technologies are complementary to each other and provide Vaxcel with a broad portfolio of technologies for the development of vaccines to be delivered by the injectable, oral and mucosal routes of administration. Vaxcel's business strategy is to sublicense these adjuvant and delivery system technologies on a vaccine-by-vaccine basis to companies engaged in vaccine development.

         The accompanying financial statements at September 30, 1998 and for the three month and nine month periods ended September 30, 1998 and 1997 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1997 contained in its Annual Report on Form 10-K.

2.       CURRENT FINANCIAL CONDITION AND POTENTIAL IMPACT ON OPERATIONS

         At September 30, 1998, the Company had cash and cash equivalents of $70,000 and working capital of $159,000. Current cash resources may only be sufficient to fund operations into, but not beyond, the fourth quarter of 1998 based on current projections. The Company has incurred losses from operations since its inception, and the ability of the Company to operate as a going concern with the current portfolio of technologies under development for the remainder of 1998 and into 1999 will be determined by the results of ongoing technology licensing efforts and/or the actual proceeds of any fund-raising activities. In order to fund its operations and technologies, the Company will consider all available options, including the possible sale of the Company to or merger with another organization. In May 1998, the Company's Board of Directors retained the investment banking firm of Interstate/Johnson Lane Corporation to introduce Vaxcel and its technology licenses to the trade with the purpose of concluding a strategic transaction for the benefit of the Vaxcel shareholders.

         If the Company is unable to raise significant additional funds, it will be required to severely reduce or terminate operations. A severe reduction in operations would limit the ability of the Company to advance its technologies under development. Ultimately, the Company may need to obtain funds through arrangements that require it to relinquish rights to certain or all of its technologies. The Company may additionally be required to curtail or further divest research programs or totally cease operations and liquidate remaining assets, if any. Should the Company determine that it is no longer in the best interest of its shareholders to continue operations, the ability of the Company to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its shareholders will be limited by the amount of working capital on hand.

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

Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

         At September 30, 1998, the Company had cash and cash equivalents of $70,000 and net assets of $4,109,000, compared to $691,000 and $5,291,000, respectively, at December 31, 1997. Working capital totaled $159,000 at September 30, 1998, compared to $666,000 at December 31, 1997. Current cash resources may only be sufficient to fund current operations into, but not beyond the fourth quarter of 1998, based on current projections. The ability of the Company to operate as a going concern with the current portfolio of technologies under development for the remainder of 1998 and into 1999 will be determined by the results of ongoing technology licensing efforts and/or the actual proceeds of any fund-raising activities. In order to fund its operations and technologies, the Company will consider all available options, including the possible sale of the Company to or merger with another organization. In May 1998, the Company's Board of Directors retained the investment banking firm of Interstate/Johnson Lane Corporation to introduce Vaxcel and its technology licenses to the trade with the purpose of concluding a strategic transaction for the benefit of the Vaxcel shareholders.

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

         If the Company is unable to raise significant additional funds, it will be required to severely reduce or terminate operations. A severe reduction in operations would limit the ability of the Company to advance its technologies under development. Ultimately, the Company may need to obtain funds through arrangements that require it to relinquish rights to certain or all of its technologies. The Company may additionally be required to curtail or further divest research programs or totally cease operations and liquidate remaining assets, if any. Should the Company determine that it is no longer in the best interest of its shareholders to continue operations, the ability of the Company to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its shareholders will be limited by the amount of working capital on hand. The Company has taken steps to conserve its cash resources, including personnel eliminations and reductions in research and development expenditures which are not supported by government funding.

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

Results of Operations

         The Company recorded net losses of $255,000 and $1,183,000 for the three month and nine month periods ended September 30, 1998, as compared to $535,000 and $2,197,000 for the same periods in 1997. The net loss for the nine month period ended September 30, 1997 includes a $951,000 charge for acquired incomplete research and development incurred as a result of the Company's acquisition of Zynaxis, Inc.

         During the three month and nine month periods ended September 30, 1998 Vaxcel recorded collaborative and grant revenues of $36,000 and $154,000, as compared to $158,000 and $216,000 during 1997. These amounts relate to research funding pursuant to SBIR grants to Vaxcel from the National Institutes of Health. Vaxcel recognizes revenue related to these grants as the related costs are incurred, which can be highly variable depending upon the scope of work which may be subcontracted to third parties. The costs associated with these arrangements approximate the revenues recorded and are reflected in research and development expense.

         During the three month period ended September 30, 1998 the Company recorded $75,000 in license fee income related to an agreement with Heska Corporation for the license of Vaxcel's proprietary microencapsulation technologies and related intellectual property for use in Heska's development of oral vaccines for companion animals. Under the terms of this agreement, Vaxcel will receive milestone fees and royalties on sales. The timing and amount of such future revenues are subject to a number of risks and uncertainties, including the ability of Heska to successfully develop commercially viable products using the Company's technologies.

         Research and development expenditures for the three month and nine month periods ended September 30, 1998 were $130,000 and $691,000, as compared to $393,000 and $899,000 during 1997. In order to conserve cash resources, the Company has taken steps to reduce its research and development expenditures which are not supported by government funding. The acquisition of incomplete research and development from Zynaxis has not significantly impacted the Company's ongoing research and development expenditures, however the Company anticipates significant future expenditures will be required to continue development of these technologies into commercially viable products. Such expenditures will be limited by the Company's available capital resources.

         General and administrative expenses for the three month and nine month periods ended September 30, 1998 were $238,000 and $732,000, as compared to $316,000 and $586,000 during 1997. The overall increase in the nine month period from 1997 to 1998 is primarily due to (i) amortization of acquired developed technology and goodwill associated with the acquisition of Zynaxis, (ii) investment banking fees and other expenses related to evaluation of the Company's strategic alternatives and (iii) overall higher expenses subsequent to the Company's acquisition of Zynaxis, including patent prosecution costs for the Zynaxis technologies and legal and accounting costs associated with being a publicly-held entity. The decrease in the three month period from 1997 to 1998 is primarily due to the reversal of a $100,000 bad debt reserve, recorded during the second quarter of 1998, related to a note receivable assumed from Zynaxis; this note receivable was collected during the third quarter of 1998. Management believes that inflation had no material impact on the Company's operations during the three months ended September 30, 1998.


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



                                                 VAXCEL, INC.
                                                 (Registrant)


Date:    October 23, 1998                By:    /s/ Mark W. Reynolds
         ----------------                   --------------------------------
                                                    Mark W. Reynolds
                                                 Chief Financial Officer
                                             (Chief Accounting Officer and a
                                                 duly authorized officer)