Form 10-K405
period 1998-12-31
VAXCEL INC
filed 1999-03-31
CIK 1029802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the fiscal year ended December 31, 1998
                                 -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                           Commission File No. 0-22373
                                               -------

                                  VAXCEL, INC.
                                  ------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                                58-2027283
      ---------------------------------     ------------------------------------
        (State or other jurisdiction        (I.R.S. Employer Identification No.)
      of incorporation or organization)

           154 Technology Parkway
           Norcross, Georgia 30092                          30092
  ----------------------------------------                  -----
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (770) 453-0195
                                                    --------------

                              ---------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 22 1999, the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $86,000.

On March 22 1999, there were 10,994,656 shares of the Registrant's common stock outstanding, exclusive of treasury shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Vaxcel, Inc. Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference into Part III.

    THIS FORM 10-K AND OTHER STATEMENTS ISSUED OR MADE FROM TIME TO TIME BY VAXCEL, INC. OR ITS REPRESENTATIVES CONTAIN STATEMENTS WHICH MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "1933 ACT"), AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THOSE STATEMENTS INCLUDE STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF VAXCEL, INC. AND MEMBERS OF ITS MANAGEMENT TEAM, AS WELL AS THE ASSUMPTIONS ON WHICH SUCH STATEMENTS ARE BASED. PROSPECTIVE INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE CONTEMPLATED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE OR REVISE FORWARD-LOOKING STATEMENTS TO REFLECT CHANGED ASSUMPTIONS, THE OCCURRENCE OF UNANTICIPATED EVENTS OR CHANGES TO FUTURE OPERATING RESULTS OVER TIME.



                                     PART I


ITEM 1. BUSINESS

GENERAL
         Vaxcel, Inc., a Delaware corporation ("Vaxcel" or the "Company"), was formed on January 6, 1993 as a wholly-owned subsidiary of CytRx Corporation ("CytRx"). In May 1997, Vaxcel completed a merger with Zynaxis, Inc. ("Zynaxis"), resulting in the issuance of an aggregate of 12.5% of its outstanding (post-merger) shares of common stock to the former shareholders of Zynaxis (see Note 3 to Financial Statements).

         Vaxcel is engaged in the development and commercialization of vaccine adjuvants and delivery systems and a novel vaccine for the treatment of cancer. The Company has four proprietary adjuvant and delivery system technologies which can be used to increase the effectiveness and/or convenience of both currently marketed and new vaccines. Vaxcel's business strategy is to sublicense these adjuvant and delivery system technologies on a vaccine-by-vaccine basis to companies engaged in vaccine development. However, as discussed below, the Company's ability to survive as a going concern is subject to a number of uncertainties.

CURRENT FINANCIAL CONDITION AND THE POTENTIAL IMPACT ON OPERATIONS

         At December 31, 1998, the Company had negligible cash and cash equivalents and a working capital deficit of $304,000. The Company has obtained loans from CytRx pursuant to certain convertible notes (see Item 13 "Certain Relationships and Related Transactions") to allow it to meet its critical financial obligations, however, the Company's current cash resources, together with the proceeds of these loans are not sufficient to fund its operations beyond the second quarter of 1999. The Company has incurred losses from operations since its inception, and there is substantial doubt about the Company's ability to survive as a going concern.

         In May 1998, the Company's Board of Directors retained the investment banking firm of Interstate/Johnson Lane Corporation to introduce Vaxcel and its technology licenses to the trade with the purpose of concluding a strategic transaction or transactions for the benefit of the Vaxcel stockholders. In order to fund its operations and technologies, the Company will consider all available options, including the possible sale of the Company to, or merger with, another organization. In January 1999, the Company entered into an option agreement for the sale of its PLG microencapsulation technology (see "Product Development" below and Note 5 to Financial Statements).

         The Company has severely reduced its operations, limiting its ability to advance its technologies under development. For the Company to continue as a going concern, it may need to obtain funds through arrangements that require it to relinquish rights to certain or all of its technologies. The Company may be required to totally cease operations and liquidate remaining assets, if any. Should the Company determine that it is no longer in the best interest of its stockholders to continue operations, the ability of the Company to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its shareholders will be limited by the amount of working capital on hand.

PRODUCT DEVELOPMENT

Vaxcel has a portfolio of proprietary adjuvants and delivery systems as shown below.

       ---------------------------------------------------------------------------------------------
               TECHNOLOGY                    COMPOSITION                 ROUTE OF ADMINISTRATION
       ---------------------------------------------------------------------------------------------
                Optivax(R)                   Block Copolymers                     Injectable
       ---------------------------------------------------------------------------------------------
           Microencapsulation         Poly(Lactide-Co-Glycolide)              Oral & Mucosal
       ---------------------------------------------------------------------------------------------
             Mucoadhesives              Mucoadhesive Polymers                      Oral
       ---------------------------------------------------------------------------------------------
               Entrapment               Water Soluble Polymers         Oral, Mucosal, & Injectable
       ---------------------------------------------------------------------------------------------

         Optivax is the tradename for a family of proprietary nonionic block copolymers which augment or modify the immune response to vaccines when administered primarily by injection. Optivax acts both as a delivery system by targeting vaccines to cells of the immune system and as an adjuvant because of its ability to augment the immune system's response to vaccines.

         The PLG microencapsulation oral technology is based on the use of lactide and glycolide polymers. The actual encapsulation process involves the trapping of antigens into pockets or cavities formed within the PLG microspheres during production. When the final vaccine is administered to humans, the PLG microspheres degrade and the encapsulated antigen is then released to the appropriate immunological site in the body. In January 1999, the Company entered into an option agreement for the sale of this technology (see Note 5 to Financial Statements).

         Mucoadhesives are natural or synthetic polymers that bind to mucosal tissues or the mucin that coats these tissues. Mucoadhesive polymers have been favorably evaluated by others for oral delivery of drugs and Vaxcel believes this technology may have application for vaccines.

         In December 1997, Vaxcel and Vanderbilt executed a Research Agreement and an Option Agreement to evaluate Vanderbilt's technology for vaccine delivery by entrapping antigens into the structure of particles composed of water soluble, biocompatible and/or biodegradable polymers. Under the terms of these agreements, Vaxcel has the right to negotiate an exclusive, worldwide license to further develop and market Vanderbilt's technology in the vaccine field.

         Vaxcel's business strategy is to sublicense its technologies on a vaccine-by-vaccine basis to companies engaged in vaccine development. See "Corporate Collaborations". Amounts spent for research and development activities for Vaxcel's adjuvant and delivery system technologies were $916,000, $1,165,000 and $853,000 during the years ended December 31, 1998, 1997, and 1996, respectively.

         Corporate Collaborations. The Company has three corporate collaboration agreements for the development of its technologies:

       Heska. In August 1998, Vaxcel signed a definitive license agreement with Heska Corporation ("Heska") for use of Vaxcel's microencapsulation oral technology in veterinary vaccines being developed by Heska. Heska is a publicly-traded animal health products company based in Fort Collins, Colorado.

       Under the terms of the agreement, Heska received worldwide, non-exclusive rights to the microencapsulation oral technology for use with eight vaccines, currently being developed by Heska for use in dogs and cats. For a period of two years after the execution of the license agreement, Heska has option of converting their rights to be exclusive within selected fields and to request licenses for additional fields. Heska or their corporate partners will be responsible for conducting all development, manufacture regulatory submissions and marketing activities for their vaccines that utilize the microencapsulation oral technology. Vaxcel received an initial license payment and additional payments will be due upon the conversion of non-exclusive rights to exclusive. If vaccines are successfully developed under the agreement, Vaxcel will receive milestone payments and royalties on sales of such vaccines.

        Corixa. In April 1996, Vaxcel signed a definitive license agreement with Corixa Corporation ("Corixa") for use of Vaxcel's Optivax in combination with vaccines being developed by Corixa. Corixa, a publicly-traded Seattle-based biotechnology company, is discovering and developing T-cell therapeutic vaccines for the treatment of certain infectious diseases and cancer.

        Under terms of the agreement, Corixa received worldwide, exclusive rights to use Optivax with a variety of cancer and infectious disease vaccines being developed by Corixa. Corixa also has the right to sublicense vaccines containing Optivax. Corixa or its sublicensees will be responsible for conducting all development, regulatory submissions and marketing activities for their vaccines combined with Optivax. In return, if vaccines are successfully developed, Vaxcel will receive milestone payments, royalties on sales of such vaccines, and payments under a supply agreement for having Optivax manufactured for Corixa or its sublicenses.

        ALK. Vaxcel assumed an agreement with ALK A/S ("ALK") as a result of its merger with Zynaxis. ALK is a world leader in the preparation and standardization of allergen extracts for allergy immunotherapy. In September 1995, ALK executed a development and licensing agreement to evaluate and develop oral technologies for delivery of bioactive substances for the treatment of allergy.

        Vaxcel may receive additional milestone and royalty payments from ALK if ALK receives Food and Drug Administration ("FDA") or certain other regulatory approvals for allergy products using the oral vaccine delivery technologies. Under the terms of this agreement, ALK is responsible for conducting all development, regulatory submissions and marketing activities for ALK's allergy products using the oral technologies. In addition, ALK has the right to make or have made the PLG microspheres.

         Cancer Vaccine Antigen. In March 1998, Vaxcel and University College London ("UCL") executed a definitive license agreement whereby Vaxcel acquired worldwide, exclusive rights to genetically engineered and mutated (beta)-Human Chorionic Gonadotropin ((beta)hCG) proteins for use in the treatment and/or prevention of cancer. UCL retained the rights to these (beta)hCG proteins for therapeutic applications other than cancer. Under the terms of this license agreement, Vaxcel paid UCL an upfront license fee upon execution of this license agreement and will further pay UCL a royalty on net sales of any cancer product that utilizes the (beta)hCG proteins. Vaxcel also has the right to sublicense the (beta)hCG proteins, subject to certain conditions and the payment to UCL of a fixed proportion of the sublicense compensation received by Vaxcel. Vaxcel believes these proteins can be combined with the Company's Optivax adjuvant technology to develop a next generation (beta)hCG cancer vaccine.

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

PATENTS AND PROPRIETARY TECHNOLOGY

         Vaxcel actively seeks patent protection for its technologies, processes, and uses, and considers its patents and other intellectual property to be critical to its business.

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

         The compositions and methods for the administration of bioactive agents to and through the Peyer's Patches by means of microencapsulation in biocompatible, biodegradable microspheres of 1-10 microns in diameter are protected by issued United States patents and foreign counterparts held by Southern Research Institute ("SRI") and the University of Alabama at Birmingham ("UAB"). This microencapsulation technology is exclusively licensed to Vaxcel in the field of oral vaccine delivery. In January 1999, the Company entered into an option agreement for the sale of this technology (see Note 5 to Financial Statements).

         Vaxcel also has rights to pending United States patent applications and foreign counterparts relating to the use of polymeric mucoadhesives for the oral delivery of vaccines at mucosal surfaces and compositions and methods for preparation of solid, orally administered dosage units for live viral vaccines.

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

         Vaxcel also attempts to protect its proprietary products, processes and other information by relying on trade secrets and non-disclosure agreements with its current and former employees, consultants and certain other persons who have access to such products, processes and information. Nevertheless, there can be no assurance that these agreements will afford significant protection against misappropriation or unauthorized disclosure of Vaxcel's trade secrets and confidential information.

GOVERNMENT REGULATION

         The manufacture and sale of any product based on Vaxcel's vaccine adjuvants and delivery systems or its (beta)hCG cancer proteins will be subject to extensive regulation by United States and foreign governmental authorities. The FDA has established guidelines and safety standards which apply to the pre-clinical evaluation, clinical testing, manufacture and marketing of pharmaceutical products. The process of obtaining FDA approval for a new therapeutic or prophylactic product (drug and/or vaccine) generally takes several years and involves the expenditure of substantial resources. The steps required before such a product can be produced and marketed for human use in the United States include preclinical studies in animal models, the filing of an Investigational New Drug ("IND") application, human clinical trials and the submission and approval of a Product License Application ("PLA"). The PLA involves considerable data collection, verification and analysis, as well as the preparation of summaries of the manufacturing and testing processes, preclinical studies, and clinical trials. The FDA must approve the PLA before the drug may be marketed. There can be no assurance that the Company will be able to obtain the required FDA approvals for any of its products.

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

MANUFACTURING

         Vaxcel currently does not have the capabilities to manufacture any of its vaccine delivery/adjuvant technologies or its (beta)hCG proteins and plans to rely upon collaborators and/or contract manufacturers to produce both its technologies and final vaccine products for preclinical, clinical, and commercial purposes. Currently, Vaxcel is not actively developing its technologies or products and is not conducting any preclinical studies or clinical trials with respect to such technologies and products. Vaxcel is also not marketing or distributing any of such technologies or products on a commercial scale. If Vaxcel decides to further develop its technologies and products, there can be no assurance that third parties or collaborators would be willing or able to manufacture such technologies or products in accordance with GMP conditions and in quantities required by Vaxcel to satisfy its needs.

ENVIRONMENTAL PROTECTION

         During 1998, compliance with federal, state and local regulations pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company.

EMPLOYEES

         During 1998, as part of its cash conservation measures, the Company terminated the services of all of its research and development staff. The Company currently employs only one individual, who serves in the capacity of President & Chief Executive Officer on a part-time basis. The Company also utilizes the services of two CytRx executives, pursuant to a services and facilities agreement. See Item 13 - "Certain Relationships and Related Transactions."

ITEM 2. PROPERTIES

         Vaxcel currently leases administrative space from CytRx pursuant to a services and facilities agreement. Such space is adequate for Vaxcel's needs. See Item 13 - "Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the OTC Bulletin Board under the symbol VXCL. The following table sets forth the high and low bid information for the Common Stock for the periods indicated as reported by the OTC Bulletin Board. Such prices represent bids between dealers without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

                                                                  High                       Low
                                                                 ------                    -------
COMMON STOCK:
     1999:
         January 1 to March 22                                    1/8                       1/16
     1998:
         Fourth Quarter                                           1/8                       1/16
         Third Quarter                                            5/8                       1/8
         Second Quarter                                           1 1/32                    15/32
         First Quarter                                            11/16                     1/2
     1997
         Fourth Quarter                                           1                         3/8
         Third Quarter                                            1 3/4                     5/8
         Second Quarter (from May 21)                             2 1/8                     1 1/4

         On March 22, 1999, the closing bid quotation of the Common Stock as reported on the OTC Bulletin Board was $1/16 and there were approximately 275 holders of record of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and other institutions. The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                                                1998(a)           1997(b)           1996              1995               1994
                                             -----------------------------------------------------------------------------------
Statement of Operations Data:
Total revenues                               $   254,471       $   288,504       $   135,563       $   178,707       $   508,886
Net loss                                      (4,993,289)       (2,599,298)       (1,124,183)       (1,378,805)         (599,843)
Basic and diluted loss per common share             (.45)            (0.26)            (0.14)            (0.17)            (0.09)

Balance Sheet Data:
Total assets                                 $   976,287       $ 5,458,210       $   377,992       $   701,868       $ 1,043,575
Total stockholders' equity                       358,161         5,291,450           159,986           584,169           962,974

(a) Includes a $3,212,000 impairment loss related to acquired developed technology and goodwill.
(b) Includes a $951,000 charge for acquired incomplete research and development.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
         At December 31, 1998, the Company had cash and cash equivalents of $2,900 and net assets of $358,000, as compared to $691,000 and $5,291,000, respectively, at December 31, 1997. At December 31, 1998 the Company had a working capital deficit of $304,000.

         The Company is critically short of cash to fund its operations. The Company has incurred losses from operations since its inception, and there is substantial doubt about the Company's ability to survive as a going concern. As discussed below, the Company has obtained loans from CytRx pursuant to certain convertible notes and has received additional payments subsequent to year-end pursuant to a certain option agreement. However, the Company's current cash resources, together with the proceeds of these transactions are not sufficient to fund its operations beyond the second quarter of 1999.

         The Company has severely reduced its operations, limiting its ability to advance its technologies under development. For the Company to continue as a going concern, it may need to obtain funds through arrangements that require it to relinquish rights to certain or all of its technologies. The Company may be required to totally cease operations and liquidate remaining assets, if any. Should the Company determine that it is no longer in the best interest of its stockholders to continue operations, the ability of the Company to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its shareholders will be limited by the amount of working capital on hand.

         During 1998, the Company's Board of Directors retained an investment banking firm to introduce Vaxcel and its technology licenses to the trade with the purpose of concluding strategic transactions for the benefit of the Vaxcel stockholders. Based on the results of the investment banking firm's efforts and management's reevaluation of Vaxcel's business strategy, in the fourth quarter of 1998 the Company adopted a plan to dispose of its primary research and development activities and intends to complete the plan during 1999.

         In January 1999, the Company entered into an agreement with a third party giving the third party the option to purchase the rights to certain of its technologies for an aggregate purchase price of $600,000. The third party paid a nonrefundable option fee of $200,000, with an additional $400,000 due upon the exercise of the option. See Note 5 to Financial Statements.

         In April 1998, December 1998 and January 1999, Vaxcel borrowed a cumulative total of $181,000 from CytRx pursuant to three convertible note agreements, $25,000 of which was repaid in February 1999 (see Note 9 to Financial

Statements). Such notes bear interest at 9% per annum and are convertible, at CytRx's discretion, into shares of Vaxcel common stock.

         During 1997 and 1998, the Company has received federal government funding for certain research and development activities via several Small Business Innovative Research (SBIR) grants, which has offset a significant portion of the Company's research and development expenditures. Amounts received totaled $97,000 and $167,000 in 1997 and 1998, respectively.

         At December 31, 1998, the Company had net operating loss carryforwards for income tax purposes of approximately $11.8 million, which will expire in 2008 through 2018, if not utilized. The Company also has research and development credits available to reduce income taxes, if any, of approximately $111,000 which will expire in 2008 through 2011, if not utilized. Based on an assessment of all available evidence including, but not limited to, the Company's limited operating history and lack of profitability, uncertainties of the commercial viability of the Company's technology, the impact of government regulation and healthcare reform initiatives, and other risks normally associated with biotechnology companies, the Company has concluded that it is more likely than not that these net operating loss carryforwards and credits will not be realized and, as a result, a 100% deferred tax valuation allowance has been recorded against these assets. Such valuation allowance had no impact on reported net losses. See Note 8 to Financial Statements.

Results of Operations
         The Company recorded net losses of $4,993,000 for the year ended December 31, 1998 as compared to $2,599,000 for 1997 and $1,124,000 for 1996.
The 1998 net loss included a charge of $3,213,000 related to the impairment of certain intangible assets (see discussion below). The 1997 net loss included a charge of $951,000 for acquired incomplete research and development incurred during 1997 as a result of the Company's merger with Zynaxis (see Note 4 to Financial Statements).

         During 1998, 1997 and 1996, Vaxcel recorded collaborative and grant revenues of $167,000, $243,000 and $78,000, respectively. These amounts relate to primarily to research funding pursuant to SBIR grants to Vaxcel from the National Institutes of Health and vary according to the number of grants and scope of work being conducted during each period. As of December 31, 1998, Vaxcel did not have any active grants. The costs associated with these arrangements approximate the revenues recorded and are reflected in research and development expense.

         Research and development expenditures for year ended December 31, 1998 were $916,000, as compared to $1,165,000 for 1997 and $853,000 for 1996. The acquisition of in-process research and development from Zynaxis did not significantly impact the Company's ongoing research and development expenditures during 1997 or 1998, however the Company anticipates significant future expenditures will be required to continue development of these technologies into conmercially viable products. Such expenditures have been and will be limited by the Company's available capital resources. The increase in research and development expense from 1996 to 1997 is primarily due to higher expenses associated with the Company's collaborative and grant arrangements, which were offset by collaborative and grant revenues. Other fluctuations in expenditures from year to year are due to the timing and nature of external studies being performed. During 1997 and 1998, in order to conserve cash resources, the Company took steps to reduce its research and development expenditures which were not supported by government funding, including personnel reductions.

         General and administrative expenses for the year ended December 31, 1998 were $1,119,000, as compared to $772,000 during 1997 and $407,000 during
1996. The overall increase during the three year period is primarily due to non-transaction expenses associated with the Company's acquisition of Zynaxis in May 1997 and activities for administration of the combined companies. Furthermore, during 1998 the Company incurred additional expenses related to (a) its efforts to secure a strategic transaction, (b) the in-license of certain technology from the University College London, and (c) certain minimum royalty obligations to Southern Research Institute. Management believes that inflation had no material impact on the Company's operations during the three year period ended December 31, 1998.

         In its efforts to raise additional capital, the Company has been soliciting bids for the sublicense or purchase of the Company's acquired developed technology, either together with or separately from the Company's other technologies. In connection with this effort, the Company performed an evaluation to determine, in accordance with Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of ("Statement 121"), whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of the acquired developed technology would be less than its aggregate carrying amount and an allocation of goodwill resulting from the Zynaxis merger. Statement 121 requires that when a group of assets being tested for impairment was acquired as part of a business combination accounted for using the purchase method of accounting, any goodwill that arose as part of the transaction must be included as part of the asset grouping. As a result of the evaluation, management determined that the estimated future cash flows expected to be generated by the acquired developed technology would be less than its carrying amount and allocated goodwill, and therefore the asset is impaired as defined by Statement 121. Consequently, the original cost basis of the acquired developed technology and allocated goodwill were reduced to reflect the fair market value at the date the decision was made, resulting in a $3,213,000 impairment loss. In determining the fair market value of the asset, the Company considered the recent transaction as described in Note 5 to Financial Statements.

         Interest expense incurred during 1998 relates to the convertible notes issued to CytRx and includes a $60,000 charge for the beneficial conversion feature of a portion of the notes.

Year 2000 Issue
         The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000's" from dates in the "1900's." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

State of Readiness
         Substantially all of the Company's business systems and services are provided by CytRx Corporation. CytRx has developed and is implementing a comprehensive plan (the "Year 2000 Plan") to become Year 2000 ready by the middle of the fourth quarter 1999. The Year 2000 Plan addresses the following systems for both CytRx and Vaxcel (collectively, the "Systems"):

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

         The Year 2000 Plan consists of four phases: (i) awareness, (ii) assessment, (iii) remediation, and (iv) creation of contingency plans in the event of year 2000 failures. CytRx has completed the awareness and assessment phases of its Year 2000 Plan for all of its Systems, and is well under way toward completing the remediation phase. As part of the assessment phase, CytRx has polled substantially all of the third parties who provide material services to Vaxcel regarding each third party's Year 2000 compliance plan and state of readiness. CytRx has received responses regarding Year 2000 compliance from most of such third parties, all of whom have assured the Company that their hardware and/or software is or will be Year 2000 compliant. CytRx is actively seeking responses from the remainder of such third parties.

Costs
         To date, the Company has not incurred significant costs in connection with the implementation of its Year 2000 Plan. The Company expects that future costs, which may include, among other things, the engagement of outside consultants, upgrades or replacements of hardware and software, and implementation of viable contingency plans, will be borne by CytRx.

Risks and Contingency Plans
    The failure to remediate a material Year 2000 problem or develop and implement a viable contingency plan could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's business, financial condition and results of operations. Due to the general uncertainty inherent in the Year 2000 issue, the Company is currently unable to determine the most reasonably likely worst case Year 2000 scenarios or whether the Year 2000 issue will have a material impact on the Company. The Company is creating contingency plans intended to address perceived risks.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BALANCE SHEETS
--------------
Vaxcel, Inc.

                                                                                               December 31,
                                                                                      -------------------------------
                                                                                          1998               1997
                                                                                      ------------       ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                        $      2,900       $    690,636
     Accounts receivable                                                                     5,808            141,898
     Note receivable                                                                       300,000                  -
     Other                                                                                   5,308                500
                                                                                      ------------       ------------
         Total current assets                                                              314,016            833,034

Property and equipment:
     Equipment and furnishings                                                             145,264            299,172
     Accumulated depreciation                                                             (138,667)          (225,017)
                                                                                      ------------       ------------
         Net property and equipment                                                          6,597             74,155

Other assets:
     Notes receivable                                                                            -            400,000
     Acquired developed technology and other intangibles, net                              600,000          4,095,347
     Other                                                                                  55,674             55,674
                                                                                      ------------       ------------
         Total other assets                                                                655,674          4,551,021
                                                                                      ------------       ------------

Total assets                                                                          $    976,287       $  5,458,210
                                                                                      ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $    221,885       $     20,166
     Accrued liabilities                                                                   214,483             72,880
     Amounts due to affiliates                                                             181,758             73,714
                                                                                      ------------       ------------
         Total current liabilities                                                         618,126            166,760

Commitments

Stockholders' equity:
     Preferred stock ($.001 par value, 2,000,000 shares
         authorized; no shares issued and outstanding)                                          --                 --
     Common stock ($.001 par value, 30,000,000 shares authorized; 10,994,656 and
         11,001,070 shares issued and outstanding at December 31, 1998 and 1997,
         respectively)                                                                      10,995             11,001
     Additional paid-in capital                                                         12,485,767         12,425,761
     Accumulated deficit                                                               (12,138,601)        (7,145,312)
                                                                                      ------------       ------------
         Total stockholders' equity                                                        358,161          5,291,450
                                                                                      ------------       ------------

Total liabilities and stockholders' equity                                            $    976,287       $  5,458,210
                                                                                      ============       ============



                             See accompanying notes.

STATEMENTS OF OPERATIONS
------------------------
Vaxcel, Inc.

                                                                            Year Ended December 31,
                                                                ------------------------------------------------
                                                                    1998              1997               1996
                                                                ------------       -----------       -----------
Revenues:
     Collaborative and grant revenue                            $    166,882       $   242,961       $    78,435
     License fees                                                     75,000                 -            50,000
     Investment income                                                12,589            45,543             7,128
                                                                ------------       -----------       -----------
                                                                     254,471           288,504           135,563

Expenses:
     Research and development
         Transactions with affiliates                                 22,261           291,806            73,163
         Other                                                       894,105           872,959           779,686
     Acquired incomplete research and development                          -           951,017                 -
     Selling, general and administrative
         Transactions with affiliates                                150,000            90,000            70,263
         Other                                                       901,993           680,599           336,634
     Impairment loss                                               3,212,615                 -                 -
     Interest expense                                                 66,786             1,421                 -
                                                                ------------       -----------       -----------
                                                                   5,247,760         2,887,802         1,259,746
                                                                ------------       -----------       -----------

     Net loss                                                   $ (4,993,289)      $(2,599,298)      $(1,124,183)
                                                                ============       ===========       ===========

     Basic and diluted loss per common share                    $      (0.45)      $     (0.26)      $     (0.14)
                                                                ============       ===========       ===========

     Basic and diluted weighted average shares outstanding        10,996,905         9,939,680         8,104,782



                             See accompanying notes.

STATEMENTS OF STOCKHOLDERS' EQUITY
----------------------------------
Vaxcel, Inc.

                                                        Common Stock
                                                ------------------------------     Additional
                                                    Shares                           Paid-in       Accumulated
                                                  Outstanding           Amount       Capital         Deficit          Total
                                                -------------------------------------------------------------------------------
Balance at December 31, 1995                          8,000,000       $   8,000    $ 3,998,000   $ (3,421,831)     $   584,169
    Issuance of common stock to CytRx                   250,004             250        374,756                         375,006
    Capital contribution by CytRx                                                      324,994                         324,994
    Net loss                                                  -               -              -     (1,124,183)      (1,124,183)
                                                -------------------------------------------------------------------------------
Balance at December 31, 1996                          8,250,004           8,250      4,697,750     (4,546,014)         159,986
    Issuance of common stock                              5,333               5          8,000                           8,005
    Pre-merger capital contribution by CytRx                                           163,396                         163,396
    Issuance of common stock in connection
       with merger, net of transaction costs          2,745,733           2,746      7,556,615                       7,559,361
    Net loss                                                                                       (2,599,298)      (2,599,298)
                                                -------------------------------------------------------------------------------
Balance at December 31, 1997                         11,001,070          11,001     12,425,761     (7,145,312)       5,291,450
    Retirement of common shares                          (6,414)             (6)             6                               -
    Beneficial conversion feature of
       convertible notes                                                                60,000                          60,000
    Net loss                                                                                       (4,993,289)      (4,993,289)
                                                -------------------------------------------------------------------------------
Balance at December 31, 1998                         10,994,656       $  10,995   $ 12,485,767  $ (12,138,601)     $   358,161
                                                     ==========       =========   ============  =============      ===========



                             See accompanying notes.

STATEMENTS OF CASH FLOWS
------------------------
Vaxcel, Inc.

                                                                                            Year Ended December 31,
                                                                                -----------------------------------------------
                                                                                   1998               1997              1996
                                                                                -----------       -----------       -----------
Cash flows from operating activities:
    Net loss                                                                    $(4,993,289)      $(2,599,298)      $(1,124,183)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
      Loss on disposal of fixed assets                                               44,755                 -                 -
      Depreciation                                                                   10,902            55,392            51,600
      Amortization                                                                  282,732           145,644                 -
      Impairment loss                                                             3,212,615                 -                 -
      Charge for beneficial conversion feature of convertible notes                  60,000
      Charge for acquired incomplete research and development                             -           951,017                 -
      Changes in assets and liabilities:
        Receivables                                                                 136,090           201,384           (44,184)
        Other assets                                                                 95,192           112,939          (111,674)
        Accounts payable                                                            201,719           (57,873)          (29,347)
        Amounts due to affiliates                                                   (48,754)           43,287            16,010
        Other liabilities                                                           141,603          (176,759)          113,644
                                                                                -----------       -----------       -----------
    Total adjustments                                                             4,136,854         1,275,031            (3,951)
                                                                                -----------       -----------       -----------

    Net cash used in operating activities                                          (856,435)       (1,324,267)       (1,128,134)


Cash flows from investing activities:
    Capital expenditures/retirements, net                                            11,901            (3,371)           (2,907)
                                                                                -----------       -----------       -----------

    Net cash provided by (used in) investing activities                              11,901            (3,371)           (2,907)


Cash flows from financing activities:
    Proceeds from issuance of convertible notes                                     156,798                 -                 -
    Equity contributions by CytRx                                                         -           163,396           324,994
    Net proceeds from issuance of common stock to CytRx in connection with acquisition of Zynaxis, Inc.
                                                                                          -         1,762,392                 -
    Proceeds from sale of common stock                                                    -             8,005           375,006
                                                                                -----------       -----------       -----------

    Net cash provided by financing activities                                       156,798         1,933,793           700,000
                                                                                -----------       -----------       -----------


Net (decrease) increase in cash and cash equivalents                               (687,736)          606,155          (431,041)

Cash and cash equivalents at beginning of period                                    690,636            84,481           515,522
                                                                                -----------       -----------       -----------

Cash and cash equivalents at end of period                                      $     2,900       $   690,636       $    84,481
                                                                                ===========       ===========       ===========


                             See accompanying notes.

Notes to Financial Statements
-----------------------------
Vaxcel, Inc.

1.       DESCRIPTION OF BUSINESS AND SIGNIFICANT UNCERTAINTIES

         Vaxcel, Inc. ("Vaxcel" or the "Company") was formed on January 6, 1993 as a wholly-owned subsidiary of CytRx Corporation ("CytRx"). In May 1997, Vaxcel completed a merger with Zynaxis, Inc. ("Zynaxis"), resulting in the issuance of an aggregate of 12.5% of its outstanding (post-merger) shares of common stock to the former shareholders of Zynaxis (see Note 3). Vaxcel is engaged in the development and commercialization of vaccine adjuvants and delivery systems and a novel vaccine for the treatment of cancer. Vaxcel's business strategy is to sublicense these adjuvant and delivery system technologies on a vaccine-by-vaccine basis to companies engaged in vaccine development. However, as discussed below, there is substantial doubt about the Company's ability to survive as a going concern.

         At December 31, 1998, the Company had cash and cash equivalents of $3,000 and a working capital deficit of $304,000. The Company has obtained loans from CytRx pursuant to certain convertible notes (see Note 9) and has received additional payments subsequent to year-end pursuant to a certain option agreement (see Note 5). However, the Company's current cash resources, together with the proceeds of these transactions are not sufficient to fund its operations beyond the second quarter of 1999. The Company has severely reduced its operations, limiting its ability to advance its technologies under development. For the Company to continue as a going concern, it may need to obtain funds through arrangements that require it to relinquish rights to certain or all of its technologies. The Company may be required to totally cease operations and liquidate remaining assets, if any. Should the Company determine that it is no longer in the best interest of its stockholders to continue operations, the ability of the Company to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its stockholders will be limited by the amount of working capital on hand.

         During 1998, the Company's Board of Directors retained an investment banking firm to introduce Vaxcel and its technology licenses to the trade with the purpose of concluding strategic transactions for the benefit of the Vaxcel stockholders. Based on the results of the investment banking firm's efforts and management's reevaluation of Vaxcel's business strategy, in the fourth quarter of 1998 the Company adopted a plan to dispose of its primary research and development activities and intends to complete the plan during 1999.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Cash Equivalents - The Company considers all highly liquid debt instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents consist primarily of commercial paper and amounts invested in money market accounts.

         Short-term Investments - Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. At December 31, 1997, the Company classified corporate debt securities of $496,000 as held-to-maturity securities and included such investments in cash and cash equivalents as their original maturity dates were less than 90 days. At December 31, 1998, the Company did not hold any debt securities.

         Property and Equipment - Property and equipment are stated at cost and depreciated using the straight-line method based on the estimated useful lives (generally five years) of the related assets.

         Acquired Developed Technology and Other Intangibles -- Acquired developed technology and other intangible assets, primarily goodwill (See Note
3), are amortized over their estimated useful lives (fifteen years) on a straight-line basis. Management periodically evaluates the realizability of recorded acquired developed technology and other intangible assets to determine whether their carrying values have been impaired. In accordance with Financial Accounting Standards Board ("FASB") Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company records impairment losses on long-lived assets (including goodwill) used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Any impairment loss is measured by comparing the fair value of the asset to its carrying amount. As more fully discussed in Note 4, management has evaluated these assets at December 31, 1998 and has recorded a provision for impairment of such assets.

         Patents and Patent Application Costs - Although the Company believes that its patents and underlying technology have continuing value, the amount of future benefits to be derived therefrom is uncertain. Patent costs are therefore expensed rather than capitalized.

         Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash and cash equivalents, accounts and notes receivable, accounts payable and convertible notes approximate their fair values.

         Basic and Diluted Loss per Common Share - Basic and diluted loss per share are computed based on the weighted average number of common shares outstanding. Common share equivalents are excluded from the computation of diluted loss per share since the effect would be antidilutive.

         Shares Reserved for Future Issuance - The Company has reserved approximately 1,500,000 of its authorized but unissued shares of common stock for future issuance pursuant to stock options and warrants.

         Revenue Recognition - Revenues from collaborative research arrangements and grants are generally recorded as the related costs are incurred. The costs incurred under such arrangements approximated the revenues reported in the accompanying statements of operations. License fees reported in the accompanying statements of operations consist entirely of nonrefundable fees received upon the signing of certain technology license and option agreements. These fees were recognized as income when they were received. Such agreements generally contain provisions for additional fees upon the achievement of certain development milestones by the licensee and upon approval of the related products, followed by a royalty based upon net sales. Such fees, if any, will be recognized as income when they become receivable under the terms of the related contracts.

         Stock-Based Compensation - The Company grants stock options for a fixed number of shares to key employees, directors and consultants with an exercise price equal to the fair market value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and, accordingly, recognizes no compensation expense for the stock option grants for which the terms are fixed. For stock option grants which vest based on certain corporate performance criteria, compensation expense is recognized to the extent that the quoted market price per share exceeds the exercise price on the date such criteria are achieved or are probable.

         In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("Statement 123"), which provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. However, the Company has continued to account for stock-based compensation in accordance with APB 25.

         Concentrations of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents. The Company maintains cash equivalents in large well-capitalized financial institutions, and the Company's investment policy disallows investment in any debt securities rated less than "investment-grade" by national ratings services.

         Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       ACQUISITION OF ZYNAXIS, INC.

         In December 1996 CytRx, Vaxcel and Zynaxis signed an agreement whereby Zynaxis would be merged with a wholly-owned subsidiary of Vaxcel. At that time Zynaxis was a publicly-held biotechnology company engaged in the development of certain vaccine technologies. The transaction was approved by the Zynaxis stockholders at a meeting held on May 21, 1997 and was consummated as of that date.

         Under the terms of the agreement all of the outstanding shares of Zynaxis were converted into shares of Vaxcel based upon certain exchange ratios defined in the agreement, resulting in the issuance of an aggregate of 1.4 million (12.5%) of the outstanding (post-merger) shares of Vaxcel common stock (at $2.91 per share) to former Zynaxis stockholders at the date of closing. The merger was treated as a purchase by Vaxcel and constituted a tax-free reorganization for Zynaxis stockholders. The results of operations of Zynaxis are included in the Statement of Operations since May 21, 1997.

         Pursuant to the agreement, CytRx was to provide up to $2 million to Zynaxis under a secured credit facility during the period prior to closing of the merger, at which time the outstanding principal and interest was to be contributed to the capital of Vaxcel, together with additional equity in the amount of $4 million less the outstanding principal and interest of the secured note. At the time of closing the outstanding principal and interest of the secured note to Zynaxis was approximately $1.7 million, resulting in a net cash infusion from CytRx to Vaxcel of approximately $2.3 million. In addition, at the date of closing, Vaxcel issued to CytRx a one-year warrant entitling CytRx to purchase a number of shares of Vaxcel common stock equal to the amount of capital which may be necessary for Vaxcel to satisfy requirements for inclusion in the Nasdaq SmallCap Market, divided by one-half of the $2.91 per share transaction price at the date of closing. The warrant expired unexercised.

         In accordance with the provisions of APB Nos. 16 and 17, all identifiable assets acquired, including identified intangible assets and liabilities assumed, were assigned a portion of the purchase price based on their respective fair values. The fair values of the acquired developed technology and incomplete research and development were determined based on an independent appraisal. A summary of the allocation of the purchase price is as follows (in thousands):

    Net tangible assets, less outstanding liabilities      $  (830)
    Acquired developed technology                            3,600
    Goodwill                                                   641
    Acquired incomplete research and development               951
                                                           -------
                                                           $ 4,362
                                                           =======

4.       IMPAIRMENT LOSS

         In its efforts to raise additional capital, the Company has been soliciting bids for the sublicense or purchase of the Company's acquired developed technology, either together with or separately from the Company's other technologies. During the fourth quarter, the results of an investment firm's efforts to dispose of Vaxcel's technologies indicated to management that the acquired developed technology might be impaired. As a result of this indication, the Company performed an evaluation to determine, in accordance with Statement 121, whether future cash flows (undiscounted and without interest charges) expected to result from the use and eventual disposition of the acquired developed technology would be less than its aggregate carrying amount and an allocation of goodwill resulting from the Zynaxis merger. Statement 121 requires that when a group of assets being tested for impairment was acquired as part of a business combination accounted for using the purchase method of accounting, any goodwill that arose as part of the transaction must be included as part of the asset grouping. As a result of the evaluation, management determined that the estimated future cash flows expected to be generated by the acquired developed technology would be less than its carrying amount and allocated goodwill, and therefore the asset is impaired as defined by Statement
121. Consequently, the original cost basis of the acquired developed technology and allocated goodwill were reduced to reflect the fair market value at the date the decision was made, resulting in a $3,213,000 impairment loss. In determining the fair market value of the asset, the Company considered the transaction described in Note 5, among other factors.

5.       POTENTIAL SALE OF TECHNOLOGY

         In January 1999, the Company entered into an agreement with a third party giving the third party the option to purchase the rights to certain of its technologies for an aggregate purchase price of $600,000. The third party paid a nonrefundable option fee of $200,000, with an additional $400,000 due upon the exercise of the option. The initial option period expires on March 22, 1999, subject to extension upon the payment of additional fees by the third party.

6.       COMMITMENTS

         Rental expense under operating leases during the years ended December 31, 1998, 1997 and 1996 approximated $96,000, $61,000, and $56,000, respectively. Minimum annual future obligations for operating leases are approximately $7,500, $4,100 and $2,400 for 1999, 2000 and 2001, respectively.

         At December 31, 1998, pursuant to a license agreement for certain of its technologies, the Company is subject to minimum annual payments of $190,000, $120,000 and $140,000 during the years 1999, 2000 and 2001. In the years 2002 and beyond, the annual minimum payments increase by $10,000 per year, until the expiration of the applicable patents.

7.       STOCK OPTIONS AND WARRANTS

         The Company has stock option plans pursuant to which key employees, directors and consultants of the Company are eligible to receive incentive and/or non-qualified options to purchase shares of the Company's common stock. The options granted under the Plan have lives of ten years from the dates of grant and generally become exercisable over a three year period from the dates of grant, with the exception of certain options granted to the Company's Chief Executive Officer and its Vice President of Research and Development, which are subject to vesting criteria based upon corporate performance objectives. Exercise prices are set at the fair market values of the common stock on the dates of grant. No compensation expense was recorded in the three years ended December 31, 1998.

         A summary of the Company's stock option activity, and related information for the three years ended December 31, 1998 is as follows:

                                                      Options                    Weighted Average Exercise Price
                                     ----------------------------------------    -------------------------------
                                        1998            1997           1996         1998       1997       1996
                                        ----            ----           ----         ----       ----       ----
Outstanding - beginning of year         847,000        794,453        735,000       $1.63      $1.50      $1.50
Granted                                 510,000         63,000         73,620         .63       3.18       1.50
Exercised                                     -         (5,333)             -           -       1.50          -
Forfeited                              (281,500)        (5,120)       (14,167)       1.73       1.50       1.50
                                     ----------       --------       --------
Outstanding - end of year             1,075,500        847,000        794,453       $1.12      $1.63      $1.50
                                     ==========       ========       ========

Exercisable at end of year              160,661        293,663        184,332       $1.68      $1.57      $1.50

Weighted average fair value of
options granted during the year      $      .42       $   1.82       $   0.83

         The exercise prices for options outstanding as of December 31, 1998 ranged from $.63 to $3.25. The weighted average remaining contractual life of those options is 6.2 years.

         The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement 123 requires use of option valuation models that were not developed for use in valuing employee stock options.

         Pro forma information regarding net loss and loss per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: weighted-average risk-free interest rates of 5.83% for 1998, 6.53% for 1997 and 6.34% for 1996; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of .563 for 1998, .585 for 1997 and .378 for 1996; and a weighted average expected life of the option of 8 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information is as follows:

                                                        1998             1997             1996
                                                       ----              ----             ----
Pro forma net loss                                 ($5,073,748)      ($2,692,650)     ($1,182,382)
Pro forma net loss per share (basic and diluted)      ($.46)            ($.27)           ($.15)

8.       INCOME TAXES

         The Company has not incurred or paid income taxes since its inception. For income tax purposes, as of December 31, 1998 the Company has an aggregate of approximately $11,810,000 of net operating losses available to offset against future taxable income, subject to certain limitations. Included in this amount is $3,360,000 of net operating losses generated by Zynaxis prior to the merger. See discussion below. Such losses expire in 2008 through 2018. The Company also has an aggregate of approximately $111,000 of research and development credits available for offset against future income taxes which expire in 2008 through 2012.

         Deferred income taxes reflect the net effect of temporary differences between the financial reporting carrying amounts of assets and liabilities and income tax carrying amounts of assets and liabilities. The components of the Company's deferred tax assets and liabilities are as follows:


                                                                        December 31,
                                                                -----------------------------
                                                                   1998               1997
                                                                -----------       -----------
          Deferred tax assets:
               Net operating loss carryforward                  $ 4,488,000       $ 3,566,000
               Tax credit carryforward                              111,000            77,000
               Other                                              1,175,000         1,179,000
                                                                -----------       -----------
          Total deferred tax assets                               5,774,000         4,822,000
          Deferred tax liabilities:
               Acquired  developed  technology  and  other
                 intangibles                                       (228,000)       (1,556,000)
               Depreciation                                               -           (16,000)
                                                                -----------       -----------
          Total deferred tax liabilities                           (228,000)       (1,572,000)
                                                                -----------       -----------
          Net deferred tax assets                                 5,546,000         3,250,000
          Valuation allowance                                    (5,546,000)       (3,250,000)
                                                                -----------       -----------
                                                                $         -       $         -
                                                                ===========       ===========

         Based on assessments of all available evidence as of these dates, management has concluded that the respective deferred income tax assets should be reduced by valuation allowances equal to the amounts of the net deferred income tax assets.

         The total amount of net operating loss carryforwards generated by Zynaxis prior to the merger was $31,000,000. The use of pre-acquisition operating loss carryforwards is subject to limitations imposed by the Internal Revenue Code. The Company anticipates that these limitations will affect utilization of the carryforwards prior to expiration. Therefore, for financial reporting purposes the Company has recorded a deferred tax asset of $1,277,000, related only to $3,360,000 of net operating losses not anticipated to be affected by these limitations. A corresponding valuation allowance of $1,277,000 has been recorded. When realized, the tax benefit of these loss carryforwards will be applied to reduce acquired developed technology and other intangibles related to the acquisition of Zynaxis.

9.       RELATED PARTY TRANSACTIONS

LICENSE AGREEMENT

         At inception, the Company licensed from CytRx exclusive rights to certain biologically-active copolymers used in Vaxcel's novel vaccine formulations. Royalties paid to CytRx pursuant to this agreement amounted to $7,500 during the year ended December 31, 1996. No royalties were paid to CytRx during 1997 or 1998.

SUPPLY AGREEMENT
         During the term of the related license agreement, CytRx agreed to supply the Company with certain copolymers required in the manufacture and development of the vaccine delivery formulation. Amounts paid to CytRx for production of copolymers were $5,000, $80,000 and $11,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

SERVICES AND FACILITIES AGREEMENTS
         The Company entered into service and facilities agreements with CytRx and a wholly-owned subsidiary of CytRx, whereby CytRx and its subsidiary have provided the Company with office and laboratory space, certain administrative and laboratory services and the services of certain CytRx executives. Pursuant to these agreements, the Company expensed a total of $96,000, $138,000 and $121,000 during the years ended December 31, 1998, 1997 and 1996, respectively. Management believes that the methods used in allocating these costs are reasonable and that such charges approximate the fair value of the space and services provided which would have been incurred on a stand alone basis.

         During 1998 and 1997, Vaxcel contracted with the above-mentioned subsidiary of CytRx, which was divested by CytRx in February 1998, for certain analytical services. Amounts expensed in 1998 and 1997 pursuant to these contracts were $11,000 and $164,000, respectively.

CONVERTIBLE NOTES
         In March 1998, Vaxcel borrowed $100,000 from CytRx pursuant to a convertible note agreement (the "March 1998 Note"). The March 1998 Note bears interest at 9% per annum and was due and payable on December 31, 1998. On December 31, 1998, CytRx granted Vaxcel an extension of the due date until March 31, 1999. The March 1998 Note is convertible into shares of Vaxcel common stock at the lower of (a) $.3125 per share, or (b) the average closing bid price of Vaxcel's common stock for the 5 days preceding conversion. Such beneficial conversion feature was determined to have a fair value of $60,000 at the date of issuance and was recorded as interest expense at the date of issuance since the March 1998 Note was immediately convertible.

         In December 1998, Vaxcel borrowed $56,000 from CytRx pursuant to a convertible note agreement (the "December 1998 Note"). The December 1998 Note bears interest at 9% per annum and is due and payable on March 31, 1999. The December 1998 Note is convertible into shares of Vaxcel common stock at the lower of (a) $.0625 per share, or (b) the average closing bid price of Vaxcel's common stock for the 5 days preceding conversion. The December 1998 Note is collateralized by any proceeds received in connection with a certain technology license agreement.

         In January 1999, Vaxcel borrowed $25,000 from CytRx pursuant to a convertible note agreement (the "January 1999 Note"). The January 1999 Note bears interest at 9% per annum and was due and payable on March 31, 1999. The January 1999 Note was repaid by Vaxcel in February 1999.

         Interest paid by Vaxcel to CytRx pursuant to the March 1998 Note and the December 1998 Note totaled $6,786 during 1998.

REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Vaxcel, Inc.

We have audited the accompanying balance sheets of Vaxcel, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vaxcel, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 1. The 1998 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Atlanta, Georgia
March 9, 1999

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to this item is incorporated herein by reference from the Proxy Statement, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1998 fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to this item is incorporated herein by reference from the Proxy Statement, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1998 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to this item is incorporated herein by reference from the Proxy Statement, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the Company's 1998 fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

License Agreement
         Vaxcel derives its rights to develop and commercialize Optivax from a license agreement with CytRx effective January 1993, as amended (the "Optivax Agreement"), which grants to Vaxcel the exclusive, worldwide right to develop and sell certain copolymers covered by claims of certain United States and foreign patent rights of CytRx, for use to enhance immune response in humans, in combination with an antigen in a vaccine delivery system (the "Optivax Field"). Expressly excluded from the Optivax Field are use of the copolymers alone as non-specific immune stimulants and use of the copolymers as therapeutic agents for infectious diseases. Under the terms of the Optivax Agreement, Vaxcel is required to pay CytRx a 10% royalty on net sales by Vaxcel or its affiliates of vaccines directly commercialized by Vaxcel in the Optivax Field for the longer of ten years from the first commercial sale of the product or the life of any patent right covering the licensed product. The Optivax Agreement gives Vaxcel the right to sublicense its rights, subject to certain conditions and the payment to CytRx of 15% of the sublicense compensation received by Vaxcel. Royalties paid to CytRx pursuant to the Optivax Agreement amounted to $7,500 during 1996. No royalties were paid pursuant to this agreement during 1997 or 1998.

Supply Agreement
         The Optivax Agreement gives Vaxcel the right to make finished vaccines but does not provide the right to make the bulk copolymers, which are supplied by CytRx under a supply agreement entered into between Vaxcel and CytRx effective January 1993 and amended as of October 10, 1997 (the "Supply Agreement"). Under the terms of the Supply Agreement, CytRx is to provide the Optivax CRL-1005 copolymer at prices per kilogram which have been predetermined in the Supply Agreement. If Vaxcel requests CytRx to synthesize and supply a copolymer different than the Optivax CRL1005 copolymer, CytRx will offer to supply such copolymers to Vaxcel upon terms similar to the Optivax CRL1005 copolymer if such copolymer is similar in structure and requires similar manufacturing procedures with similar cost. In the event the cost of CytRx supplying such copolymers to Vaxcel is not similar to the Optivax CRL1005 copolymer or involves other manufacturing processes, the parties will negotiate revised prices per kilogram and all other terms of the Supply Agreement will remain unchanged. Vaxcel's requirements of the copolymers are to be provided either directly by CytRx or through a third-party supplier selected by CytRx. If CytRx or its licensed third-party chemical manufacturer is unwilling or unable to supply the copolymers, then Vaxcel and/or its sublicensees shall have the right to make or have made the copolymers and CytRx will make appropriate manufacturing know-how available to Vaxcel or its designee. The Supply Agreement is subject to termination by CytRx upon a termination event under the Optivax Agreement and in other customary circumstances (such as a breach by Vaxcel). Amounts paid to CytRx for production of copolymers were $5,000, $79,591 and $10,923 during 1998, 1997 and 1996, respectively.

Services and Facilities Agreements
         Effective June 1, 1993 and amended October 10, 1996, Vaxcel and CytRx entered into a services and facilities use agreement pursuant to which CytRx agreed to provide Vaxcel with certain management, administrative, and scientific services, as well as the use of certain administrative space at the CytRx facility in Norcross, Georgia. Amounts paid to CytRx pursuant to this agreement were $90,000, $90,000 and $69,963 during 1998, 1997 and 1996, respectively.
Effective January 1, 1996 and amended October 16, 1996, Vaxcel and Proceutics, Inc. ("Proceutics"), a then wholly-owned subsidiary of CytRx, entered into a facilities use agreement whereby Proceutics reserved and made available to Vaxcel certain laboratory, vivarium and related space at the Proceutics facility in Norcross, Georgia. Amounts paid to Proceutics pursuant to this agreement were $6,037, $48,300 and $51,000 during 1998, 1997 and 1996, respectively.

         During 1998 and 1997, Vaxcel contracted with Proceutics for certain analytical laboratory services. Amounts paid to Proceutics in 1998 and 1997 pursuant to these contracts were $11,223 and $163,915, respectively.

Convertible Notes
         Effective March 15, 1997, in order to provide necessary funding for certain expenses and operations of Vaxcel pending the Merger, CytRx and Vaxcel entered into a Loan Agreement (the "1997 Loan"), pursuant to which CytRx agreed to lend up to $400,000 to Vaxcel. The purpose of the 1997 Loan was to provide funding to Vaxcel for certain expenses directly or indirectly related to the Merger incurred by either CytRx or Vaxcel and for ongoing operational cash needs prior to the Merger. The 1997 Loan was unsecured and was interest-free until May 1, 1997; thereafter the interest rate was prime plus 2%. The outstanding 1997 Loan balance of $286,067, together with accrued interest of $1,421 was repaid by Vaxcel upon the closing of its merger with Zynaxis on May 21, 1997.

         In March 1998, Vaxcel borrowed $100,000 from CytRx pursuant to a convertible note agreement (the "March 1998 Note"). The March 1998 Note bears interest at 9% per annum and was due and payable on December 31, 1998. On December 31, 1998, CytRx granted Vaxcel an extension of the due date until March 31, 1999. The March 1998 Note is convertible into shares of Vaxcel common stock at the lower of (a) $.3125 per share, or (b) the average closing bid price of Vaxcel's common stock for the 5 days preceding conversion.

         In December 1998, Vaxcel borrowed $56,000 from CytRx pursuant to a convertible note agreement (the "December 1998 Note"). The December 1998 Note bears interest at 9% per annum and is due and payable on March 31, 1999. The December 1998 Note is convertible into shares of Vaxcel common stock at the lower of (a) $.0625 per share, or (b) the average closing bid price of Vaxcel's common stock for the 5 days preceding conversion.

         In January 1999, Vaxcel borrowed $25,000 from CytRx pursuant to a convertible note agreement (the "January 1999 Note"). The January 1999 Note bore interest at a rate of 9% per annum and was due and payable on March 31, 1999. The January 1999 Note was repaid by Vaxcel in February 1999.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this 10-K:

     1.  Financial Statements

         Balance Sheets as of December 31, 1998 and 1997

         Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996

         Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1997 and 1998

         Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

         Notes to Financial Statements

         Report of Independent Auditors

     2.  Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996

         All other schedules are omitted because they are not required, not applicable, or the information is provided in the financial statements or notes thereto.

     3.  Exhibits required by Item 601 of Regulation S-K:

         See Exhibit Index on page 25 of this Form 10-K.

(b)  Reports on Form 8-K:

     None

                                  Vaxcel, Inc.
                             Form 10-K Exhibit Index

Exhibit
Number
-------
2.1        Agreement and Plan of Merger and Contribution dated as of December 6, 1996, by and among CytRx Corporation, Vaxcel, Inc., Vaxcel Merger Subsidiary, Inc.
           and Zynaxis, Inc.                                                                     (a)
3.1        Certificate of Incorporation                                                          (a)
3.2        By-Laws                                                                               (a)
10.1       Amended and Restated License Agreement dated October 10, 1996
           by and between Vaxcel, Inc. and CytRx Corporation                                     (a)
10.2       Amended and Restated Supply Agreement dated October 10, 1996
           by and between Vaxcel, Inc. and CytRx Corporation                                     (a)
10.3       Services and Facilities Use Agreement dated October 10, 1996 by and
           between Vaxcel, Inc. and CytRx Corporation                                            (a)
10.4*      Vaxcel, Inc. 1993 Stock Option Plan                                                   (a)
10.5       Convertible Note dated March 30, 1998 by and between Vaxcel, Inc.
           and CytRx Corporation
10.6       Convertible Note dated December 18, 1998 by and between Vaxcel, Inc.
           and CytRx Corporation
10.7       Convertible Note dated January 7, 1999 by and between Vaxcel, Inc.
           and CytRx Corporation
10.8       Option Agreement dated January 27, 1999 by and between Vaxcel, Inc.
           and Innovax Corporation
23.1       Consent of Ernst & Young LLP
27.1       Financial Data Schedule (for SEC use only)


*Indicates a management contract or compensatory plan or arrangement.

----------
(a) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19125) filed on March 26, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             VAXCEL, INC.

                                             By: /s/ Mark J. Newman
                                                -------------------------------
                                             Mark J. Newman, President
Date: March 30, 1999                         and Chief Executive Officer
                                             (Principal Executive Officer)


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

Signature                           Title                                               Date
---------                           -----                                               ----
/s/ Jack L. Bowman                  Chairman of the                                     March 30, 1999
--------------------------          Board of Directors
Jack L. Bowman


/s/ Lyle A. Hohnke                  Director                                            March 30, 1999
--------------------------
Lyle A. Hohnke


/s/ Jack J. Luchese                 Director                                            March 30, 1999
--------------------------
Jack J. Luchese


/s/ Herbert H. McDade, Jr.          Director                                            March 30, 1999
--------------------------
Herbert H. McDade, Jr.


/s/ Mark J. Newman                  Director                                            March 30, 1999
---------------------------         President and Chief Executive Officer
Mark J. Newman                      (Principal Executive Officer)


/s/ Mark W. Reynolds                Chief Financial Officer                             March 30, 1999
---------------------------         (Principal Financial Officer)
Mark W. Reynolds

                                  VAXCEL, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                     Additions
                                                             --------------------------
                                               Balance at     Charged to     Charged to                     Balance at
                                                Beginning     Costs and         Other                           End
                Description                     of Period      Expenses       Accounts       Deductions      of Period
  -------------------------------------       ------------   ------------    ----------     -----------    ------------
  Reserve Deducted in the Balance Sheet
  from the Asset to Which it Applies:

    Allowance for Deferred Tax Assets
     Year ended December 31, 1998             $  3,250,000   $          -    $ 2,296,000    $        --    $  5,546,000
     Year ended December 31, 1997                1,776,000              -      1,474,000             --       3,250,000
     Year ended December 31, 1996                1,300,000              -        476,000             --       1,776,000