Form 10-K405/A
period 1998-12-31
VAXCEL INC
filed 1999-04-26
CIK 1029802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On April 14, 1999, the aggregate market value of the Registrant's common stock held by non-affiliates was approximately $86,000.

On April 14, 1999, there were 10,994,656 shares of the Registrant's common stock outstanding, exclusive of treasury shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

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

         Vaxcel has historically engaged in the development and commercialization of vaccine adjuvants and delivery systems and a novel vaccine for the treatment of cancer. However, as discussed below, the Company's ability to survive as a going concern is subject to a number of uncertainties.

CURRENT FINANCIAL CONDITION AND THE POTENTIAL IMPACT ON OPERATIONS

         At December 31, 1998, the Company had negligible cash and cash equivalents and a working capital deficit of $304,000. Subsequent to year-end, the Company has received payments related to the sale of certain technology, however, the Company's current cash resources, together with the proceeds of this transaction are not sufficient to fund its operations beyond the second quarter of 1999. The Company has incurred losses from operations since its inception, and there is substantial doubt about the Company's ability to survive as a going concern.

         In May 1998, the Company's Board of Directors retained the investment banking firm of Interstate/Johnson Lane Corporation to introduce Vaxcel and its technology licenses to the trade with the purpose of concluding a strategic transaction or transactions for the benefit of the Vaxcel stockholders. In order to fund its operations and technologies, the Company will consider all available options, including the possible sale of the Company to, or merger with, another organization. In January 1999, the Company entered into an option agreement for the sale of its PLG microencapsulation technology which option was exercised by the third party in April 1999 (see "Product Development" below and Note 5 to Financial Statements).

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

PRODUCT DEVELOPMENT

         Vaxcel is not currently actively developing any of its technologies.

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

         In January 1999, the Company entered into an agreement with Innovax Corporation ("Innovax") giving Innovax the option to purchase the rights to Vaxcel's PLG microencapsulation technology for an aggregate purchase price of $600,000. Innovax paid a nonrefundable option fee of $200,000, with an additional $400,000 due upon the exercise of the option. On April 1, 1999 Innovax exercised its option and the rights to such technology were assigned by Vaxcel to Innovax.

         Vaxcel's business strategy has been to sublicense its technologies on a vaccine-by-vaccine basis to companies engaged in vaccine development. See "Corporate Collaborations". Amounts spent for research and development activities for Vaxcel's adjuvant and delivery system technologies were $916,000, $1,165,000 and $853,000 during the years ended December 31, 1998, 1997, and 1996, respectively.

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

                                                                  High                       Low
                                                                 ------                    -------
COMMON STOCK:
     1999:
         January 1 to April 22                                    1/8                       1/16
     1998:
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
         Third Quarter                                            1 3/4                     5/8
         Second Quarter (from May 21)                             2 1/8                     1 1/4

         On April 22, 1999, the closing bid quotation of the Common Stock as reported on the OTC Bulletin Board was $1/16 and there were approximately 275 holders of record of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and other institutions. The Company has not paid any dividends since its inception and does not contemplate payment of dividends in the foreseeable future.

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

         The Company is critically short of cash to fund its operations. The Company has incurred losses from operations since its inception, and there is substantial doubt about the Company's ability to survive as a going concern. As discussed below, the Company has received additional payments subsequent to year-end pursuant to the sale of certain technology. However, the Company's current cash resources, together with the proceeds of these transactions are not sufficient to fund its operations beyond the second quarter of 1999.

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

         In January 1999, the Company entered into an agreement with a third party giving the third party the option to purchase the rights to certain of its technologies for an aggregate purchase price of $600,000. The third party paid a nonrefundable option fee of $200,000, with an additional $400,000 due upon the exercise of the option. On April 1, 1999 the third party exercised its option and the rights to such technology were assigned to the third party. See Note 5 to Financial Statements.

         In April 1998, December 1998 and January 1999, Vaxcel borrowed a cumulative total of $181,000 from CytRx pursuant to three convertible note agreements, $25,000 of which was repaid in February 1999 and the remainder was repaid in April 1999. (see Note 9 to Financial Statements). Such notes bore interest at 9% per annum and were convertible, at CytRx's discretion, into shares of Vaxcel common stock.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, for all current members of the Board of Directors and management, the names and ages of such persons, the year in which each such person was first elected a director, all positions and offices with the Company held by each such person, the business experience during at least the last five years of each such person, and any other directorships held by such person in companies that are subject to the reporting requirements of the Securities Exchange Act of 1934 or any company registered as an investment company under the Investment Company Act of 1940. None of the following persons serves as a director pursuant to any arrangement or understanding between him and any other person.

           DIRECTOR POSITIONS WITH THE COMPANY, PRINCIPAL OCCUPATIONS

NAME AND AGE                   SINCE   DURING AT LEAST THE PAST FIVE YEARS, AND OTHER DIRECTORSHIPS
------------                   -----   ------------------------------------------------------------
Jack L. Bowman (66)             1993   From 1987 until his retirement at the end of 1993, Mr. Bowman was Company Group
Director                               Chairman at Johnson & Johnson Company. From 1991 to 1993, Mr. Bowman was
                                       responsible for Johnson & Johnson Company's diagnostic, blood glucose monitoring, and certain over-the-counter pharmaceutical businesses. Prior to that assignment at Johnson & Johnson, he was responsible for a major portion of Johnson & Johnson's global pharmaceutical businesses. From 1983 to 1987, he was Executive Vice President
                                       of American Cyanamid Company where he was responsible for the pharmaceutical, medical device and over the counter and toiletry businesses. Mr. Bowman has also served as
                                       President, Lederle Laboratories Division and Executive Vice President, CIBA-GEIGY
                                       Pharmaceutical Division. Mr. Bowman also serves as a director of NeoRx Corporation,
                                       Targeted Genetics, Inc., Cell Therapeutics, Inc., Cellergy Pharmaceuticals, Inc.,
                                       Osiris Therapeutics, Inc. and CytRx Corporation.

Lyle A. Honhke (56)             1997   Dr. Hohnke served as a director of Zynaxis, Inc. from April 1996 until its merger
Director                               with Vaxcel in May 1997, at which time he was elected to the Vaxcel Board of
                                       Directors. Since 1994, Dr. Hohnke has served as a member of Javelin Capital Fund,
                                       LLC, a general partner of Javelin Ventures, LP, a company engaged in venture capital investments. From 1991 to 1994 Dr.Hohnke was General Partner for Heart Land
                                       Seed Capital Fund. Dr. Hohnke also serves as a director of Diamond Animal Health,
                                       Inc., Southern BioSystems, Inc., Guidestar Health Systems, Inc. and CytRx Corporation.

Jack J. Luchese (50)            1993   Mr. Luchese has served as President and Chief Executive Officer of CytRx Corporation since
Director                               March 1989. Prior to joining CytRx, Mr. Luchese served as Vice President and General Manager of the Armour Pharmaceutical Corporation, and as Vice President, Corporate
                                       Business Development and a member of the Management Committee of Rorer Group, Inc.
                                       (now Rhone-Poulenc Rorer). Prior to joining Rorer Group, Inc. , Mr. Luchese was with Johnson & Johnson Company for 15 years where he held various positions in business development, licensing, sales, new product marketing, and finance. Mr.
                                       Luchese serves as a director of CytRx Corporation.

Herbert H. McDade, Jr. (72)     1996   From 1989 to 1996, Mr. McDade has served as Chairman, President and Chief
Director                               Executive Officer of Chemex Pharmaceuticals, Inc., becoming Chairman of
                                       Access Pharmaceutical Co. (the successor corporation to Chemex) in January,
                                       1996. From 1986 to 1989 he was Chairman and President of Armour Pharmaceutical
                                       Corporation, a wholly-owned subsidiary of Rorer Group, Inc. (now Rhone-Poulenc
                                       Rorer). Prior to 1986, Mr. McDade served as Vice President of the Revlon
                                       Corporation. Mr. McDade serves as a director of CytRx Corporation.

Mark J. Newman, Ph.D. (43)      1998   Dr. Newman has been the President and Chief Executive Officer of Vaxcel since
Director                               August 1998. Dr. Newman is employed (since March 1999) by Epimmune, Inc. as
President & Chief                      Vice President, Infectious Disease Program. Dr. Newman served as Vice
Executive Officer                      President, Research and Development of Vaxcel, Inc. from January 1995 to August
                                       1995. Prior to joining Vaxcel, Dr. Newman was Associate Vice President, Research and
                                       Development, for Apollon, Inc. during 1994 where he was responsible for developing DNA-based vaccines. Prior to that, he was Director, Immunology and Virology Section and Senior Director, Clinical Research, at the
                                       Biopharmaceuticals Division of Cambridge Biotech Corporation (now called
                                       Aquila Biopharm) from 1989 to 1993. At Cambridge, he was heavily involved with the development and clinical testing of the QS21 saponin adjuvant for use with subunit vaccines.

Mark W. Reynolds (37)           N/A    Mr. Reynolds joined CytRx Corporation in 1988 as Controller, becoming Chief
Chief Financial Officer and            Financial Officer and Corporate Secretary in 1996. He has served concurrently
Secretary                              in these capacities with Vaxcel since its inception. Prior to joining CytRx,
                                       Mr. Reynolds was employed as a certified public accountant with Arthur
                                       Andersen LLP in Atlanta, Georgia.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the registrant. Directors, executive officers and greater than ten percent stockholders are required by Securities and Exchange Commission regulation to furnish the registrant with copies of all
Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1998 all Section 16(a) filing requirements applicable to directors, executive officers and greater than ten percent beneficial owners were complied with by such persons.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Directors who are employees of Vaxcel ("Employee Directors") or of CytRx ("Affiliate Employee Directors") do not currently receive any compensation for their services as members of the Board of Directors of Vaxcel. Non-employee Directors who do not serve on the CytRx Board ("Outside Directors") receive $1,500 for each Board meeting attended. Non-employee Directors who also serve on the CytRx Board ("Affiliate Directors") receive a fee of $3,000 for each two-day Board meeting attended ($2,000 for single-day meetings and $750 for meetings attended by teleconference). For those meetings held in conjunction with a CytRx meeting, the fees paid to Affiliate Directors are allocated proportionately between CytRx and Vaxcel. Outside Directors and Affiliate Directors receive $500 for each Committee meeting attended and an additional $250 for functioning as Chairman of a Committee meeting.

         All Directors, except Employee Directors, each receive an option to purchase 5,000 shares of Vaxcel Common Stock upon joining the Board, and 2,500 stock options each year thereafter upon their re-election to the Board. Stock option grants to directors contain the same terms and provisions as stock option grants to employees, except that options granted to directors are considered Non-Qualified Stock Options for income tax reporting purposes.

SUMMARY COMPENSATION TABLE

         The following table presents certain summary information concerning compensation paid or accrued by the Company for services rendered in all capacities during the fiscal years ended December 31,

1996, 1997 and 1998 for (i) the President and Chief Executive Officer of the Company; and (ii) each of the four other most highly compensated executive officers of the Company whose total salary and bonus exceeded $100,000 (determined as of December 31, 1998 and collectively, the "Named Executive Officers").


                                                                       Long-Term
                                                                      Compensation
                                                                       Securities
                                            Annual Compensation        Underlying          All Other
Name and Principal Position     Year        Salary($)   Bonus($)       Options(#)       Compensation($)
-----------------------------------------------------------------------------------------------------------
Mark J. Newman                  1998       $140,000   $        -             500,000           $5,000 (1)
     President & Chief          1997        129,500       13,000                   -            4,750 (1)
     Executive Officer          1996        122,500       22,000              40,000            4,750 (1)

Mark W. Reynolds (3)            1998       $101,000      $25,000                   -           $5,000 (2)
     Chief Financial Officer    1997         94,000       12,500                   -            4,750 (2)
     and Secretary              1996         82,333       25,000                   -            4,750 (2)

Paul J. Wilson                  1998       $207,750            -                   -           $4,815 (1)
     Former President           1997        214,000            -                   -            4,750 (1)
     and CEO                    1996        205,250            -                   -            4,750 (1)
-----------------------------------------------------------------------------------------------------------

(1) Vaxcel's matching contribution to CytRx's 401(k) Plan. Vaxcel does not have a 401(k) Plan, but employees of Vaxcel are eligible to participate in CytRx's 401(k) Plan.

(2)      CytRx's matching contribution to its 401(k) Plan.

(3) Mr. Reynolds is an employee of CytRx; the amounts shown in the table above represent total compensation paid to Mr. Reynolds by CytRx for services rendered in all capacities for CytRx and its subsidiaries. Pursuant to a services and facilities agreement between Vaxcel and CytRx, Vaxcel pays to CytRx a fee for the services rendered by Mr. Reynolds as well as for other financial and administrative services. The total fee charged by CytRx to the Company for all services and facilities pursuant to this Agreement, including the services of Mr. Reynolds, for the year ended December 31, 1998 was approximately $60,000.

OPTION GRANTS IN LAST FISCAL YEAR

The following table summarizes the stock options and warrants granted during the fiscal year ended December 31, 1998 to each of the Company's executive officers named in the Summary Compensation Table above.

                                                                                   Potential Realized Value
                                                                                   at Assumed Annual Rates
                        Number of       % of Total                                     of Stock Price
                        Securities       Options         Exercise                      Appreciation
                        Underlying      Granted to       or Base                    for Option Term($)
                         Options        Employees         Price      Expiration   ---------------------------
  Name                 Granted (#)    in Fiscal Year    ($/Share)       Date          5%            10%
--------------------- --------------- --------------- ------------ -------------- ------------ --------------
Mark J. Newman           500,000 (1)      100%             $.625      2/23/08      $196,530       $498,045

(1) These options vest as to 350,000 upon the sale or merger of the Company and as to 150,000 upon the six-month anniversary of the executive's employment after such sale or merger.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND OPTION VALUE AT DECEMBER 31, 1997

         The following table sets forth the number and total value of unexercised in-the-money options at December 31, 1998 for each of the executive officers of the Company named in the Summary Compensation Table above, using the price per share of the Common Stock of $.0625 on December 31, 1998. No stock options were exercised during 1997 by any of the Company's Named Executive Officers.

                                       Number of Securities Underlying         Value of Unexercised
                                             Unexercised Options               In-the-Money Options
                                           at December 31, 1998(#)            at December 31, 1998($)
                                       --------------------------------    ------------------------------
                                        Exercisable     Unexercisable      Exercisable      Unexercisable
                                       -------------    ---------------    -----------      -------------
Mark J. Newman                            110,000          605,000         $       -         $       -
Paul J. Wilson                            285,000                -                 -                 -


EMPLOYMENT AGREEMENTS

         Mr. Paul J. Wilson's employment agreement expired effective August 16, 1998 and was not renewed. Since that date, Dr. Mark J. Newman has served in the capacity of President and Chief Executive Officer. The annual cash compensation for Dr. Newman was $140,000 during 1998 and increased to $145,000 on January 1, 1999. Effective February 28, 1999, Dr. Newman left the Company to pursue other interests, but has remained as President and Chief Executive Officer in a part-time status for no cash compensation.

         During the term of his employment, Dr. Newman received options to purchase up to an aggregate of 715,000 shares of Vaxcel Common Stock. Options as to 215,000 shares have an exercise price of $1.50 per share and vest upon the achievement of certain corporate milestones. Options as to 500,000 shares have an exercise price of $.625 per share and vest primarily upon events surrounding the sale or merger of the Company. As of April 22, 1999, Dr. Newman has vested with respect to options to purchase 110,000 shares. The Company has also guaranteed to Dr. Newman that, as a result of the successful sale or merger of the Company to a third party, Dr. Newman will receive a combination of stock options and a performance bonus having a gross value equal to at least $100,000.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The following report shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 (the "1933 Act") or under the Securities an Exchange Act of 1934 (the "1934 Act"), except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under either the 1933 Act or the 1934 Act.

         The Compensation Committee of the Board of Directors (the "Committee") establishes the general compensation practices of the Company, establishes the compensation plans and specific compensation levels for executive officers and administers the Company's stock option plans.

         The Committee believes that the Chief Executive Officer's compensation should be influenced by Company performance, although "performance" for a company engaged in pharmaceutical research and development does not necessarily correlate to profits. The Committee considers "performance" to include achievement of product development targets and milestones, effective fund-raising and technology licensing efforts, and effective management of personnel and capital resources, among other criteria. The Committee also reviews the Chief Executive Officer's compensation in light of the level of similar executive compensation arrangements within the biopharmaceutical industry. In determining the cash compensation and stock options granted to Dr. Newman during 1998 , the Committee's primary intention was to provide Dr. Newman with the proper incentives to remain with the Company until such time as a sale or merger of the Company could be consummated.

         The Committee has adopted similar practices with respect to compensation of other executive officers of the Company. In establishing base salaries and cash bonuses for executive officers, the Committee considers relative company performance, the individual's past performance and future potential, and compensation for persons holding similarly responsible positions at other companies in the pharmaceutical and biotechnology industries. The relative importance of these factors varies depending upon the individual's responsibilities; all facts are considered in establishing both base salaries and cash bonuses. When making comparison to other companies, the Committee generally considers those companies included in the Nasdaq Pharmaceutical Index (see "Company Performance").

         For 1998, the Committee considered Section 162(m), which limits tax deductions of public companies on compensation to certain executive officers in excess of $1 million dollars, along with other factors in determining executive compensation. The committee will continue to consider the effect of Section 162
(m) on its compensation decisions, but has no formal policy to structure executive compensation so that it complies with the requirements of Section 162(m).

                             Respectfully submitted,

                             Compensation Committee:
                                 Jack L. Bowman
                                 Jack J. Luchese
                                 Herbert H. McDade

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. There are no "interlocks," as defined by the Securities and Exchange Commission, with respect to any member of the Compensation Committee. For 1998, the Compensation Committee was comprised of Jack J. Luchese, Jack L. Bowman and Hubert H.
McDade, Jr.

STOCKHOLDER RETURN COMPARISON

         The following line graph presentation compares cumulative total stockholder returns of the Company with the Nasdaq Stock Market Index and the Nasdaq Pharmaceutical Index (the "Peer Index") for the period from June 30, 1997 to December 31, 1998. The Company's Common Stock first began trading during June 1997. The graph and table assume that $100 was invested in each of the Company's Common Stock, the Nasdaq Stock Market Index and the Peer Index on June 30, 1997, and that all dividends were reinvested. This data was furnished by the Center for Research in Security Prices, The University of Chicago.

COMPARISON OF CUMULATIVE TOTAL RETURNS

                                    [GRAPH]

                              -----------------------------------------------
                                  JUNE 30,     DECEMBER 31,      DECEMBER 31,
                                    1997          1997               1998
-----------------------------------------------------------------------------
VAXCEL, INC.                         100               36                 4
-----------------------------------------------------------------------------
THE NASDAQ STOCK MARKET              100              110               154
-----------------------------------------------------------------------------
PEER INDEX                           100              101               129
-----------------------------------------------------------------------------


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Based solely upon information made available to the Company, the following table sets forth certain information with respect to the beneficial ownership of Common Stock as of April 22, 1999 by (i) each person who is known by the Company to beneficially own more than five percent of the Common Stock;
(ii) each director and nominee for director of the Company; (iii) each of the Named Executive Officers (as defined under "Executive Compensation"); and (iv) all officers and directors as a group. Except as otherwise indicated, the holders listed below have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

                                                                              SHARES OF COMMON STOCK
                                                                         ----------------------------------
   NAME AND ADDRESS OF BENEFICIAL OWNER                                     NUMBER          PERCENTAGE (1)
   ------------------------------------                                  -------------     ----------------
   NAMED EXECUTIVE OFFICERS AND DIRECTORS (2):
      Jack L. Bowman (3)                                                      12,332             *
      Lyle A. Hohnke (4)                                                      49,849             *
      Jack J. Luchese (5)                                                      4,999             *
      Herbert H. McDade, Jr. (6)                                              12,332             *
      Mark J. Newman (7)                                                     110,000             1.0%
      Mark W. Reynolds                                                         1,200             *
      Paul J. Wilson                                                           2,280             *
        All executive officers and directors as a group (6 persons) (8)      190,712             1.7%
   OTHER 5% STOCKHOLDERS:
      CytRx Corporation                                                    9,265,000            87.5%
      154 Technology Parkway
      Norcross, Georgia  30092

----------------------------------
*      Less than 1%.

(1)    Based on 10,994,656 shares of Common Stock outstanding on April 22,
       1999.
(2) The business address of all such persons is: c/o Vaxcel, Inc., 154 Technology Parkway, Norcross, Georgia 30092.
(3) Includes options to purchase 12,332 shares of Common Stock exercisable within 60 days.
(4) Includes options to purchase 2,499 shares of Common Stock exercisable within 60 days. Also includes 47,350 shares held by Javelin Capital Fund L.P. ("Javelin"). Dr. Hohnke is a member of Javelin Venture Partners, LLC, a general partner of Javelin and may be deemed to share voting and investment power with respect to such shares and warrants. Dr. Hohnke has disclaimed beneficial ownership of such shares.
(5) Includes options to purchase 4,999 shares of Common Stock exercisable within 60 days.
(6) Includes options to purchase 12,332 shares of Common Stock exercisable within 60 days.
(7) Includes options to purchase 110,000 shares of Common Stock exercisable within 60 days.
(8) Includes options to purchase 142,162 shares of Common Stock exercisable within 60 days.

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

         In March 1998, Vaxcel borrowed $100,000 from CytRx pursuant to a convertible note agreement (the "March 1998 Note"). The March 1998 Note bears interest at 9% per annum and was due and payable on December 31, 1998. On December 31, 1998, CytRx granted Vaxcel an extension of the due date until March 31, 1999. The March 1998 Note is convertible into shares of Vaxcel common stock at the lower of (a) $.3125 per share, or (b) the average closing bid price of Vaxcel's common stock for the 5 days preceding conversion. The March 1998 Note was repaid by Vaxcel in April 1999.

         In December 1998, Vaxcel borrowed $56,000 from CytRx pursuant to a convertible note agreement (the "December 1998 Note"). The December 1998 Note bears interest at 9% per annum and is due and payable on March 31, 1999. The December 1998 Note is convertible into shares of Vaxcel common stock at the lower of (a) $.0625 per share, or (b) the average closing bid price of Vaxcel's common stock for the 5 days preceding conversion. The December 1998 Note was repaid by Vaxcel in April 1999.

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

     3.  Exhibits required by Item 601 of Regulation S-K:

         See Exhibit Index on page 29 of this Form 10-K.

(b)  Reports on Form 8-K:

     None

                                  Vaxcel, Inc.
                             Form 10-K Exhibit Index

Exhibit
Number
-------
2.1        Agreement and Plan of Merger and Contribution dated as of December 6, 1996, by and among CytRx Corporation, Vaxcel, Inc., Vaxcel Merger Subsidiary, Inc.
           and Zynaxis, Inc.                                                                     (a)
3.1        Certificate of Incorporation                                                          (a)
3.2        By-Laws                                                                               (a)
10.1       Amended and Restated License Agreement dated October 10, 1996
           by and between Vaxcel, Inc. and CytRx Corporation                                     (a)
10.2       Amended and Restated Supply Agreement dated October 10, 1996
           by and between Vaxcel, Inc. and CytRx Corporation                                     (a)
10.3       Services and Facilities Use Agreement dated October 10, 1996 by and
           between Vaxcel, Inc. and CytRx Corporation                                            (a)
10.4*      Vaxcel, Inc. 1993 Stock Option Plan                                                   (a)
10.5       Convertible Note dated March 30, 1998 by and between Vaxcel, Inc.
           and CytRx Corporation                                                                 (b)
10.6       Convertible Note dated December 18, 1998 by and between Vaxcel, Inc.
           and CytRx Corporation                                                                 (b)
10.7       Convertible Note dated January 7, 1999 by and between Vaxcel, Inc.
           and CytRx Corporation                                                                 (b)
10.8       Option Agreement dated January 27, 1999 by and between Vaxcel, Inc.
           and Innovax Corporation                                                               (b)
27.1       Financial Data Schedule (for SEC use only)                                            (b)


*Indicates a management contract or compensatory plan or arrangement.

----------
(a) Incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19125) filed on March 26, 1997.

(b) Incorporated by reference to the Company's Annual Report on Form 10-K filed on March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             VAXCEL, INC.

                                             By: /s/ Mark J. Newman
                                                -------------------------------
                                             Mark J. Newman, President
Date: April 23, 1999                         and Chief Executive Officer
                                             (Principal Executive Officer)

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