Form 10-Q
period 1999-03-31
VAXCEL INC
filed 1999-05-14
CIK 1029802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number 0-22373


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

Number of shares of Vaxcel, Inc. Common Stock, $.001 par value, issued and outstanding as of May 13, 1999: 10,994,656.

                                  VAXCEL, INC.

                                    Form 10-Q
                                 March 31, 1999

                                Table of Contents


                                                                                                             Page
PART I.       FINANCIAL INFORMATION

   Item 1     Financial Statements:

              Condensed Balance Sheets as of March 31, 1999 (unaudited)
              and December 31, 1998                                                                            3

              Condensed Statements of Operations (unaudited) for the Three Month
              Periods Ended March 31, 1999 and 1998                                                            4

              Condensed Statements of Cash Flows (unaudited)
              for the Three Month Periods Ended March 31, 1999 and 1998                                        5

              Notes to Condensed Financial Statements                                                          6

   Item 2     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                        8

   Item 3     Quantitative and Qualitative Disclosures About Market Risk                                       9

PART II.      OTHER INFORMATION

    Item 6    Exhibits and Reports on Form 8-K                                                                10

SIGNATURES                                                                                                    10

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                  VAXCEL, INC.
                            CONDENSED BALANCE SHEETS

                                                                       March 31,        December 31,
                                                                         1999               1998
                                                                     ------------       ------------
ASSETS                                                               (unaudited)
Current assets:
     Cash and cash equivalents                                       $    102,943       $      2,900
     Accounts receivable                                                       --              5,808
     Note receivable                                                      300,000            300,000
     Other                                                                     --              5,308
                                                                     ------------       ------------
        Total current assets                                              802,943            314,016

Property and equipment:
     Equipment and furnishings                                            145,264            145,264
     Accumulated depreciation                                            (142,926)          (138,667)
                                                                     ------------       ------------
        Net property and equipment                                          2,338              6,597

Other assets:
     Acquired developed technology and other intangibles, net             600,000            600,000
     Other                                                                     --             55,674
                                                                     ------------       ------------
        Total other assets                                                600,000            655,674
                                                                     ------------       ------------

Total assets                                                         $  1,005,281       $    976,287
                                                                     ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                $    211,382       $    221,885
     Accrued liabilities                                                  120,330            214,483
     Amounts due to affiliate                                             211,000            181,758
     Deferred assets sales proceeds                                       200,000                 --
                                                                     ------------       ------------
        Total current liabilities                                         742,712            618,126


Commitments

Stockholders' equity:
     Preferred stock ($.001 par value, 2,000,000 shares                        --                 --
        authorized; no shares issued and outstanding)
     Common stock ($.001 par value, 30,000,000 shares
        authorized; 10,994,656 shares issued and outstanding at
        March 31, 1999 and December 31, 1998 respectively)                 10,995             10,995
     Additional paid-in capital                                        12,485,767         12,485,767
     Accumulated deficit                                              (12,234,193)       (12,138,601)
                                                                     ------------       ------------
        Total stockholders' equity                                        262,569            358,161
                                                                     ------------       ------------

Total liabilities and stockholders' equity                           $  1,005,281       $    976,287
                                                                     ============       ============

                             See accompanying notes.

                                  VAXCEL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Month Period Ended March 31,
                                                          ----------------------------------
                                                               1999               1998
                                                           ------------       ------------
Revenues:
     License fees                                          $     20,000       $         --
     Collaborative and grant income                                  --             16,483
     Interest income                                                915              7,050
                                                           ------------       ------------
                                                                 20,915             23,533

Expenses:
     Research and development
          Transactions with affiliates                               --             21,015
          Other                                                      --            250,409
     Selling, general and administrative
          Transactions with affiliates                           21,500             12,708
          Other                                                  91,305            245,449
     Interest expense                                             3,702                 --
                                                           ------------       ------------
                                                                116,507            529,581
                                                           ------------       ------------

Net loss                                                   $    (95,592)      $   (506,048)
                                                           ============       ============


Basic and diluted loss per common share                    $      (0.01)      $      (0.05)
                                                           ============       ============

Basic and diluted weighted average shares outstanding        10,994,656         11,005,333

                            See accompanying notes.

                                  VAXCEL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Three Month Period Ended March 31,
                                                                       ----------------------------------
                                                                              1999            1998
                                                                           ---------       ---------
Cash flows from operating activities:
      Net loss                                                             $ (95,592)      $(506,048)
      Adjustments to reconcile net loss to net cash used by operating activities:
           Depreciation and amortization                                       4,259          82,900
           Net change in assets and liabilities                              191,376          22,440
                                                                           ---------       ---------
                Total adjustments                                            195,635         105,340
                                                                           ---------       ---------
           Net cash provided (used) by operating activities                  100,043        (400,708)

Net increase (decrease) in cash and cash equivalents                         100,043        (400,708)

Cash and cash equivalents at beginning of period                               2,900         690,636
                                                                           ---------       ---------

Cash and cash equivalents at end of period                                 $ 102,943       $ 289,928
                                                                           =========       =========


Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                             $   3,702       $      --

                             See accompanying notes.

                                  VAXCEL, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 March 31, 1999
                                   (Unaudited)


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

         At March 31, 1999, the Company had cash and cash equivalents of $103,000 and a working capital deficit of $340,000. The Company's current cash resources, together with the proceeds of the transaction discussed in Note 2 are not sufficient to fund its operations beyond the second quarter of 1999. The Company continues to hold rights under license agreements granting others to use its technologic but no longer has any employees or other ability to develop its technologies further without the assistance of CytRx. CytRx has no obligation to provide any assistance, and has indicated that it will not provide any assistance. Should the Company determine that it is no longer in the best interest of its stockholders to continue operations, the ability of the Company to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its stockholders will be limited by the amount of working capital on hand.

         During 1998, the Company's Board of Directors retained an investment banking firm to introduce Vaxcel and its technology licenses to the trade with the purpose of concluding strategic transactions for the benefit of the Vaxcel stockholders. To date, the Company has not identified any potential buyers for its technologies that appear to have the ability and willingness to complete any of the contemplated transactions.

         The accompanying financial statements at March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998 contained in its Annual Report on Form 10-K/A.

2.       SALE OF TECHNOLOGY TO INNOVAX

         In January 1999, the Company entered into an agreement with Innovax Corporation ("Innovax") giving Innovax the option to purchase the rights to Vaxcel's PLG microencapsulation technology for an aggregate purchase price of $600,000. Innovax paid a nonrefundable option fee of $200,000, with an additional $400,000 due upon the exercise of the option. Innovax also paid a total of $20,000 for extensions of the option period. On April 1, 1999 Innovax exercised its option and the rights to such technology were assigned by Vaxcel to Innovax.

         The Company will record this transaction in the second quarter of 1999 as a sale of its Acquired Developed Technology and Other Intangibles, valued at $600,000 and therefore will not record a gain or loss on the transaction. The $20,000 in option extension fees paid by Innovax is reflected as license fee income in the accompanying Statement of Operations. The $400,000 due upon exercise of the option was paid on April 1, 1999.

Item 2. --        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
         At March 31, 1999, the Company had cash and cash equivalents of $103,000 and net assets of $263,000, as compared to $2,900 and $358,000, respectively, at December 31, 1998. At March 31, 1999 the Company had a working capital deficit of $340,000.

         The Company is critically short of cash to fund its operations. The Company has incurred losses from operations since its inception, and there is substantial doubt about the Company's ability to survive as a going concern. The Company's current cash resources, together with the proceeds of the sale of certain technologies (see Note 2 to Financial Statements) are not sufficient to fund its operations beyond the second quarter of 1999.

         During 1998, the Company's Board of Directors retained an investment banking firm to introduce Vaxcel and its technology licenses to the trade with the purpose of concluding strategic transactions for the benefit of the Vaxcel stockholders. To date, the Company has not identified any potential buyers for its technologies that appear to have the ability and willingness to complete any of the contemplated transactions.


         The Company does not have any employees and is not conducting any operations other than holding rights under its technology licenses. Should the Company determine that it is no longer in the best interest of its stockholders to continue operations, the ability of the Company to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its shareholders will be limited by the amount of working capital on hand.

         In April 1998, December 1998 and January 1999, Vaxcel borrowed a cumulative total of $181,000 from CytRx pursuant to three convertible note agreements, $25,000 of which was repaid in February 1999 and the remainder was repaid in April 1999. Such notes bore interest at 9% per annum and were convertible, at CytRx's discretion, into shares of Vaxcel common stock.

Results of Operations
         The Company recorded net losses of $96,000 for the three months ended March 31, 1999 as compared to $506,000 for 1998.

         During the first quarter of 1999, Vaxcel recorded license fees of $20,000 related to payments by Innovax to extend their option period for evaluating certain of the Company's technologies (see Note 2 to Financial Statements). During the first quarter of 1998, Vaxcel recorded collaborative and grant revenues of $16,000. This amount relates to certain research funding arrangements with a third party and Small Business Innovative Research (SBIR) grants to Vaxcel from the National Institutes of Health, which ended during 1998.

         Research and development expenditures for the first quarter of 1999 were $0, as compared to $271,000 for 1998. As part of its cost containment efforts, the Company is not currently actively developing any of its technologies.

         General and administrative expenses for the first quarter of 1999 were $113,000, as compared to $258,000 during 1998. The decrease from 1998 is due to an overall reduction in the Company's operations. General and administrative expenses for the first quarter of 1999 primarily relate to patent costs, accrual of minimum annual royalties pursuant to a technology license agreement and fees paid to CytRx for administrative services. Management believes that inflation had no material impact on the Company's operations during the three months ended March 31, 1999.

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

         There have been no material changes in the Company's state of readiness from that disclosed in its Annual Report on Form 10-K/A for the year ended December 31, 1998. As substantially all of the Company's business systems and services are provided by CytRx Corporation, the Company is dependent upon CytRx's efforts to become Year 2000 compliant. CytRx has provided no assurances to the Company of its Year 2000 compliance. As discussed above, the Company has severely curtailed its business operations and, as such, there are currently no significant vendor relationships which could negatively impact the Company's business operations if such vendors experienced Year 2000 compliance problems. The Company's current estimate of its most reasonably likely worst case scenario is a temporary disruption in its ability to process accounting transactions, including payment of vendor invoices. The Company's contingency plans primarily consist of a temporary switch to manual accounting systems. No costs have been incurred related to the Year 2000 Issue for the three months ended March 31, 1999.


Item 3. -- Quantitative and Qualitative Disclosures About Market Risk

         There have been no changes in the Company's assessment of its market risk from that disclosed in its Form 10-K for the year ended December 31, 1998.

Part II -- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

           Exhibit
           Number            Description
           ------            -----------
           27.1              Financial Data Schedule (for SEC use only)


(b)       Reports on Form 8-K:

          On April 16, 1998, the Registrant filed a Current Report on Form 8-K reporting the sale of certain technology assets.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             VAXCEL, INC.
                                             (Registrant)


Date:    May 13, 1999               By: /s/ Mark W. Reynolds
         ------------                  -----------------------------------------
                                          Mark W. Reynolds
                                          Chief Financial Officer
                                          (Chief Accounting Officer and a
                                          duly authorized officer)