Form 10-Q
period 1999-06-30
VAXCEL INC
filed 1999-08-05
CIK 1029802

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

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

Number of shares of Vaxcel, Inc. Common Stock, $.001 par value, issued and outstanding as of August 4, 1999: 10,994,656.

                                  VAXCEL, INC.

                                   Form 10-Q
                                 June 30, 1999

                               Table of Contents


                                                                                                             Page
                                                                                                             ----

PART I.       FINANCIAL INFORMATION

 Item 1       Financial Statements:

              Condensed Balance Sheets as of June 30, 1999 (unaudited)
              and December 31, 1998                                                                            3

              Condensed Statements of Operations (unaudited) for the
              Three Month and Six Month Periods Ended June 30, 1999 and 1998                                   4

              Condensed Statements of Cash Flows (unaudited)
              for the Six Month Periods Ended June 30, 1999 and 1998                                           5

              Notes to Condensed Financial Statements                                                          6

 Item 2       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                        8

 Item 3       Quantitative and Qualitative Disclosures About Market Risk                                       9

PART II.      OTHER INFORMATION

 Item 6       Exhibits and Reports on Form 8-K                                                                10

SIGNATURES                                                                                                    10

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                  VAXCEL, INC.
                            CONDENSED BALANCE SHEETS


                                                                              June 30,           December 31,
                                                                                1999                 1998
                                                                            ------------         ------------
ASSETS                                                                      (unaudited)
Current assets:
     Cash and cash equivalents                                              $    405,744         $      2,900
     Accounts receivable                                                              --                5,808
     Note receivable                                                                  --              300,000
     Other                                                                         1,797                5,308
                                                                            ------------         ------------
        Total current assets                                                     407,541              314,016

Property and equipment, net                                                           --                6,597

Other assets:
     Acquired developed technology and other intangibles, net                         --              600,000
     Other                                                                            --               55,674
                                                                            ------------         ------------
        Total other assets                                                            --              655,674
                                                                            ------------         ------------

Total assets                                                                $    407,541         $    976,287
                                                                            ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $     91,313         $    221,885
     Accrued liabilities                                                         207,469              214,483
     Amounts due to affiliate                                                         --              181,758
                                                                            ------------         ------------
        Total current liabilities                                                298,782              618,126


Commitments

Stockholders' equity:
     Preferred stock ($.001 par value, 2,000,000 shares                               --                   --
        authorized; no shares issued and outstanding)
     Common stock ($.001 par value, 30,000,000 shares
        authorized; 10,994,656 shares issued and outstanding at
        June 30, 1999 and December 31, 1998 respectively)                         10,995               10,995
     Additional paid-in capital                                               12,485,767           12,485,767
     Accumulated deficit                                                     (12,388,003)         (12,138,601)
                                                                            ------------         ------------
        Total stockholders' equity                                               108,759              358,161
                                                                            ------------         ------------

Total liabilities and stockholders' equity                                  $    407,541         $    976,287
                                                                            ============         ============


                            See accompanying notes.

                                  VAXCEL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     Three Month Period Ended June 30,    Six Month Period Ended June 30,
                                                     ---------------------------------    -------------------------------
                                                         1999                 1998            1999               1998
                                                     ------------         ------------    ------------       ------------
Revenues:
     Collaborative and grant income                  $         --         $    101,062    $     20,000       $    117,545
     Investment income                                    116,385                3,308         117,300             10,358
                                                     ------------         ------------    ------------       ------------
                                                          116,385              104,370         137,300            127,903

Expenses:
     Research and development
          Transactions with affiliates                         --                   --              --             21,015
          Other                                             4,985              539,729           4,985            539,729
     Selling, general and administrative
          Transactions with affiliates                     19,500               39,792          41,000             52,500
          Other                                           245,235              196,701         336,540            442,150
     Interest expense                                         475                   --           4,177                 --
                                                     ------------         ------------    ------------       ------------
                                                          270,195              525,813         386,702          1,055,394
                                                     ------------         ------------    ------------       ------------
Net loss                                             $   (153,810)        $   (421,443)   $   (249,402)      $   (927,491)
                                                     ============         ============    ============       ============


Basic and diluted
loss per common share                                $      (0.01)        $      (0.04)   $      (0.02)      $      (0.08)
                                                     ============         ============    ============       ============
Basic and diluted
weighted average shares outstanding                    10,994,656           10,997,334      10,994,656         10,999,192


                            See accompanying notes.

                                  VAXCEL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                            Six Month Period Ended June 30,
                                                                            -------------------------------
                                                                               1999                 1998
                                                                            ----------           ----------
Cash flows from operating activities:
      Net loss                                                              $ (249,402)          $ (927,491)
      Adjustments to reconcile net loss to net cash
        used by operating activities:
           Depreciation and amortization                                         6,597              131,979
           Net change in assets and liabilities                                802,447              152,391
                                                                            ----------           ----------
                Total adjustments                                              809,044              284,370
                                                                            ----------           ----------
           Net cash provided (used) by operating activities                    559,642             (643,121)

Cash flows from investing activities:
      Capital expenditures and retirements, net                                     --               35,187

Cash flows from financing activities:
      Borrowings from CytRx                                                         --              100,000
      Loan repayment to CytRx                                                 (156,798)                  --
                                                                            ----------           ----------
           Net cash provided (used) by financing activities                   (156,798)             100,000
                                                                            ----------           ----------

Net increase (decrease) in cash and cash equivalents                           402,844             (507,934)

Cash and cash equivalents at beginning of period                                 2,900              690,636
                                                                            ----------           ----------

Cash and cash equivalents at end of period                                  $  405,744           $  182,702
                                                                            ==========           ==========


Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                              $    4,177           $       --





                            See accompanying notes.

                                  VAXCEL, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 June 30, 1999
                                  (Unaudited)



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

         During 1998, the Company's Board of Directors retained an investment banking firm to introduce Vaxcel and its technology licenses to the trade with the purpose of concluding strategic transactions for the benefit of the Vaxcel stockholders. As discussed in Note 2, in January 1999 the Company entered into an option agreement for the sale of its PLG microencapsulation technology, which option was exercised by the third party in April 1999. To date, the Company has not identified any additional potential buyers for its technologies that appear to have the ability and willingness to complete any of the contemplated transactions.

         As discussed in Note 4, CytRx has terminated its license of Optivax(R) to Vaxcel, resulting in the assignment to CytRx of Vaxcel's rights and obligations under its license agreement to Corixa Corporation. Vaxcel continues to hold rights to develop and commercialize a certain cancer antigen under a license agreement from University College London, but no longer has any employees or other ability to develop its technologies further without assistance from CytRx. CytRx has no obligation to provide any assistance, and has indicated that it will not provide any assistance. Should the Company determine that it is no longer in the best interest of its stockholders to continue operations, the ability of the Company to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its stockholders will be limited by the amount of working capital on hand. At June 30, 1999, the Company had cash and cash equivalents of $406,000 and working capital of $109,000.

         The accompanying financial statements at June 30, 1999 and for the three month and six month periods ended June 30, 1999 and 1998 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998 contained in its Annual Report on Form 10-K/A.

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

         The Company recorded this transaction in the second quarter of 1999 as a sale of its Acquired Developed Technology and Other Intangibles, valued at $600,000 and therefore did not record a gain or loss on the transaction. The $20,000 in option extension fees paid by Innovax is reflected as license fee income in the accompanying Statement of Operations. The $400,000 due upon exercise of the option was paid on April 1, 1999.

3.       EXERCISE OF CORIXA WARRANT AND SALE OF SHARES

         In April 1999, the Company exercised certain vested warrants to purchase shares of Corixa Corporation common stock pursuant to a cashless exercise provision contained in the warrant agreement. In May 1999, the Company sold the shares received upon exercise of the warrant resulting in net proceeds of $114,000, which has been recorded as investment income in the accompanying Statement of Operations. No additional warrants are expected to vest and become exercisable in the foreseeable future.

4.       TERMINATION OF OPTIVAX(R) LICENSE BY CYTRX

         In July 1999, CytRx terminated its license of Optivax(R) to Vaxcel due to Vaxcel's cessation of operations within the meaning of the license agreement. Concurrently with the termination of the Optivax(R) license, all of Vaxcel's rights and obligations pursuant to its license of the Optivax(R) technology to Corixa Corporation were assigned to CytRx.

Item 2. --    Management's Discussion and Analysis of Financial Condition
              And Results of Operations


Liquidity and Capital Resources
         At June 30, 1999, the Company had cash and cash equivalents of $406,000 and net assets of $109,000, as compared to $2,900 and $358,000, respectively, at December 31, 1998. At June 30, 1999 the Company had working capital of $109,000.

         The Company does not have sufficient cash resources to conduct its operations and there is substantial doubt about the Company's ability to survive as a going concern. During 1998, the Company's Board of Directors retained an investment banking firm to introduce Vaxcel and its technology licenses to the trade with the purpose of concluding strategic transactions for the benefit of the Vaxcel stockholders. As discussed in Note 2 to Financial Statements, in January 1999 the Company entered into an option agreement for the sale of its PLG microencapsulation technology, which option was exercised by the third party in April 1999. To date, the Company has not identified any additional potential buyers for its technologies that appear to have the ability and willingness to complete any of the contemplated transactions.

         The Company does not have any employees and is not conducting any operations other than holding rights under a certain technology license. Should the Company determine that it is no longer in the best interest of its stockholders to continue operations, the ability of the Company to fund an orderly disposition of assets, pay off its then outstanding liabilities and return any remaining cash to its shareholders will be limited by the amount of working capital on hand.

         In April 1998, December 1998 and January 1999, Vaxcel borrowed a cumulative total of $181,000 from CytRx pursuant to three convertible note agreements, $25,000 of which was repaid in February 1999 and the remainder was repaid in April 1999. Such notes bore interest at 9% per annum and were convertible, at CytRx's discretion, into shares of Vaxcel common stock.

Results of Operations
         The Company recorded net losses of $154,000 and $249,000 for the three and six month periods ended June 30, 1999, as compared to $421,000 and $927,000 for the same periods in 1998.

         Collaborative and grant income was $0 and $20,000 for the three month and six month periods ended June 30, 1999, as compared to $101,000 and $118,000 for the same periods in 1998. During the first quarter of 1999, Vaxcel recorded license fees of $20,000 related to payments by Innovax to extend their option period for evaluating certain of the Company's technologies (see Note 2 to Financial Statements). The amounts recorded during 1998 relate to certain research funding arrangements with a third party and Small Business Innovative Research (SBIR) grants to Vaxcel from the National Institutes of Health, which ended during 1998.

         Research and development expenditures were $5,000 for the three month and six month periods ended June 30, 1999, as compared to $289,000 and $561,000 for the same periods in 1998. The Company is not currently actively developing any of its technologies.

         General and administrative expenses were $265,000 and $378,000 for the three month and six month periods ended June 30, 1999, as compared to $236,000 and $495,000 for the same periods in 1998. Routine general and administrative expenses have declined from 1998 due to an overall reduction in the Company's operations. The majority of general and administrative expenses incurred during the first half of 1999 relate to payments made to an investment banking firm and others associated with the Company's efforts to secure a strategic transaction. Other general and administrative expenses incurred during the first half of 1999 primarily relate to patent costs and fees paid to CytRx for administrative services. Management believes that inflation had no material impact on the Company's operations during the six months ended June 30, 1999.

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

         There have been no material changes in the Company's state of readiness from that disclosed in its Annual Report on Form 10-K/A for the year ended December 31, 1998. As substantially all of the Company's business systems and services are provided by CytRx Corporation, the Company is dependent upon CytRx's efforts to become Year 2000 compliant. Although CytRx has provided no assurances to the Company of its Year 2000 compliance, CytRx has advised the Company that it completed the remediation phase of its Year 2000 plan with respect to its internal computer systems during the second quarter of 1999. As discussed above, the Company is currently conducting no business operations and, as such, there are no significant vendor relationships which could negatively impact the Company's business operations if such vendors experienced Year 2000 compliance problems. The Company's current estimate of its most reasonably likely worst case scenario is a temporary disruption in its ability to process accounting transactions. The Company's contingency plans primarily consist of a temporary switch to manual accounting systems, which, at the Company's current level of operations, could be accomplished with minimal cost. No costs have been incurred related to the Year 2000 Issue for the six months ended June 30, 1999.

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

Part II -- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

           Exhibit
           Number          Description
           -------         -----------
           27.1            Financial Data Schedule (for SEC use only)


(b)       Reports on Form 8-K:

          On April 16, 1999, the Registrant filed a Current Report on Form 8-K reporting the sale of certain technology assets.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        VAXCEL, INC.
                                                        (Registrant)


Date:   August 4, 1999                     By:/s/ Mark W. Reynolds
        --------------                        ----------------------------
                                                 Mark W. Reynolds
                                                 Chief Financial Officer
                                                 (Chief Accounting Officer and a
                                                 duly authorized officer)