Form 10-Q
period 1999-09-30
VAXCEL INC
filed 1999-11-12
CIK 1029802

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(MARK ONE)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period Ended September 30, 1999.

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition Period From . ------------ to --------------.


   COMMISSION FILE NUMBER: 0-22373
                          --------



                                  VAXCEL, INC.
                                  ------------
        (Exact name of small business issuer as specified in its charter)



        DELAWARE                                        58-2027283
        --------                                        ----------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


                  268 WEST 400 SOUTH, SUITE 300       84101
                  -----------------------------       -----
          (Address of principal executive office)   (Zip Code)

                                  (801)575-8073
                                 -------------------
                           (Issuer's telephone number)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            YES XX                    NO

         The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 9, 1999 was 10,994,656.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

         Condensed Balance Sheets as of September 30, 1999 and
           December 31, 1998...................................................4

         Condensed Statements of Operations

           for Three and Nine Month Periods Ended September 30, 1999 and 1998..5

         Condensed Statements of Cash Flows

           or the Nine Month Periods Ended September 30, 1999 and 1998.........6

         Notes to Condensed Financial Statements.............................7,8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...........9

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................10

SIGNATURES....................................................................11


                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Vaxcel Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 1999 and statements of operations, statements of shareholders equity and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages 4 through 8 and are incorporated herein by this reference.




                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                                      VAXCEL, INC.
                                           UNAUDITED CONDENSED BALANCE SHEET


                                                                             September 30,              December 31,
                                                                                 1999                       1998
                                                                         ---------------------      --------------------
                                                                              (unaudited)
ASSETS

      Current Assets:
            Cash and cash equivalents                                  $                10,535   $                 2,900
            Accounts receivable                                                              -                     5,808
            Note receivable (related party)                                             68,646                   300,000
            Other                                                                            -                     5,308
                                                                         ---------------------      --------------------
                 Total current assets                                                   79,181                   314,016

      Property and equipment, net                                                            -                     6,597

      Other Assets:

            Acquired developed technology and other
            intangibles, net                                                                 -                   600,000
            Other                                                                            -                    55,674
                                                                         ---------------------      --------------------
                 Total other assets                                                          -                   655,674
                                                                         ---------------------      --------------------

TOTAL ASSETS                                                           $                79,181   $               976,287
                                                                         =====================      ====================

                                                                         ---------------------      --------------------

LIABILITIES AND STOCK HOLDERS' EQUITY

      Current Liabilities:
            Accounts payable                                           $                     -   $               221,885
            Accrued liabilities                                                              -                   214,483
            Amounts due to affiliate                                                         -                   181,758
                                                                         ---------------------      --------------------
                 Total current liabilities                                                   -                   618,126


      Stockholders' equity

            Preferred stock ($.001 par value, 2,000,000
                 shares authorized; no share issued and
                 outstanding                                                                 -                         -
            Common stock ($.001 par value 30,000,000
                 shares authorized; 10,994,656 shares issued
                 and outstanding September 30, 1999 and
                 December 31, 1998                                                      10,995                    10,995
            Additional paid in capital                                              12,485,767                12,485,767
            Accumulated Deficit                                                    (12,417,581)              (12,138,601)
                                                                         ---------------------      --------------------
                 Total stockholders' equity                                             79,181                   358,161
                                                                         ---------------------      --------------------
TOTAL LIABILITIES AND EQUITY                                           $                79,181   $               976,287
                                                                         =====================      ====================





                                        See notes to financial statements.

                                                            VAXCEL, INC.
                                           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                         Three Months Ended                    Nine Months Ended
                                                           September 30,                        September 30,

                                                     1999                  1998            1999                  1998
                                             ------------------  ------------------ ------------------  -----------------

REVENUE

      Collaborative and grant income        $                -    $       36,294    $        20,000    $        153,839
      License fees                                           -            75,000                  -              75,000
      Investment income                                  3,821             1,428            121,121              11,786
                                               ---------------      ------------     --------------     ---------------

            Total Revenue                                3,821           112,722            141,121             240,625

EXPENSES

      Research and development

            Transactions with affiliates                     -                 -                  -              21,015
            Other                                            -           130,195              4,985             669,924
      Selling, general and administrative

            Transactions with affiliates                13,000            27,942             54,000              80,442
            Other                                       20,399           209,858            356,939             652,008
      Interest expense                                       -                 -              4,177                   -
                                               ---------------      ------------     --------------     ---------------

                 Total Expenses                         33,399           367,995            420,101           1,423,389
                                               ---------------      ------------     --------------     ---------------

NET LOSS                                    $          (29,578)   $     (255,273)   $      (278,980)   $     (1,182,764)
                                               ---------------      ------------     --------------     ---------------

BASIC AND DILUTED LOSS PER
COMMON SHARE                                $             0.00    $       (0.02)    $        (0.03)    $          (0.11)
                                               ---------------      ------------     --------------      --------------

BASIC AND DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING                          10,994,656        10,994,656         10,994,656          10,997,663
                                               ===============      ============     ==============      ==============





                                        See notes to financial statements.


                                                       VAXCEL, INC.
                                       UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                           Nine Months Ended
                                                                                             September 30

                                                                                      1999                    1998
                                                                                      ----                    ----
CASH FLOWS FROM OPERATION ACTIVITIES
     Net loss                                                                 $            (278,980)   $         (1,182,764)
     Adjustments to reconcile net loss to net cash used by operating activities:
          Depreciation and amortization                                                       6,597                 218,691
          Net change in assets and liabilities                                              436,816                 186,830
                                                                                 ------------------      ------------------
               Total adjustments                                                            443,413                 405,521

NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES                                                                    $             164,433    $           (777,243)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES

     Capital expenditures and retirements, net                                                                       56,655

CASH FLOWS FROM FINANCING ACTIVITIES

     Borrowings from CytRx                                                                        -                 100,000
     Loan repayment to CytRx                                                               (156,798)                      -
                                                                                 ------------------      ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     $            (156,798)   $            100,000
                                                                                 ------------------      ------------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                                   7,635                (620,588)

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                                                        2,900                (690,636)
                                                                                 ------------------      ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $              10,535    $             70,048
                                                                                 ==================      ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
     Cash paid during the period for interest                                 $               4,177    $                  -










                                        See notes to financial statements.

                                  VAXCEL, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999


NOTE 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS.

The accompanying financial statements at September 30, 1999 and for the three month and nine month periods ended September 30, 1999 and 1998 are unaudited, but include all adjustments, consisting of normal recurring entries, which the Company's management believes to be necessary for a fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1998 contained in its Annual Report on Form 10-K/A.

NOTE 2.           DESCRIPTION OF BUSINESS.

Vaxcel, Inc. (Vaxcel or the Company) was formed on January 6, 1993 as a wholly-owned subsidiary of CytRx Corporation (CytRx). In May 1997, Vaxcel completed a merger with Zynaxis, Inc. (Zynaxis), resulting in the issuance of an aggregate of 12.5% of its outstanding (post-merger) shares of common stock to the former shareholders of Zynaxis. Vaxcel has historically engaged in the development and commercialization of vaccine adjuvants and delivery systems and a novel vaccine for the treatment of cancer.

However, in the second quarter of 1999 Vaxcel sold all the rights to its technologies for cash and discontinued all of its operations. In addition, CytRx terminated its license of Optivax to Vaxcel, resulting in the assignment to CytRx of Vaxcel's rights and obligations under its license agreement to Corixa Corporation. Vaxcel continues to hold rights to develop and commercialize a certain cancer antigen under a license agreement from University College London, but no longer has any employees or other ability to develop its technologies further without assistance. The Company's current management has no prior experience in developing such cancer antigens. Accordingly, the Company has no plans to continue to develop and commercialize the cancer antigen. However, management may try to sell its rights in the cancer antigen or acquire a company in the biomedical field that could make use of the right's Vaxcel holds in the cancer antigen.

The Company during the third quarter of 1999 settled all of its liabilities from the proceeds it collected from the sale of the technologies its held. The Company is now a shell company with no operations whose purpose will be to find suitable operations through a merger or acquisition.

NOTE 2. CHANGE OF CONTROL.

ON JUNE 2, 1999, A-Z PROFESSIONAL CONSULTANTS, INC., A UTAH CORPORATION ("A-Z"), entered into a Stock Acquisition Agreement ("Agreement") with CytRx . Pursuant to the Agreement A-Z purchased Nine Million Six Hundred Twenty-Five Thousand (9,625,000) shares of the common stock of the Company from CytRx for two Hundred fifty Thousand Dollars ($250,000) plus a cash payment equal to Eight-Seven point Five percent (87.5%) of the net liquid assets of the Company as reflected on its financial statement as of June 2, 1999. A-Z used funds from its working capital to purchase the 9,625,000 shares of the Company's common stock and a loan from the Company in the amount of $68,646. The 9,625,000 shares of the Company's common stock is equivalent to approximately 87.5% of the Company's issued and outstanding shares of its common stock. Consequently, A-Z has a majority interest in the Company's shares of common stock. By virtue of A-Z's purchase of the 9,625,000 shares of the Company's common stock, A-Z has effective control of the Company. The purchase of the majority interest in the Company was consummated on September 9, 1999.

On September 17, 1999, pursuant to a Shareholder Consent To Action Without A Meeting the Company's Chief Executive Officer and President, Mark J. Newman, was removed and Richard Surber was appointted as President and Director of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had current assets of $79,181 and total assets of $79,181, as compared to $314,016 and $976,287, respectively, at December 31, 1998. At September 30, 1999 the Company had net working capital of $79,181.

The Company has discontinued its operations. The Company is a public shell entity whose purpose will be to merger or acquire operations. Until such time as the Company acquire or mergers with an operating company, the Company will maintain is reporting status with the Securities and Exchange Commission. The capital necessary to prepare the necessary disclosure documents will be provided by A-Z and the efforts of the Company's current president and director Richard Surber. The Company may issue its securities to pay certain expenses to consultants and it officers and director for their effort in maintaining the corporate status of the Company and finding operations for the Company. No
formal   agreements   have  been  entered  into  at  this  time  regarding  such compensation.

The Company during the third quarter of 1999 satisfied all of its liabilities from the proceeds obtained from the sale of certain technologies.

RESULTS OF OPERATIONS

The Company recorded net losses of $29,578 and $278,980 for the three and nine month periods ended September 30, 1999, as compared to $255,273 and $1,182,764 for the same periods in 1998.

Collaborative and grant income was $0 and $20,000 for the three month and nine month periods ended September 30, 1999, as compared to $36,294 and $153,839 for the same periods in 1998. During the first quarter of 1999, Vaxcel recorded license fees of $20,000 related to payments by Innovax to extend their option period for evaluating certain of the Company's technologies. The amounts recorded during 1998 relate to certain research funding arrangements with a third party and Small Business Innovative Research (SBIR) grants to Vaxcel from the National Institutes of Health, which ended during 1998.

Research and development expenditures were $0 and $4,985 for the three month and nine month periods ended September 30, 1999, as compared to $130,195 and $690,939 for the same periods in 1998. The Company is not currently actively developing any of its technologies.

General and administrative expenses were $33,399 and $410,939 for the three month and nine month periods ended September 30, 1999, as compared to $237,800 and $732,450 for the same periods in 1998. Routine general and administrative expenses have declined from 1998 because the Company discontinued operations.

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

Substantially all of the Company's business systems and services are provided by Hudson Consulting Group, Inc., ("Hudson"). Hudson is a consulting company run by the President of the Company, Richard D. Surber. Hudson has developed and implemented a comprehensive plan to become Year 2000 ready by the beginning of the fourth quarter 1999. Hudson has already ordered and installed the necessary software and hardware to fully upgraded its computer systems to be Year 2000 compliant.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no changes in the Company's assessment of its market risk from that disclosed in its Form 10-K for the year ended December 31, 1998.





                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                          PART II -- OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  Number            Description

                  -------           -----------
                  27              Financial Data Schedule (for SEC use only)


         (b) Reports on Form 8-K: The Company filed a Form 8-K on September 15, 1999 reporting a change of control.






                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behold by the undersigned thereunto duly authorized.


                                    VAXCEL, INC.

                                    /s/                         NOVEMBER 9, 1999
                                    -----------------------
                                    Richard Surber
                                    President and Director


                                   /s/                          NOVEMBER 9, 1999
                                    -----------------------
                                    Wayne Newton
                                    Controller