Form 10KSB
period 1999-12-31
CHATTOWN COM NETWORK INC
filed 2000-04-03
CIK 1029802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999.

     [ ] Transition report under Section 13 or 15(d) of the Securities  Exchange
Act  of  1934   (No  fee   required)   for  the   transition   period   from  to


     Commission file number:  000-22373
                              ---------

                           Chattown.com Network, Inc.
                         ------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                  58-2027283
          ----------                                -----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

            268 West 400 South, Suite 300, Salt Lake City, Utah   84101
        -----------------------------------------------------------------
               (Address of Principal Executive Offices)         (Zip Code)

                                 (801) 575-8073
                      ------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

      Title of Each Class                        Name of each Exchange on Which
                                                           Registered
  --------------------------                   ---------------------------------
Common Stock ($0.001 Par Value)                              None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    [X]                   No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's total consolidated revenues for the year ended December 31, 1999, were $ 10,263.

The aggregate market value of the registrant's Common Stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $1,483,274 based on the average closing bid and asked prices for the Common Stock on March 30, 2000.

At March 30, 2000, the number of shares outstanding of the registrant's Common Stock, $0.001 par value (the only class of voting stock), was 10,943,565.

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.       Description of Business.........................................1

Item 2.       Description of Property.........................................4

Item 3.       Legal Proceedings...............................................4

Item 4.       Submission of Matters to a Vote of Security-Holders.............4


                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters........4

Item 6.       Management's Discussion and Analysis or Plan of Operation.......5

Item 7.       Financial Statements...................................F-1 to F-11

Item 8.       Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure........................................8

                                    PART III

Item 9.       Directors and Executive Officers................................8

Item 10.      Executive Compensation..........................................9

Item 11.      Security Ownership of Certain Beneficial Owners and
              Management.....................................................11

Item 12.      Certain Relationships and Related Transactions.................11

Item 13.      Exhibits, List and Reports on Form 8-K.........................12

              Signatures ....................................................13

              Index to Exhibits..............................................14

ITEM 1.       DESCRIPTION OF BUSINESS

General

As used herein the term "Company" refers to Chattown.com Network, Inc., its subsidiaries and predecessors, unless indicated otherwise. Chattown.com Network, Inc. was originally incorporated in the State of Delaware on January 6, 1993, as Vaxcel, Inc. Vaxcel, Inc. ("Vaxcel") was formed as a wholly- owned subsidiary of CytRx Corporation ("CytRx"). In May 1997, Vaxcel completed a merger with Zynaxis, Inc. (Zynaxis), resulting in the issuance of an aggregate of 12.5% of its outstanding (post-merger) shares of common stock to the former shareholders of Zynaxis. Vaxcel has historically engaged in the development and commercialization of vaccine adjuvants and delivery systems and a novel vaccine for the treatment of cancer.

However, in the second quarter of 1999 Vaxcel sold all the rights to its technologies for cash and discontinued all of its operations. In addition, CytRx terminated its license of Optivax to Vaxcel, resulting in the assignment to CytRx of Vaxcel's rights and obligations under its license agreement to Corixa Corporation. Vaxcel continues to hold rights to develop and commercialize a certain cancer antigen under a license agreement from University College London, but no longer has any employees or other ability to develop its technologies further without assistance. The Company's current management has no prior experience in developing such cancer antigens. Accordingly, the Company has no plans to continue to develop and commercialize the cancer antigen. However, management may try to sell its rights in the cancer antigen or acquire a company in the biomedical field that could make use of the rights Vaxcel holds in the cancer antigen.

On June 2, 1999, A-Z Professional Consultants, Inc., a Utah corporation ("A-Z"), entered into a Stock Acquisition Agreement ("Agreement") with CytRx Corporation, a Delaware corporation ("Cytrx"), the parent company of Vaxcel. Pursuant to the Agreement A-Z purchased Nine Million Six Hundred Twenty- Five Thousand (9,625,000) shares of the common stock of Vaxcel, (the Company) from CytRx. (See Form 8-K filed September 20, 1999).

The Company during the third quarter of 1999 settled all of its liabilities from the proceeds it collected from the sale of the technologies it held. The Company is now a shell company with no operations whose purpose is to find suitable operations through a merger or acquisition. On February 3, 2000, the Company changed its name to Chattown.com Network, Inc. The name change occurred at the request of Thomas Clay and Mark Schellenberger who have entered into a contract to sell an Internet business to the Company. The Company's new name will better reflect the type of business which will be carried out by the Company following the closing of the acquisition which is scheduled to occur on March 30, 2000.

On February 3, 2000, the Company amended its Articles of Incorporation to change the number of its authorized $0.001 par value shares of common stock from 30,000,000 to 200,000,000.

Acquisition of a business opportunity

On February 17, 2000, the Company entered into a Stock Purchase Agreement with Thomas Clay and Mark Schellenberger for the purchase of a 100% interest in Value Plus Marketing, Inc. ("Value"), a private company headquartered in Sarasota, Florida.

Basic Terms of the Stock Purchase Agreement

Pursuant to the Stock Purchase Agreement, the Company is required to issue a total of Twenty Four Million (24,000,000) shares of its common stock in exchange for 100% of the total issued and outstanding shares of Value. The current controlling shareholder, A-Z Professional Consultants, Inc. has agreed to cancel a total of Two Hundred Thousand (200,000) shares in exchange for the Company agreeing to effect no reverse splits for at least Twenty Four (24) months from the closing.

The Company also anticipates issuing, pursuant to a compensation agreement dated March 17, 2000, a total of Five Hundred Thousand (500,000) shares of its common stock to Richard D. Surber for services rendered to the Company in serving as its president, responding to shareholder concerns, finding buyers for the Company's technology, drafting documents, and preparing and filing with the United States Securities and Exchange Commission, on behalf of the Company, Forms 10-Q and 10-K, and amendments thereto, Schedule 14C, and Forms 8-K. The 500,000 shares to be issued to Mr. Surber will be registered by the Company pursuant to a Form S-8 registration statement.

Business of Value

Value was organized by the Sellers for the purpose of combining several web site assets owned by the Sellers. Currently, Value does not have any assets. However, at the time the Company closes on the acquisition of Value it is anticipated that Value will own a number of web sites including the following sites:

     Interactive Web Sites:  ChattownUSA.com, Cyberlounge.com, Partyhouse.com,

     Chattersworld.com, 1chatblvd.com, Chitterchatter.com, Chatsports.com

     Search Portal:  HoundDog.com

     Interactive Dating Web Site:  Loversonly.com

     Political Web Site:  Chatpolitics.com

Excepting the sites currently under development, the sites above currently offer free and fee based Internet chat rooms, on line shopping and other e-commerce services including free web based e-mail and free web hosting.

The parties anticipate closing on the Stock Purchase Agreement by no later than March 30, 2000. Closing will be subject to all parties conducting the necessary due diligence.

Upon closing the Stock Purchase Agreement, it is anticipated that the Board of Directors of the Company will be reorganized and that Richard Surber and BonnieJean C. Tippetts will resign as directors. Thomas Clay and Mark Schellenberger, as majority shareholders of the Company following the closing will have authority to appoint the Board of Directors of the Company by reason of their ownership of in excess of 50% of the issued and outstanding shares of the Company.

Operation of Business After Acquisition

The Company's operation following its acquisition of a business will be dependent on new management which the Company anticipates will be installed by the acquiring shareholders, Thomas Clay and Mark Schellenberger. It may be expected that the new business of the Company will present various risks, which cannot be predicted at the present time.

Governmental Regulation

Upon closing the Stock Purchase Agreement, the Company will be subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed toward online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet and online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain.

Changes to existing laws or the passage of new laws intended to address Internet issues could directly affect the way the Company does business or could create uncertainty in the marketplace. This could reduce demand for the services of the Company or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could otherwise harm the Company's business. In addition, because the Company's services are accessible worldwide, and the Company facilitates sales of goods to users worldwide, foreign jurisdictions may claim that the Company is required to comply with their laws. In some jurisdictions, the Company may be required to collect value-added or other taxes on its fees. The Company's failure to comply with foreign laws could subject it to penalties ranging from fines to bans on its ability to offer its services.

Competition

The Company anticipates that once the acquisition closes it will be involved in intense competition with other Internet business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business.

The Internet industry is intensely competitive and there are many well-established competitors. These competitors may have substantially greater financial and other resources than the Company. These companies may be better established in the marketplace.

The market for online products is new, rapidly evolving and intensely competitive, and the Company expects competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software.

The Company also potentially faces competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online person-to-person interaction. Some of these potential competitors are Amazon.com, AOL, and Microsoft Corporation. Other large companies with strong brand recognition and experience in online commerce also may seek to compete in the online entertainment delivery market.

Employees

The Company is a development stage company and currently has no employees other than its president, Richard D. Surber. Upon closing the Stock Purchase Agreement, the Company may acquire employees in order to operate its business.

ITEM 2.       DESCRIPTION OF PROPERTY

The Company owns no real property. The Company currently uses the offices, office equipment and support staff of Hudson Consulting Group, Inc. at 268 West 400 South, Suite 300, Salt Lake City, Utah 84101. The Company currently has no written lease agreement.

ITEM 3.       LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fiscal year covered by this Report to a vote of security holders, and therefore, this item is inapplicable.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, CTWN (formerly VXCL). Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended December 31,1999 and 1998 are as follows:

Year    Quarter Ending         High      Low
------------------------------------------------
1998    March 31              $0.69     $0.50
        June 30               $1.03     $0.47
        September 30          $0.63     $0.13
        December 31           $0.13     $0.06

1999    March 31              $0.13     $0.06
        June 30               $0.13     $0.06
        September 30          $0.09     $0.06
        December 31           $0.19     $0.07
------------------------------------------------

On March 30, 2000, the number of holders of record of the Company's common stock was 145. No cash dividends were paid during the fiscal years December 31, 1999 and 1998.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

During the current fiscal year, the Company has settled all of its liabilities from the proceeds it collected from the sale of the technologies it held. The Company is currently a shell company whose purpose and plan is to acquire operations through a merger or acquisition. Since the Company discontinued its operations it has attempted to identify and acquire a favorable business opportunity.

To date, opportunities have been made available to the Company through its officers and directors and through professional advisors. The Company has reviewed and evaluated a number of business ventures for possible acquisition or participation by the Company.

The Company has now entered into an agreement to purchase Value Plus Marketing, Inc., and intends to become an operating business through this acquisition. Following the acquisition of Value by the Company, it is anticipated that the Company will, under the direction of new management, be involved in the business of owning and operating several Internet websites. (See Item 1, "Business of Value")

The Company's operation following its acquisition of Value will be dependent on new management which the Company anticipates will be installed by the acquiring shareholders, Thomas Clay and Mark Schellenberger. It may be expected that the new business of the Company will present various risks, which cannot be predicted at the present time. It is expected that the Company may not be able to satisfy all of its cash requirements over the next twelve month period from cash flows generated by the Company's business operations. In order to sustain its cash needs the Company may need to obtain debt or equity financing. There is no guarantee that the company will be able to raise money with either debt or equity financing.

It is not expected that the Company will be involved in research and development activities over the next twelve month period, with the exception of development of new websites for its Internet business. The Company has no immediate plans for the purchase or sale of significant plant or equipment.

The Company currently has one employee, its president, Richard D. Surber. Following the acquisition, the company may increase the number of employees in order to successfully operate its proposed Internet business. The exact number of employees which may be hired in the coming twelve month period is unknown at present.

                      [THIS SPACE LEFT BLANK INTENTIONALLY]

ITEM 7.       FINANCIAL STATEMENTS

The Company's financial statements for the fiscal years ended December 31, 1999 and 1998 are attached hereto as pages F-1 through F-11.

                     [THIS SPACE LEFT BLANK INTENTIONALLY]

                           CHATTOWN.COM NETWORK, INC.
                            (formerly Vaxcel, Inc.)
                              Financial Statements
                           December 31, 1999 and 1998

--------------------------------------------------------------------------------
                                                      CHATTOWN.COM NETWORK, INC.
                                                         (Formerly Vaxcel, Inc.)
                                                   (A Development Stage Company)

                                                                        Contents

--------------------------------------------------------------------------------





                                                                            Page

Report of Tanner + Co.                                                      F-2


Report of Ernst & Young LLP                                                 F-3


Balance sheet                                                               F-4


Statement of operations                                                     F-5


Statement of stockholders' equity                                           F-6


Statement of cash flows                                                     F-7


Notes to financial statements                                               F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Chattown.com Network, Inc.

(formerly Vaxcel, Inc.)

We have audited the accompanying balance sheet of Chattown.com Network, Inc. (formerly Vaxcel, Inc.) (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chattown.com Network, Inc. (formerly Vaxcel, Inc.) (a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the year ended December 31, 1999.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has no revenue generating activities and has recurring losses from operations and an accumulated deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            TANNER + CO.

 /s/ TANNER + CO.
-----------------
Salt Lake City, Utah
March 17, 2000

                               ERNST & YOUNG LLP
                         600 Peachtree Lane, Suite 2800
                           Atlanta, Georgia 30308-2215

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors

Chattown.com Network, Inc. (f/k/a Vaxcel, Inc.)

  We have audited the accompanying balance sheet of Chattown.com Network, Inc. (f/k/a Vaxcel, Inc.) as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chattown.com Network, Inc. (f/k/a Vaxcel, Inc.) at December 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The 1998 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Ernst & Young LLP
----------------------
Atlanta, Georgia
March 9, 1999


                                                      CHATTOWN.COM NETWORK, INC.
                                                         (formerly Vaxcel, Inc.)
                                                   (A Development Stage Company)
                                                                   Balance Sheet
                                                                    December 31,

--------------------------------------------------------------------------------





                                                                           1999          1998
                                                                 -------------------------------
              Assets
Current assets:
     Cash and cash equivalents                                   $        10,263     $         -
     Prepaid expense                                                      17,500               -
                                                                   -------------      ----------
                  Total current assets                                    27,763               -

Net assets of discontinued operations                                          -         358,161
                                                                   -------------      ----------
                  Total assets                                   $        27,763     $   358,161
                                                                   =============      ==========


              Liabilities and Stockholders' Equity

Current liabilities                                              $           -        $      -

Stockholders' equity

     Preferred stock, $.001 par value,
       2,000,000 shares authorized;
       no shares issued and outstanding                                      -               -
     Common stock, $.001 par value,
       200,000,000 shares authorized;
       11,494,656 and 10,994,656 shares
       issued and outstanding, respectively                               11,495          10,995
     Additional paid-in capital                                       12,520,267      12,485,767
     Accumulated deficit                                             (12,503,999)    (12,138,601)
                                                                    -------------      ----------
                  Total stockholders' equity                              27,763         358,161
                                                                   -------------      ----------
                  Total liabilities and stockholders' equity     $        27,763    $    358,161
                                                                   ==============     ==========



--------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                                      CHATTOWN.COM NETWORK, INC.
                                                         (formerly Vaxcel, Inc.)
                                                   (A Development Stage Company)
                                                         Statement of Operations
                                 Years Ended December 31, and Cumulative Amounts

--------------------------------------------------------------------------------




                                                                                                Cumulative
                                                     1999          1998            1997           Amounts
                                           ---------------------------------------------------------------

Revenues - interest and
  other income                                 $     10,263    $         -     $         -     $

Stock compensation expense                          (17,500)             -               -         (17,500)
                                              --------------   ------------    -----------     ------------
Loss from continuing operations
  before income tax                                  (7,237)             -               -         (17,500)

Income taxes                                              -              -               -               -
                                              --------------   ------------    -----------     ------------
Loss from continuing operations                      (7,237)             -               -         (17,500)

Loss from discontinued operations                  (358,161)    (4,993,289)     (2,599,298)              -
                                              --------------   ------------    -----------     ------------
              Net loss                        $    (365,398)  $ (4,993,289)    $(2,599,298)   $    (17,500)
                                              --------------   ------------    -----------     ------------
Loss per common share - basic and diluted:
Continuing operations                         $          -    $         -      $        -      $         -
Discontinued operations                               (.03)          (.45)           (.26)               -
                                              --------------   ------------    -----------     ------------
                                              $       (.03)   $      (.45)     $     (.26)     $         -
                                              --------------   ------------    -----------     ------------
Weighted average common shares
  outstanding - basic and diluted                11,119,656     10,996,905       9,939,680      11,244,656
                                              ==============   ============    ===========     ============



--------------------------------------------------------------------------------


See accompanying notes to financial statements.


                                                      CHATTOWN.COM NETWORK, INC.
                                                         (formerly Vaxcel, Inc.)
                                                   (A Development Stage Company)
                                              Statement of Stockholders' Equity
                                       January 1, 1997 Through December 31, 1999
--------------------------------------------------------------------------------




                                              Common Stock            Additional
                                       ---------------------------     Paid-In     Accumulated
                                           Shares       Amount         Capital       Deficit       Total
                                       -------------------------------------------------------------------
Balance at January 1, 1997                  8,250,004    $   8,250   $ 4,697,750 $ (4,546,014)  $  159,986

Issuance of common stock                        5,333            5         8,000                     8,005

Pre-merger capital contribution by CytRx                                 163,396                   163,396

Issuance of common stock in connection
  with merger, net of transaction costs     2,745,733        2,746     7,556,615                 7,559,361

Net loss                                                                           (2,599,298)  (2,599,298)
                                          -----------    ----------   ----------   -----------  -----------
Balance at December 31, 1997               11,001,070       11,001    12,425,761   (7,145,312)   5,291,450

Retirement of common shares                    (6,414)          (6)            6                         -

Beneficial conversion feature of
  convertible notes                                                       60,000                    60,000

Net loss                                                                           (4,993,289)  (4,993,289)
                                          -----------    ----------   ----------   -----------  -----------
Balance at December 31, 1998               10,994,656       10,995    12,485,767  (12,138,601)     358,161

Issuance of common stock for services         500,000          500        34,500            -       35,000

Net loss                                                                             (365,398)    (365,398)
                                          -----------    ----------   ----------   -----------  -----------
Balance at December 31, 1999               11,494,656    $  11,495   $12,520,267 $(12,503,999)  $   27,763
                                          ===========    ==========   ==========   ===========  ============




--------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                                      CHATTOWN.COM NETWORK, INC.
                                                         (formerly Vaxcel, Inc.)
                                                   (A Development Stage Company)
                                                         Statement of Cash Flows
                                 Years Ended December 31, and Cumulative Amounts

--------------------------------------------------------------------------------

                                                                                              Cumulative
                                                        1999         1998          1997        Amounts
                                                   -------------------------------------------------------
Cash flows from operating activities:
     Net loss                                      $     (365,398)   $(4,993,289) $(2,599,298)  $  (17,500)
     Adjustments to reconcile net  loss to
       net cash provided by operating activities:
         Stock compensation expense                        17,500            -             -        17,500
         Loss from discontinued operations                358,161      4,993,289    2,599,298             -
                                                        ----------    ----------   -----------  -----------
                      Net cash provided by
                      operating activities                 10,263            -             -             -
                                                        ----------    ----------   -----------  -----------
Cash flow from investing activities:                            -            -             -             -
                                                        ----------    ----------   -----------  -----------
Cash flows from financing activities:                           -            -             -             -
                                                        ----------    ----------   -----------  -----------
Net increase in cash and cash equivalents                  10,263            -             -             -
Cash and cash equivalents at beginning of period                -            -             -        10,263
                                                        ----------    ----------   -----------  -----------
Cash and cash equivalents at end of period         $       10,263    $       -    $        -    $   10,263
                                                        ==========    ==========   ===========  ===========




--------------------------------------------------------------------------------


See accompanying notes to financial statements.

                                                      CHATTOWN.COM NETWORK, INC.
                                                         (formerly Vaxcel, Inc.)
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



                                                   Notes to Financial Statements

                                                               December 31, 1999

--------------------------------------------------------------------------------


1.   Organization and Summary of Significant Accounting Policies

Organization

Chattown.com Network, Inc. (formerly Vaxcel, Inc.) (the Company) was formed on January 6, 1993 as a wholly-owned subsidiary of CytRx corporation (CytRx). On June 2, 1999, A-Z Professional Consultants, Inc., a Utah corporation ("A-Z"), entered into a Stock Acquisiton Agreement ("Agreement") with CytRX. A-Z purchased 9,625,000 shares or 87.5% of the Company's issued and outstanding shares of common stock and discontinued all operations of the Company. In addition, CytRx terminated its license of Optivax to Vaxcel, resulting in the assignment of CytRx of Vaxcel's rights and obligations under its license agreement to Corixa Corporation.

The Company has no planned principal operations and is considered a development stage company, beginning June 2, 1999, as defined in SFAS No. 7. Cumulative amounts reflect operations from June 2, 1999 through December 31, 1999. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Prepaid Expense

On September 17, 1999, the Company issued 500,000 shares of its common stock to its President for services. The prepaid expense consists of the value of the common stock which was unearned as of December 31, 1999. The amount was earned subsequent to December 31, 1999.

Loss Per Common and Common  Equivalent  Share

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to key employees, directors and consultants with an exercise price equal to the fair market value of the shares at the date of grant. The Accounting for Stock Issued to Employees ("APB 25"), and, accordingly recognizes no compensation expense is recognized to the extent that the quoted market price per share exceeds the exercise price on the date such criteria are achieved or are probable.
--------------------------------------------------------------------------------

                                                      CHATTOWN.COM NETWORK, INC.
                                                         (formerly Vaxcel, Inc.)
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization and Summary of Significant Accounting Policies (continued)

In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("Statement 123"), which provides an alternative to APB 25 in accounting for stock-based compensation issued to employees. However, the Company has continued to account for stock-based compensation in accordance with APB 25.

Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

2.   Going Concern

As of December 31, 1999, the Company's revenue generating activities are not in place, and the Company has incurred a loss for the period then ended. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to seek additional funding through business ventures. There can be no assurance that such funds will be available to the Company, or available on terms of acceptable to the Company.

3.   Discontinued Operations

On June 2, 1999, the Company discontinued all of its operations and became a development stage company (see note 1). Condensed discontinued operations are as follows:



                     [THIS SPACE LEFT BLANK INTENTIONALLY]

--------------------------------------------------------------------------------

                                                      CHATTOWN.COM NETWORK, INC.
                                                         (formerly Vaxcel, Inc.)
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------

3.   Discontinued Operations (continued)



                                        Years Ended December 31,
                             ---------------------------------------------
                                  1999            1998            1997
                             ---------------------------------------------
Revenues                     $       -        $   254,471    $   288,504
                            -------------     -----------     ----------
Transactions with
  affiliates                         -            172,261        381,806
Acquired incomplete
  research and
  development                        -               -           951,017
Impairment loss                      -          3,212,615              -
Other costs and
  expenses                        358,161       1,862,884      1,554,979
                          ----------------------------------------------
                                  358,161       5,247,760      2,887,802
                          ----------------------------------------------
               Net loss    $     (358,161)    $(4,993,289)   $(2,599,298)
                            ==============    ============    ===========


The assets and liabilities of the Company are included in the net assets of discontinued operations at December 31, 1999 and 1998.

4.   Income Taxes

At December 31, 1999, the Company had net operating loss carryforwards of approximately $12,000,000 and research and development tax credit carryforwards of approximately $111,000. These carryforwards are available to offset future taxable income and begin to expire in 2008. The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized. The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of the change in ownership.

A valuation allowance has been established for the net deferred tax asset due to the uncertainty of the Company's ability to realize such asset.

5.   Fair Value of Financial Instruments

The Company's financial instruments consist of cash. The carrying amount of cash approximates fair value because of the short-term nature of these items.
--------------------------------------------------------------------------------

                                                      CHATTOWN.COM NETWORK, INC.
                                                         (formerly Vaxcel, Inc.)
                                                   (A Development Stage Company)
                                                   Notes to Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




6.   Recent Accounting Pronouncements

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." SFAS 133 establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. SFAS 133 is now effective for fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.

7.   Subsequent Event

Subsequent to the year ended December 31, 1999, the Company signed a Stock Purchase Agreement with another company. Pursuant to the terms of the Agreement, the Company plans to purchase 100% interest in the company in exchange for 24,000,000 shares of the Company's common stock. This Agreement is contingent upon the completion of due diligence by both parties and other factors.


--------------------------------------------------------------------------------

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 14, 2000, Chattown.com Network, Inc. ("the Company" formerly known as Vaxcel, Inc.) dismissed Ernst & Young LLP ("E&Y), the principal accountant previously engaged to audit the Company's financial statements. Effective March 14, 2000, the Company retained Tanner + Co. ("Tanner") as the principal accountants to replace E&Y. The Company's audit committee and board of directors approved the change of accountants from E&Y to Tanner.

The audit reports of E&Y on the Company's financial statements for the fiscal years ending December 31, 1997 and 1998 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except such reports were modified to include an explanatory paragraph for a going concern uncertainty.

In connection with the audits of the fiscal years ending December 31, 1997 and 1998 and the subsequent interim periods through March 14, 2000, the date of termination, the Company had no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused E&Y to make reference in connection with their opinion to the subject matter of the disagreement. In addition, during that time there were no reportable events (as defined in Item 304(a)(1)(iv) of Regulation S-B).

During the fiscal years ending December 31, 1997 and 1998, and the subsequent interim period through March 14, 2000, the date of termination, and prior to such appointment, the Company did not consult with Tanner regarding the application of generally accepted accounting principles to a specific transaction, either proposed or completed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements. Since there were no disagreements or reportable events (as defined in Item 304(a)(2) of Regulation S-B), the Company did not consult Tanner in respect to these matters during that time.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          NAME           AGE                  POSITION
------------------------------------------------------------------
  Richard D. Surber      27           President and Director
 BonnieJean C. Tippetts  58         Vice President and Director
------------------------------------------------------------------

Richard D. Surber, 27, graduated from the University of Utah with a Bachelor of Science degree in Finance and then with a Juris Doctorate with an emphasis in corporate law, including securities, taxation, and bankruptcy. He has been an officer and director of several public companies which include: CyberAmerica Corporation (OTCBB: CYAA) (president and director from 1992 to the present), which is a holding company whose subsidiaries invest in real estate and provide financial consulting services; Kelly's Coffee, Group, Inc., a shell company whose plan is to acquire an unidentified company (president and director from May, 1999 to the present); Innovative Property Development Corporation ("IPDC"), N.K.A. China Mall USA.com, Inc., a former subsidiary of CyberAmerica Corporation, which currently is a non-reporting Chinese Internet company (president and director 1992 to June, 1999); Eurotronics Corporation, F.K.A.

Hamilton Exploration, Inc., a shell company which is currently unrelated to the Company (president and director 1994-1996), and whose post-1996 operations if any are not known; Area Investment Development Company, which was a shell company unrelated to the Company (president and director 1994-1996), and which has recently acquired an Internet company whose content revolves around religious events; Youthline USA, Inc., F.K.A. Ult-i-Med Health Centers, Inc., a non reporting shell company that acquired an educational company which distributes education newspapers to children in grades K-12 (secretary and director from April 6, 1999 to July 29,1999); Premier Brands, Inc., a shell company (president and director April, 1998 - September, 1998); and Golden Opportunity Development Corporation, a wholly owned subsidiary of CyberAmerica Corporation, (president and director from September, 1999 to present) whose operations consist of operating a 324 room hotel in Baton Rouge, Louisiana. Mr. Surber is also the President and a Director of several private shell companies that intend to become fully reporting public companies. Mr. Surber began his term as the Company's President and Director on September 17, 1999.

BonnieJean C. Tippetts, 58, was appointed a Vice President, Secretary and Director of the Company on November 17, 1999. Since 1991, Ms. Tippetts has been employed by Canton Financial Services Corporation, a business and consulting firm and a sibling corporation to CyberAmerica Corporation. Ms. Tippetts has over 30 years of experience in the business field. Her corporate experience includes starting, purchasing, operating and selling various businesses. She has been President or Director of more than a dozen corporations over the past 30 years. She is currently the President of A-Z Professional Consultants, Inc., a management and corporate consulting firm. Ms. Tippetts earned a Bachelor of Arts degree from Lewis & Clark College in Portland, Oregon in 1960; obtained a Bachelor of Science degree from Brigham Young University in Provo, Utah in 1965; and was awarded a Master of Arts degree from the University of Northern Colorado in Greeley, Colorado in 1970.

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is not aware of any person who at any time during the fiscal year ended December 31, 1999 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.

ITEM  10.     EXECUTIVE COMPENSATION

Executive Compensation

No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the year 1999. The following table and the accompanying notes provide summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company's chief executive officer(s) for the past three years and each of the four other most highly compensated executive officers of the Company whose total salary and bonus exceeded $100,000.



                                            SUMMARY COMPENSATION TABLE

                                                                                      Long Term Compensation
        Name and Year                  Annual Compensation                    Awards                     Payouts
        -------------                  -------------------                    ------                     -------
                                                                     Restricted     Securities
Name and                                            Other Annual       Stock        Underlying      LTIP        All Other
Principal          Year      Salary      Bonus      Compensation      Award(s)       Options/      payouts     Compensation
Position                      ($)         ($)            ($)            ($)          SARs(#)         ($)            ($)
Richard            1999              -          -                 -            -               -           -   500,000 shares(1)
Surber,            1998              -          -                 -            -               -           -                 -
President          1997              -          -                 -            -               -           -                 -
---------------  -------- ------------ ---------- ----------------- ------------  --------------  ---------- -----------------
Mark J.            1999      $  24,167          -                 -            -               -           -       $  100,000(2)
Newman,            1998      $ 140,000          -                 -            -         500,000           -       $    5,000(3)
Former             1997      $ 129,500    $13,000                 -            -               -           -       $    4,750(3)
President and
CEO
---------------  -------- ------------ ---------- ----------------- ------------  --------------  ---------- -----------------
Mark W.            1999              -          -                 -            -               -           -                 -
Reynolds,          1998       $101,000    $25,000                 -            -               -           -       $    5,000(4)
Former CFO         1997       $ 94,000    $12,500                 -            -               -           -       $    4,750(4)
and Secretary
---------------  -------- ------------ ---------- ----------------- ------------  --------------  ---------- -----------------
Paul J. Wilson,    1999              -          -                 -            -               -           -                 -
Former             1998       $207,750          -                 -            -               -           -       $    4,815(3)
President and      1997       $214,000          -                 -            -               -           -       $    4,750(3)
CEO
---------------  -------- ------------ ---------- ----------------- ------------  --------------  ---------- -----------------

Employment Agreements

Mr. Paul J. Wilson's employment agreement expired effective August 16, 1998 and was not renewed. Since that date, Dr. Mark J. Newman has served in the capacity of President and Chief Executive Officer. The annual cash compensation for Dr. Newman was $140,000 during 1998 and increased to $145,000 on January 1, 1999. Effective February 28, 1999, Dr. Newman left the Company to pursue other interests. Dr. Newman is no longer associated with the Company.

During the term of his employment, Dr. Newman received options to purchase up to an aggregate of 715,000 shares of Vaxcel Common Stock. Options as to 215,000 shares have an exercise price of $1.50 per share and vest upon the achievement of certain corporate milestones. Options as to 500,000 shares had an exercise price of $.625 per share and vested primarily upon events surrounding the sale or merger of the Company. As of April 22, 1999, Dr. Newman had vested with respect to options to purchase 110,000 shares. The Company had also guaranteed to Dr. Newman that, as a result of the successful sale or merger of the Company to a third party, Dr. Newman would receive a combination of stock options and a performance bonus having a gross value equal to at least $100,000.

----------------------

(1)On March 17, 2000 the Company agreed to issue 500,000 shares of the Company's common stock to Richard D. Surber for services rendered to the Company during the period September 17, 1999 to March 17, 2000. The 500,000 shares listed are total compensation paid for the said six month period.

(2)Represents monies paid as part of a severance package upon sale of the Company by CytRx.

(3)Vaxcel's matching contribution to CytRx's 401(k) Plan during the period Vaxcel was a wholly owned subsidiary of CytRx. Vaxcel did not have a 401(k) Plan, but employees of Vaxcel were eligible to participate in CytRx's 401(k) Plan.

(4)CytRx's matching contribution to its 401(k) Plan.

Compensation of Directors

The Company's directors are not currently compensated.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's Common Stock as of March 27, 2000, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 30, 2000, there were 10,943,565 shares of Common Stock issued and outstanding.

                                      Name and Address of                    Amount and Nature          Percent of
  Title of Class                       Beneficial Owner                  of Beneficial Ownership           Class
  --------------                      -------------------                -----------------------          --------

   Common Stock                        Richard D. Surber                        500,000(5)                  4.3%
($0.001 par value)              268 West 400 South, Suite 300
                                  Salt Lake City, Utah 84101

   Common Stock                      BonnieJean Tippetts                        9,625,000(6)               87.9%
($0.001) par value              268 West 400 South, Suite 300
                                  Salt Lake City, Utah 84101

   Common Stock               A-Z Professional Consultants, Inc.                9,625,000                  87.9%
($0.001) par value              268 West 400 South, Suite 300
                                  Salt Lake City, Utah 84101

   Common Stock             Directors and Executive Officers as a              10,125,000                  88.4%
($0.001) par value                          Group
------------------------- ------------------------------------------ --------------------------------  ----------------

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 17, 2000, the Company entered into a Compensation Agreement with Richard D. Surber pursuant to which the Company agreed to issue 500,000 shares of its common stock for services rendered in connection with his service as president and a director of the Company with responsibility for the

-------------------

(5)Richard D. Surber has the right, pursuant to a written compensation agreement with the Company, to receive 500,000 shares of the Company's common stock for services he rendered to the Company while serving as its president for the period September 17, 1999 to March 17, 2000.

(6)The shares owned by A-Z Professional Consultants, Inc. are attributed to BonnieJean Tippetts as president of the A-Z Professional Consultants, Inc. 200,000 shares are to be canceled pursuant to a Stock Cancellation agreement between the Company and A-Z Professional Consultants, Inc.

Company's operations and activities including assisting in the preparation of the required 10-KSB and 10- QSB filings, Form 8-K, and filing of a Schedule 14C with the Securities and Exchange Commission and other miscellaneous services. Richard D. Surber was president of the Company at the time of entering into the Compensation agreement. Consequently, the transaction may not be deemed to have been at arms length.

During 1999, the Company issued stock valued at $416,000 to A-Z Professional Consultants. Inc. ("A-Z"), the major shareholder of the Company, for consulting services in relation to finding a merger or business opportunity for the Company. Because A-Z was the major shareholder of the Company at the time these services were rendered and the agreement to provide the services was entered into, the transaction may not be deemed to have been at arms length.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 14 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K. On September 17, 1999 the Company filed a Form 8-K disclosing the purchase of 9,625,000 shares of the Company's common stock by A-Z Professional Consultants, Inc. ("A-Z"), a Utah corporation. The purchase gave A-Z a majority interest in the Company's common stock.









                      [THIS SPACE LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 3rd day of April, 2000.

                                          Chattown.com Network, Inc.


                                          /s/  Richard Surber
                                          --------------------------------------
                                          Richard Surber, President and Director


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                    Date
          ---------                       -----                    ----

  /s/  Richard Surber             President and Director       April 3, 2000
  -------------------------
  Richard Surber


/s/ BonnieJean C. Tippetts      Vice President and Director    April 3, 2000
---------------------------
 BonnieJean C.Tippetts









                     [THIS SPACE LEFT BLANK INTENTIONALLY]

                                INDEX TO EXHIBITS

Exhibit
Number        Page No.     Description


2.1           *            Agreement and Plan of Merger and Contribution  dated
                           December 6, 1996,  by  and  among CytRx Corporation,
                           Vaxcel, Inc.,  Vaxcel Merger  Subsidiary, Inc.  and
                           Zynaxis, Inc. ( incorporated by reference to the Company's Registration Statement on Form S-4 (File No
                           333-19125) filed on March 26, 1997).

3.1           *            Certificate  of  Incorporation  ( incorporated  by
                           reference to the Company's Registration Statement on Form S-4 (File No. 333-19125)filed on March 26, 1997)

3.2           *            By-Laws (incorporated by reference  to the Company's
                           Registration  Statement  on  Form  S-4 (File No. 333-
                           19125) filed on March 26, 1997).

10.1          *            Amended and Restated License Agreement dated October
                           10, 1996  by  and  between  Vaxcel, Inc. and  CytRx
                           Corporation (incorporated by reference to the Company's Registration Statement on Form S-4 (File No
                            333-19125) filed on March 26, 1997).

10.2          *            Amended and Restated Supply Agreement  dated October
                           10,  1996  by and  between  Vaxcel,  Inc. and  CytRx
                           Corporation ( incorporated by reference to the Company's Registration Statement on Form S-4 (File No
                           333-19125) filed on March 26, 1997).

10.3          *            Services and Facilities Use Agreement dated  October
                           10, 1996  by  and  between  Vaxcel, Inc.  and  CytRx
                           Corporation  ( incorporated   by  reference  to  the
                           Company's Registration Statement on Form S-4 (File No
                           333-19125) filed on March 26, 1997).

10.4          *            Vaxcel, Inc. 1993 Stock Option Plan (incorporated by
                           reference to the Company's Registration Statement on Form S-4 (File No.333-19125) filed on March 26, 1997)

10.5          *            Convertible Note dated March 30, 1998 by and between
                           Vaxcel, Inc. and CytRx Corporation (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 31, 1999).

10.6          *            Convertible  Note  dated  December 18, 1998  by and
                           between  Vaxcel, Inc. and  CytRx  Corporation
                           (incorporated by reference to the Company's Annual
                           Report on Form 10-K filed on March 31, 1999).

10.7          *            Convertible Note dated January 7, 1999 by and between
                           Vaxcel, Inc. and CytRx Corporation (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 31, 1999).

10.8          *            Option Agreement  dated  January  27, 1999 by  and
                           between  Vaxcel, Inc. and  Innovax  Corporation
                           (incorporated by reference to the Company's Annual
                           Report on Form 10-K filed on March 31, 1999).

10.9          16           Compensation Agreement dated March 17, 2000  between
                           the Company and Richard D. Surber for 500,000 shares of the Company's common stock.

27.1          *            Financial Data  Schedule (incorporated by  reference
                           to the Company's Annual Report on Form 10-K filed on March 31, 1999).

--------------------------------------

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.