Form 10QSB
period 2000-03-31
CHATTOWN COM NETWORK INC
filed 2000-05-11
CIK 1029802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   (Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

    [  ] Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from______to______.


         Commission file number: 000-22373
                                 ---------


                           CHATTOWN.COM NETWORK, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                     58-202783
            --------                                     ---------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)





          200 South Washington Blvd., Suite 9, Sarasota, Florida 34236
          ------------------------------------------------------------
               (Address of principal executive office)      (Zip Code)


                                 (941) 957-1009
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes XX           No
                                        --


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 5, 2000 was 25,294,656.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4


                                     PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.............................6

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................6

ITEM 5.  OTHER INFORMATION.....................................................7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................7


SIGNATURES.....................................................................8

INDEX TO EXHIBITS..............................................................9











                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Chattown.com Network, Inc., a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2000 and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.









                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

ITEM 1.       FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

Consolidated Unaudited Condensed Balance Sheet March 31, 2000................F-2

Consolidated Unaudited Condensed Statements of Operations

March 31, 2000 and 1999......................................................F-3

Consolidated Unaudited Condensed Statements of Cash Flows

March 31,2000 and 1999.......................................................F-4

Notes to Consolidated Unaudited Condensed Financial Statements

March 31, 2000...............................................................F-5






                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                            Chattown.com Network, Inc.
                                         Unaudited Condensed Balance Sheet

                                                                            March 31, 2000               December 31,
                                                                              (unaudited)                    1999
                                                                         ---------------------      ----------------------

ASSETS
      Current Assets:                                                  $                          $
            Cash and cash equivalents                                                    9,423                      10,263
            Prepaid expense                                                                  -                      17,500
            Other                                                                            -                           -
                                                                         ---------------------      ----------------------
      Total current assets                                                               9,423                      27,763

TOTAL ASSETS                                                           $                 9,423    $                 27,763
                                                                         =====================      ======================


LIABILITIES AND STOCK HOLDERS' EQUITY
      Current Liabilities:

            Accounts payable                                           $                     -    $                      -
            Accrued liabilities                                                         13,450                           -
            Amounts due to affiliate                                                         -                           -
                                                                         ---------------------      ----------------------
                 Total current liabilities                                              13,450                           -


      Stockholders' equity

            Preferred stock ($.001 par value, 2,000,000
                 shares authorized; no share issued and
                 outstanding                                                                 -                           -
            Common stock $.001 par value shares, 200,000,000
                 shares authorized; 11,294,656 shares issued
                 and outstanding March 31, 2000 and
                 December 31, 1999, respectively                                        11,295                      11,495
            Additional paid in capital                                              12,520,467                  12,520,267
            Accumulated Deficit                                                    (12,535,789)                (12,503,999)
                                                                         ---------------------      ----------------------
                 Total stockholders' equity                                             (4,027)                     27,763
                                                                         ---------------------      ----------------------

TOTAL LIABILITIES AND EQUITY                                           $                 9,423    $                 27,763
                                                                         =====================      ======================





                        See notes to financial statements

                                            Chattown.com Network, Inc.
                                   Unaudited Condensed Statements of Operations

                                                         Three Months Ended             Three Months Ended
                                                           March 31, 2000                 March 31, 1999
                                                           --------------                 --------------


REVENUE

      Interest and other income                       $                         -    $                       915
      License fees                                                              -                         20,000
      Investment income                                                         -                              -
                                                         ------------------------      -------------------------

            Total Revenue                                                       -                         20,915

EXPENSES

      Interest expense                                                          -                          3,702
      Selling, general and administrative

            Audit expense                                                  13,450                              -
            Other                                                             840                        112,805
      Stock Compensation expense                                           17,500                              -
                                                         ------------------------      -------------------------

                 Total Expenses                                            31,790                        116,507
                                                         ------------------------      -------------------------

NET LOSS (from continuing operations)                 $                   (31,790)   $                   (95,592)
                                                         ------------------------      -------------------------

Income taxes                                                                    -                              -

NET LOSS                                              $                   (31,790)   $                   (95,592)
                                                         ------------------------      -------------------------

BASIC AND DILUTED LOSS PER

COMMON SHARE                                          $                      0.00    $                     (0.01)
                                                         ------------------------      -------------------------

BASIC AND DILUTED WEIGHTED

AVERAGE SHARES OUTSTANDING                                             11,294,656                     10,994,656
                                                         ========================      =========================






                        See notes to financial statements

                                            Chattown.com Network, Inc.
                                   Unaudited Condensed Statements of Cash Flows

                                                                                    Three Months            Three Months
                                                                                    Ended March             Ended March

                                                                                      31, 2000                31, 1999
                                                                                 ------------------      ------------------
CASH FLOWS FROM OPERATION ACTIVITIES
     Net loss                                                                 $             (31,790)   $            (95,592)
     Adjustments to reconcile net loss to net cash provided (used) by operating activities:
          Depreciation and amortization                                                           -                   4,256
          Increase in accrued liabilities                                                    13,450                 191,376
          Stock compensation expense                                                         17,500                       -
                                                                                 ------------------      ------------------
               Total adjustments                                                             30,950                 195,632
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES                                                                                     (840)                100,040
                                                                                 ------------------      ------------------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                                                       -                       -
                                                                                 ------------------      ------------------
CASH FLOWS FROM FINANCING ACTIVITIES                                                              -                       -
                                                                                 ------------------      ------------------

NET INCREASE (DECREASE) IN CASH EQUIVALENTS                                                    (840)                100,040

CASH AND CASH EQUIVALENTS AT BEGINNING OF
PERIOD                                                                                       10,263                   2,900
                                                                                 ------------------      ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $               9,423    $            102,940
                                                                                 ==================      ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

     Cash paid during the period for interest                                 $                   -    $              3,702
                                                                                 ==================      ==================

                        See notes to financial statements

                           CHATTOWN.COM NETWORK, INC.
         NOTES TO CONSOLIDATED UNAUDITED CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2000

1.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 1999. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2000.

2.  Year 2000 Compliance

As of March 31, 2000, the Company had not experienced any problems related to the Y2K problem.

3. Subsequent Events.

On April 10, 2000, Chattown.com Network, Inc., a Delaware corporation ("Registrant"), closed upon a Stock Purchase Agreement ("Agreement") with Thomas Clay and Mark Schellenberger, two individuals ("Sellers). Pursuant to the Agreement Registrant purchased a 100% interest in Value Plus Marketing, Inc., a private Internet company headquartered in Sarasota, Florida from Sellers for Twenty Four Million shares of the common stock of Registrant (Twelve Million to Mr. Clay and Twelve Million to Mr. Schellenberger). The number of shares was an arbitrary number agreed upon between Sellers and the Registrant. The shares issued to Sellers were newly issued shares from the Registrant. The 24,000,000 shares of the Registrant's common stock is equivalent to approximately 69% of the Registrant's issued and outstanding shares of its common stock. Consequently, Sellers acquired a majority interest in the Registrant's shares of common stock, replacing A-Z Professional Consultants, Inc. which prior to the transaction held 87.5% of the Registrant's issued and outstanding shares of common stock. Mr. Clay and Mr. Schellenberger now have effective control of the Company.

4.  Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Therefore, those footnotes are included herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION

General

As used herein the term "Company" refers to Chattown.com Network, Inc., its subsidiaries and predecessors, unless indicated otherwise. Chattown.com Network, Inc. was originally incorporated in the State of Delaware on January 6, 1993, as Vaxcel, Inc. The Company was formed as a wholly-owned subsidiary of CytRx Corporation ("CytRx"). In May 1997, the Company completed a merger with Zynaxis, Inc. (Zynaxis), resulting in the issuance of an aggregate of 12.5% of its outstanding (post-merger) shares of common stock to the former shareholders of Zynaxis. The Company has historically engaged in the development and commercialization of vaccine adjuvants and delivery systems and a novel vaccine for the treatment of cancer.

However, in the second quarter of 1999 the Company sold all the rights to its technologies for cash and discontinued all of its operations. In addition, CytRx terminated its license of Optivax to the Company, resulting in the assignment to CytRx of the Company's rights and obligations under its license agreement to Corixa Corporation.

On June 2, 1999, A-Z Professional Consultants, Inc., a Utah corporation ("A-Z"), entered into a Stock Acquisition Agreement ("Agreement") with CytRx Corporation, a Delaware corporation ("Cytrx"), the parent company of Vaxcel. Pursuant to the Agreement A-Z purchased Nine Million Six Hundred Twenty-Five Thousand
(9,625,000) shares of the common stock of the Company from CytRx. For more information on this transaction, See Form 8-K filed September 20, 1999.

The Company during the third quarter of 1999 settled all of its liabilities from the proceeds it collected from the sale of the technologies it held. The Company remained a shell company with no operations until April 10, 2000.

On February 22, 2000, The Company amended its Articles of Incorporation to change its name from Vaxcel, Inc. to Chattown.com Network, Inc.

On April 10, 2000, Chattown.com Network, Inc., a Delaware corporation ("Registrant"), closed on a Stock Purchase Agreement ("Agreement") with Thomas Clay and Mark Schellenberger, two individuals ("Sellers). Pursuant to the Agreement the Company purchased a 100% interest in Value Plus Marketing, Inc., a private Internet company headquartered in Sarasota, Florida, from Sellers for Twenty Four Million shares of the common stock of Registrant (Twelve Million to Mr. Clay and Twelve Million to Mr. Schellenberger). The number of shares was an arbitrary number agreed upon between Sellers and the Company. The shares issued to Sellers were newly issued shares of the Company. The 24,000,000 shares of the Company's common stock is equivalent to approximately 69% of the Company's issued and outstanding shares of its common stock. Consequently, Sellers acquired a majority interest in the Company's shares of common stock, replacing A-Z Professional Consultants, Inc. which prior to the transaction held 87.5% of the Company's issued and outstanding shares of common stock. Mr. Clay and Mr. Schellenberger now have effective control of the Company.

At the time of its acquisition, Value Plus Marketing Inc. owned several web sites including the following:


 Interactive Websites        Search Portal        Interactive Dating Website
 --------------------        -------------        --------------------------
 Chattown.com                HoundDog.com         Loversonly.com
 Chattersworld.com
 1chatblvd.com
 Chitterchatter.com
 Chatsports.com

 Political Web site
 ------------------
 Chatpolitics.com

On April 10, 2000, pursuant to a directors consent to action without a meeting dated April 7, 2000, Richard Surber's resignation as President and Director was accepted and Thomas Clay accepted his appointment as President and as a Director of the Registrant. BonnieJean C. Tippetts' resignation as an officer and as a Director was also accepted and Mark Schellenberger accepted his appointment as Vice President, Secretary and as a Director.

Liquidity and Capital Resources

At March 31, 2000, the Company had current assets of $9,423 and total assets of $9,423, as compared to $27,763 and $27,763, respectively, at December 31, 1999. At March 31, 2000 the Company had a working capital deficit of $4,027.

The Company discontinued its operations during the second quarter of 1999. From approximately June of 1999, until April 10, 2000, the Company was a public shell entity whose purpose was to find a company with which it could merge or otherwise acquire operations. On April 10, 2000 the Company closed on the acquisition of Value Plus Marketing, Inc.

Results of Operations

The Company recorded net losses of $31,790 and $95,592 for the three months ended March 31, 2000 and three month period ended March 31, 1999. The significant drop in net losses resulted from the fact that in the first quarter of 1999, the Company was still involved in operations. During the quarter ended March 31, 2000, the Company was a shell company without any business or operations.

Total expenses in the amount of $31,790 were incurred during the three month period ending March 31, 2000, consisted of various filing fees, registration fees, legal, accounting and other professional fees.

                          PART II -- OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 3, 2000, the Company amended its Articles of Incorporation to change the number of its authorized $0.001 par value shares of common stock from 30,000,000 to 200,000,000.

On April 10, 2000, the Company issued 12,000,000 shares of common stock to Thomas Clay and 12,000,000 shares of common stock to Mark Schellenberger in exchange for 100% of the issued and outstanding stock of Value Plus Marketing, Inc. These shares were issued pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors:
(1) The issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there were only two offerees who were issued stock for a controlling interest in another company; (3)the negotiations for the sale of the stock took place directly between the offerees and the Company.; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 31, 2000, the Board of Directors and a person owning the majority of the outstanding voting securities of the Company unanimously adopted, ratified and approved a resolution to amend the Articles of Incorporation of the Company. The Amendment provided that the number of authorized $0.001 par value shares of the Common Stock of the Company was increased from 30,000,000 to 200,000,000. The number of preferred shares authorized remained at 2,000,000. The Company filed the Amendment to its Articles of Incorporation with the State of Delaware on February 3, 2000.

On February 16, 2000, the Board of Directors and a person owning the majority of the outstanding voting securities of the Company unanimously adopted, ratified and approved a resolution to amend the Articles of Incorporation of the Company. The Amendment Changed the name of the Company from Vaxcel, Inc. to Chattown.com Network, Inc. The Company filed this Amendment to its Articles of Incorporation setting forth the name change with the State of Delaware on February 22, 2000.

Section 242 of the corporation laws of the State of Delaware provides an outline of the scope of amendments that a Delaware corporation can make to its Articles of Incorporation. These include the amendments discussed herein. The procedure and requirements to effect an amendment to the Articles of Incorporation of a Delaware corporation are set forth in Section 242. Section 242 provides that the proposed amendments must first be adopted by the Board of Directors and then submitted to shareholders for their consideration at an annual or special meeting and must be approved by a majority of the outstanding voting securities.

Section 228 of the Delaware corporation laws provides that any action required to be taken at a special or annual meeting of the stockholders of a Delaware corporation may be taken by written consent, in lieu of a meeting, if the consent is signed by stockholders owning at least a majority of the voting power.

The Board of Directors of the Company and a person owning in excess of 50% of the outstanding voting securities of the Company adopted, ratified and approved the name change and change in the authorized shares of the Company. No further vote was required or necessary to effect the amendments.

ITEM 5. OTHER INFORMATION.

On March 24, 2000, A-Z Professional Consultants, Inc., the owner of a majority of the issued and outstanding shares of the Company, entered into an agreement with the Company wherein it agreed to allow cancellation of two hundred thousand (200,000) shares of the common stock of the Company, which it owned, in exchange for an agreement by the Company not to effect any reverse split of the Company's common voting stock for a period of twenty-four (24) months.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 9 of this Form 10-QSB, and are incorporated herein by this reference.

(b)      Reports on Form 8-K:

               (i) The Company filed a Form 8-K on April 20, 2000 reporting the Acquisition of Value Plus Marketing, Inc., an Internet incubator company.

               (ii) The Company filed a Form 8-K/A on March 24, 2000 reporting a change in certifying accountant.

               (iii) The Company filed a Form 8-K on March 17, 2000 reporting a change in certifying accountant.

                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHATTOWN.COM NETWORK, INC.


Signature                                    Date
---------                                    ----

/s/  Thomas Clay
___________________________                  May 11, 2000
Thomas Clay
President and Director

/s/  Mark Schellenberger
___________________________                  May 11, 2000
Mark Schellenberger
Secretary and Director

                                INDEX TO EXHIBITS

EXHIBIT   PAGE
NO.       NO.      DESCRIPTION
-------   ----     -----------

2         *        Acquisition Agreement closed April 10, 2000.  Incorporated by reference from the Form 8-K filed April 20, 2000.

3(i)      *        Articles of amendment to  Articles of  Incorporation  of the
                   Company filed February 3, 2000.

3(ii)     *        Articles of  amendment to  Articles  of Incorporation of the
                   Company filed February 22, 2000.

27        10       Financial Data Schedule.


* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.