Form 10QSB
period 2000-06-30
CHATTOWN COM NETWORK INC
filed 2000-08-21
CIK 1029802

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the six month period ending June 30, 2000

                           CHATTOWN.COM NETWORK, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                         58-2027283                  0-22373
--------------------------------------------------------------------------------
(State or other jurisdiction          (IRS Employer             Commission File
 of Incorporation)                 Identification Number)            Number

          200 South Washington Blvd., Suite 9, Sarasota, Florida 34236
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (941) 957-1009

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                  Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                  Yes [ ] No [ ]

                         APPLICABLE TO CORPORATE ISSUERS

On August 15, 2000, the Registrant had outstanding 35,494,656 shares of common stock.

                           CHATTOWN.COM NETWORK, INC.

                                                      INDEX
                                                                                                 Page No.
                                                                                                 --------
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheet, June 30, 2000
             and December 31, 1999..................................................................3

             Consolidated Statement of Operations,
             Six and Three Months Ended June 30, 2000 and 1999......................................4

             Consolidated Statement of Stockholders Equity..........................................5

             Consolidated Statement of Cash Flows,
             Six Months Ended June 30, 2000.........................................................6

Item 2.      Management's  Discussion and Analysis or Plan of Operation.............................7


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings......................................................................8

Item 2.      Changes in Securities and Use of Proceeds..............................................8

Item 3.      Defaults Upon Senior Securities........................................................9

Item 4.      Submission of Matters to a Vote of Security Holdings...................................9

Item 5.      Other Information......................................................................9

Item 6.      Exhibits and Reports on Form 8-K.......................................................9

                           CHATTOWN.COM NETWORK, INC.
                           Consolidated Balance Sheets
                      June 30, 2000, and December 31, 1999
                                    UNAUDITED

                                                   June 30,      December 31,
                                                    2000             1999
                                                  --------       ------------
ASSETS

Cash and cash equivalents                         $215,521         $ 98,932
Investments at market value                         29,011
Accounts receivable - net                           45,565           45,565
                                                  --------         --------
Prepaid expense                                     17,500
        TOTAL CURRENT ASSETS                       290,097          161,997

EQUIPMENT - NET                                      8,066            8,699
                                                  --------         --------

                                                  $298,163         $170,696
                                                  ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable                              $  1,669         $  1,083
    Accrued expenses                               111,014            8,048
                                                  --------         --------

        TOTAL CURRENT LIABILITIES                  112,683            9,131

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value, 2,000,000
        shares authorized; no shares issued and
        outstanding
    Common stock, $.001 par value, 200,000,000
        shares authorized; 35,494,656 shares
        issued and outstanding, respectively        35,495           35,495
    Additional paid-in capital                      10,500           10,500
    Accumulated earnings                           139,485          115,570
                                                  --------         --------

                                                   185,480          161,565
                                                  --------         --------

                                                  $298,163         $170,696
                                                  ========         ========

                      See accountants' compilation report.

                           CHATTOWNN.COM NETWORK, INC.
                      Consolidated Statements of Operations
                Six and Three Months Ended June 30, 2000 and 1999
                                    UNAUDITED

                                    Six months       Three months       Six months      Three months
                                      ended             ended              ended            ended
                                  June 30, 2000     June 30, 2000      June 30, 1999    June 30, 1999
                                  -------------     -------------      -------------    -------------
REVENUES
   Membership fees - net            $ 174,432         $  49,834         $ 224,985         $ 130,017
   Advertising                        537,304           230,010
                                    ---------         ---------         ---------         ---------

                                      711,736           279,844           224,985           130,017
EXPENSES
   Selling, administrative, and
     general                          178,254           109,426           491,075           343,897
   Research and development                                                 4,985             4,985
                                    ---------         ---------         ---------         ---------

NET INCOME FROM OPERATIONS            533,482           170,418          (271,075)         (213,865)

OTHER INCOME (EXPENSE)
   Interest/other                     (10,334)           (3,177)           (3,262)             (475)
   Loss on permanent decline
     of securities                   (205,964)         (158,449)
   Collaborative and grant income                                         136,384           116,385
                                    ---------         ---------         ---------         ---------
                                     (216,298)         (161,626)          133,122           115,910
                                    ---------         ---------         ---------         ---------

NET INCOME (LOSS) BEFORE TAXES        317,184             8,792          (137,953)          (97,955)
                                    ---------         ---------         ---------         ---------

PROVISION FOR INCOME TAXES            111,014
                                    ---------         ---------         ---------         ---------

NET INCOME (LOSS)                   $ 206,170         $   8,792         $(137,953)        $ (97,955)
                                    =========         =========         =========         =========

                      See accountants' compilation report.

                           CHATTOWN.COM NETWORK, INC.
                 Consolidated Statement of Stockholders' Equity
                                    UNAUDITED

                                        Common Stock                   Additional
                               ------------------------------           Paid-in           Accumulated
                                 Shares              Amount             Capital             Earnings               Total
                               ----------          ----------          ----------         ------------           ----------
Balance at,
   January 1, 1999             34,994,656          $   34,995          $  (24,000)          $    5,451           $   16,446

Issuance of common
   stock for services             500,000                 500              34,500                                    35,000

Distributions                                                                                 (156,348)            (156,348)

Net income                                                                                     266,467              266,467
                               ----------          ----------          ----------           ----------           ----------

Balance,
   December 31, 1999           35,494,656              35,495              10,500              115,570              161,565

Distributions                                                                                 (182,255)            (182,255)

Net income                                                                                     206,170              206,170
                               ----------          ----------          ----------           ----------           ----------
Balance at,
   June 30, 2000               35,494,656          $   35,495          $   10,500           $  139,485           $  185,480
                               ==========          ==========          ==========           ==========           ==========

                      See accountants' compilation report.

                           CHATTOWN.COM NETWORK, INC.
                      Consolidated Statements of Cash Flows
                         Six Months Ended June 30, 2000
                                    UNAUDITED

                                                                June 30, 2000
                                                           ----------------------
                                                              2000         1999
                                                           ---------    ---------
RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED BY OPERATING ACTIVITIES

NET INCOME                                                 $ 206,170    $(137,953)

ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING
      ACTIVITIES
        Depreciation                                           1,810        1,510
        Loss on permanent markdown of securities             205,964      (38,077)
        Increase in accounts receivable                       17,500      300,000
        Decrease in prepaid expense                               86       92,940
        Increase in note receivable and accrued expenses     102,966      426,884
                                                           ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    534,496      645,304
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                         (677)
     Stock received for advertising                         (234,975)
                                                           ---------    ---------

NET CASH USED BY INVESTING ACTIVITIES                       (235,652)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Distributions                                          (182,255)     (41,171)
     Loan repayments                                                     (156,798)
                                                           ---------    ---------

NET CASH USED BY FINANCING ACTIVITIES                       (182,255)    (197,969)

NET INCREASE IN
     CASH AND CASH EQUIVALENTS                               116,589      447,335

CASH AND CASH EQUIVALENTS,
     beginning of year                                        98,932        9,819
                                                           ---------    ---------

CASH AND CASH EQUIVALENTS,
     end of year                                           $ 215,521    $ 457,154
                                                           =========    =========
SUPPLEMENTAL DISCLOSURES:
    Interest paid                                          $      --    $      --
                                                           =========    =========

                      See accountants' compilation report.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report on Form 10-QSB.

RESULTS OF OPERATIONS

The Company was formed in January 1993 as a Delaware corporation under the name Vaxcel, Inc. The Company historically engaged in the development and commercialization of vaccine adjuvants and delivery systems until the second quarter of 1999, when it sold all of the rights to its technologies for cash and discontinued all of its operations. During the third quarter of 1999 the Company settled all of its liabilities from the proceeds it collected from the sale of its technologies, and remained a shell from that time until April 2000. On April 10, 2000, the Company purchased a 100% interest in Value Plus Marketing, Inc., a private internet company, in consideration of 24,000,000 shares of the Company's common stock. The financial statements for the three- and six-month periods ended June 30, 2000, and June 30, 1999, were prepared on a pro forma consolidated basis to give effect to the stock purchase agreement described in the preceding sentence as if such transaction had occurred on January 1, 1998, for statement of operations purposes and, for balance sheet purposes, on December 31, 1997.

The Company had revenues of $711,736 for the six months ended June 30, 2000, compared to revenues of $224,985 for the six months ended June 30, 1999. Selling, general and administrative expenses decreased from $491,075 for the six months ended June 30, 1999, to $178,254 for the comparable period in 2000. The Company had a loss from operations of $271,075 for the six months ended June 30, 1999, compared to net income from operations of $533,482 for the six months ended June 30, 2000. The Company had net income of $317,184 for the six months ended June 30, 2000, compared to a loss of $137,953 for the comparable 1999 period.

The decrease in selling, administrative and general expenses in the six months ended June 30, 2000, compared to the comparable 1999 period is attributable to the different businesses of the Company in the six-month period ended June 30, 1999, compared to its business for the six months ended June 30, 2000. As noted in the first paragraph under this caption, the Company was not active during the first quarter of 2000, and in April 2000 the Company acquired its current business operations. The Company's operating revenues increased substantially in the six months ended June 30, 2000, compared to the comparable 1999 period primarily as a result of the commencement of various advertising programs on the Company's websites in September 1999. A substantial portion of the Company's advertising revenues are paid in the form of marketable securities. At the time that the securities are delivered to the Company, the Company establishes a value for the securities based substantially on their market value. Some of these securities declined in value subsequent to their delivery to the Company and, accordingly, the Company has recorded a loss on decline of securities of $158,449 for the three months ended June 30, 2000, and $205,964 for the six months then ended.

LIQUIDITY AND CAPITAL RESOURCES

The Company had current assets of $290,097 at June 30, 2000, compared to current assets of $161,997 at December 31, 1999. Substantially all of the Company's current assets are in the form of cash and cash equivalents, which consist substantially of marketable securities paid to the Company as compensation for its advertising services. At June 30, 2000, the Company had current liabilities of $112,683 compared to current liabilities of $9,131 at December 31, 1999, at which date the Company had ceased operations and paid substantially all of its debts. Upon acquiring all of the equity of Value Plus Marketing, Inc., in April 2000, the Company assumed the business operations of the acquired company, including accrued expenses.

The Company believes that its current assets, together with income from operations, are sufficient to carry on the Company's business as now conducted. The Company may in the future expand its existing business operations through the creation of new websites, the acquisition for cash, debt and securities of other websites, or the creation or acquisition of other businesses. The Company has not identified any new business opportunity as of the date of this report on Form 10-QSB.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  On April 10, 2000, the Company issued 12,000,000 shares of common stock each to Thomas Clay and Mark Schellenberger in exchange for 100% of the issued and outstanding stock of Value Plus Marketing, Inc. These shares were issued on a private basis pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5.           OTHER INFORMATION

                  None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits.

                  27       Financial Data Schedule

         B.       REPORTS ON FORM 8-K

                  8-K/A filed June 9, 2000
                  8-K filed May 19, 2000

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                                                 CHATTOWN.COM NETWORK, INC.
                                                 --------------------------
                                                       (Registrant)

Dated: August 18, 2000                           By: /s/ THOMAS CLAY
                                                    ----------------------
                                                    Thomas Clay, President