Form 10QSB
period 2000-09-30
CHATTOWN COM NETWORK INC
filed 2000-11-14
CIK 1029802

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine month period ending September 30, 2000


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

Registrant's telephone number, including area code: (941) 957-1009
                                                    --------------

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

                  Yes [  ]          No [  ]

                         APPLICABLE TO CORPORATE ISSUERS

On November 10, 2000, the Registrant had outstanding 35,494,656 shares of common stock.

                           CHATTOWN.COM NETWORK, INC.

                                     INDEX

                                                                        Page No.
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheet, September 30, 2000
           and December 31, 1999........................................   3

           Consolidated Statements of Operations,
           Nine and Three Months Ended September 30, 2000 and 1999......   4

           Consolidated Statement of Stockholders Equity................   5

           Consolidated Statements of Cash Flows,
           Nine Months Ended September 30, 2000.........................   6

Item 2.    Management's  Discussion and Analysis or Plan of Operation...   7


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings............................................   9

Item 2.    Changes in Securities and Use of Proceeds....................   9

Item 3.    Defaults Upon Senior Securities..............................   9

Item 4.    Submission of Matters to a Vote of Security Holdings.........   9

Item 5.    Other Information............................................   9

Item 6.    Exhibits and Reports on Form 8-K.............................   9

                           CHATTOWN.COM NETWORK, INC.
                      PROFORMA CONSOLIDATED BALANCE SHEETS


                                                          September 30,       December 31,
                                                              2000                1999
                                                          -------------       ------------
           ASSETS

Cash and cash equivalents                                  $ 146,517           $  98,932
Investments at market value                                   51,183
Accounts receivable - net                                      9,923              45,565
Prepaid expense                                                                   17,500
Due from related party                                        10,000
                                                           ---------           ---------

        TOTAL CURRENT ASSETS                                 217,623             161,997

EQUIPMENT - NET                                               14,525               8,699
                                                           ---------           ---------

                                                           $ 232,148           $ 170,696
                                                           =========           =========



           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

    Accounts payable                                       $   7,770           $   1,083
    Accrued expenses                                         219,119               8,048
                                                           ---------           ---------

        TOTAL CURRENT LIABILITIES                            226,889               9,131

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value, 200,000,000
        shares authorized; no shares issued and
        outstanding
    Common stock, $.001 par value, 200,000,000
        shares authorized; 35,259,656 shares
        issued and outstanding, respectively                  35,495              35,495
    Additional paid-in capital                                10,500              10,500
    Accumulated earnings                                     (40,736)            115,570
                                                           ---------           ---------

                                                               5,259             161,565
                                                           ---------           ---------

                                                           $ 232,148           $ 170,696
                                                           =========           =========





                         See accountants' review report.

                           CHATTOWN.COM NETWORK, INC.
                 PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS





                                             Nine months          Three months             Nine months         Three months
                                               ended                  ended                  ended                 ended
                                          September 30, 2000    September 30, 2000     September 30, 1999     September 30, 1999
                                          ------------------    ------------------     ------------------     ------------------
REVENUES
     Membership fees - net                     $ 182,481             $   8,049             $ 121,301             $  27,797
     Advertising                                 445,731                57,142               169,908                75,944
     Marketing services                          209,145                60,430
                                               ---------             ---------             ---------             ---------
                                                 837,357               125,621               291,209               103,741
EXPENSES
     Selling, administrative, and
         general                                 265,723                87,469               559,967                80,927
     Research and development                                                                  4,985
                                               ---------             ---------             ---------             ---------
                                                 265,723                87,469               564,952                80,927

NET INCOME FROM OPERATIONS                       571,634                38,152              (273,743)               22,814

OTHER INCOME (EXPENSE)
     Interest/other                               (7,983)                2,351                  (390)                3,818
     Loss on permanent decline
         of securities                          (205,964)
     Collaborative and grant income                                                          137,300
     Gain on securities                           10,753                10,753
                                               ---------             ---------             ---------             ---------

                                                 203,194                13,104               136,910                 3,818
                                               ---------             ---------             ---------             ---------

NET INCOME (LOSS) BEFORE TAXES                   368,440                51,256              (136,833)               26,632
                                               ---------             ---------             ---------             ---------

PROVISION FOR INCOME TAXES                       219,119                15,189
                                               ---------             ---------             ---------             ---------

NET INCOME (LOSS)                              $ 149,321             $  36,067             $(136,833)            $  26,632
                                               =========             =========             =========             =========

NET INCOME (LOSS) PER SHARE                    $   .0042             $   .0010             $  (.0039)            $   .0006
                                               =========             =========             =========             =========



                         See accountants' review report.

                           CHATTOWN.COM NETWORK, INC.
             PROFORMA CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                       Common Stock                   Additional
                              ------------------------------           Paid-in           Accumulated
                                Shares             Amount              Capital             Earnings             Total
                              ----------         -----------         -----------         -----------         -----------
Balance at,
   January 1, 1999            34,994,656         $    34,995         $   (24,000)        $     5,451         $    16,446

Issuance of common
   stock for services            500,000                 500              34,500                                  35,000

Distributions                                                                               (156,348)           (156,348)

Net income                                                                                   266,467             266,467
                             -----------         -----------         -----------         -----------         -----------

Balance,
   December 31, 1999          35,494,656              35,495              10,500             115,570             161,565

Distributions                                                                               (305,627)           (305,627)

Net income                                                                                   149,321             149,321
                             -----------         -----------         -----------         -----------         -----------

Balance at,
   September 30, 2000         35,494,656         $    35,495         $    10,500         $   (40,736)        $     5,259
                             ===========         ===========         ===========         ===========         ===========



                         See accountants' review report.

                           CHATTOWN.COM NETWORK, INC.
                 PROFORMA CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,



                                                                  2000              1999
                                                                ---------         ---------
RECONCILIATION OF NET INCOME TO NET CASH
    PROVIDED (USED) BY OPERATING ACTIVITIES

NET INCOME (LOSS)                                               $ 149,321         $(136,833)

ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH PROVIDED BY OPERATING
      ACTIVITIES
        Depreciation                                                3,064               900
        Loss on permanent markdown of securities                  205,964
        Decrease in accounts receivable                            18,142           182,657
        Increase in note receivable and accrued expenses          217,758
        Increase (decrease) in accounts payable                    16,687          (210,469)
                                                                ---------         ---------

NET CASH PROVIDED (USED) BY
     OPERATING ACTIVITIES                                         610,936          (163,745)
                                                                ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                            (7,080)           (6,918)
     Stock received for advertising                              (239,891)
     Gain on marketable securities                                (10,753)
                                                                ---------         ---------

NET CASH (USED) BY INVESTING ACTIVITIES                          (257,724)           (6,918)
                                                                ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Distributions                                               (305,627)         (156,468)
     Sale of assets                                                                 308,050
                                                                ---------         ---------

NET CASH (USED) PROVIDED BY
     FINANCING ACTIVITIES                                        (305,627)          151,582
                                                                ---------         ---------

NET INCREASE (DECREASE) IN
     CASH AND CASH EQUIVALENTS                                     47,585           (19,081)

CASH AND CASH EQUIVALENTS,
     beginning of year                                             98,932            70,048
                                                                ---------         ---------

CASH AND CASH EQUIVALENTS,
     end of period                                              $ 146,517         $  50,967
                                                                =========         =========

SUPPLEMENTAL DISCLOSURES:
    Interest paid                                               $      --         $   4,211
                                                                =========         =========



                         See accountants' review report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following discussion and analysis should be read in conjunction with the Financial Statements appearing elsewhere in this Report on Form 10-QSB.

RESULTS OF OPERATIONS

The Company was formed in January 1993 as a Delaware corporation under the name Vaxcel, Inc. The Company historically engaged in the development and commercialization of vaccine adjuvants and delivery systems until the second quarter of 1999, when it sold all of the rights to its technologies for cash and discontinued all of its operations. During the third quarter of 1999 the Company settled all of its liabilities from the proceeds it collected from the sale of its technologies, and remained a shell from that time until April 2000. On April 10, 2000, the Company purchased a 100% interest in Value Plus Marketing, Inc., a private internet company, in consideration of 24,000,000 shares of the Company's common stock. The statements of operations for the three- and nine-month periods ended September 30, 2000, and September 30, 1999, were prepared on a pro forma consolidated basis to give effect to the stock purchase agreement described in the preceding sentence as if such transaction had occurred on January 1, 1998, for statement of operations purposes and, for balance sheet purposes, on December 31, 1997.

The Company had revenues of $837,357 for the nine months ended September 30, 2000, compared to revenues of $291,209 for the nine months ended September 30, 1999. Selling, general and administrative expenses decreased from $564,952 for the nine months ended September 30, 1999, to $265,723 for the comparable period in 2000. The Company had a loss from operations of $273,743 for the nine months ended September 30, 1999, compared to net income from operations of $571,634 for the nine months ended September 30, 2000. The Company had net income of $368,440 for the nine months ended September 30, 2000, compared to a loss of $136,833 for the comparable 1999 period.

The decrease in selling, administrative and general expenses in the nine months ended September 30, 2000, compared to the comparable 1999 period is attributable to the different businesses of the Company in the nine-month period ended September 30, 1999, compared to its business for the nine months ended September 30, 2000. As noted in the first paragraph under this caption, the Company was not active during the first quarter of 2000, and in April 2000 the Company acquired its current business operations. The Company's operating revenues increased substantially in the nine months ended September

30, 2000, compared to the comparable 1999 period primarily as a result of the commencement of various advertising programs on the Company's websites in September 1999. A substantial portion of the Company's advertising and marketing services revenues are paid in the form of marketable securities. At the time that the securities are delivered to the Company, the Company establishes a value for the securities based substantially on their market value. Some of these securities declined in value subsequent to their delivery to the Company and, accordingly, the Company has recorded a loss on decline of securities of $205,964 for the nine months ended September 30, 2000, although no such loss was recorded in the three months ended September 30, 2000.

         The Company's revenues increased from $107,741 for the three month period ended September 30, 1999, to $125,621 for the three month period ended September 30, 2000. However, the Company's revenues for the three months ended September 30, 2000, declined from its revenues of $279,844 for the three months ended June 30, 2000. The Company believes that its business declines during the third quarter of each calendar year for seasonal reasons. Accordingly, the Company expects its revenues and net income from operations to increase in the fourth quarter of 2000 from its revenues and net income in the third quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had current assets of $217,623 at September 30, 2000, compared to current assets of $161,997 at December 31, 1999. Substantially all of the Company's current assets are in the form of cash and cash equivalents, which consist substantially of marketable securities paid to the Company as compensation for its advertising services. At September 30, 2000, the Company had current liabilities of $226,889 compared to current liabilities of $9,131 at December 31, 1999, at which date the Company had ceased operations and paid substantially all of its debts. Upon acquiring all of the equity of Value Plus Marketing, Inc., in April 2000, the Company assumed the business operations of the acquired company, including accrued expenses.

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

                  None.

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

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.



                                           CHATTOWN.COM NETWORK, INC.
                                                  (Registrant)


Dated: November 14, 2000                   By: /s/ Thomas Clay
                                               ---------------------------------
                                               Thomas Clay, President