Form 10KSB40
period 2000-12-31
ELOCITY NETWORKS CORP
filed 2001-04-17
CIK 1029802

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      Annual Report Under Section 13 or 15(d) of the Securities
         Exchange Act of 1934

[ ]      Transition Report Under Section 13 or 15(d) of Securities
         Exchange Act of 1934

         For the transition period from ______ to ______

Commission File Number: 0-27087

                          ELOCITY NETWORKS CORPORATION
------------------------------------------------------------------------------
      (Exact Name of Small Business Registrant as Specified in its Charter)


            DELAWARE                                        58-2027283
-------------------------------                  ------------------------------
(State or other jurisdiction of                  (IRS Employer Identification
 Incorporation or Organization)                            Number)


          200 SOUTH WASHINGTON BLVD., SUITE 9, SARASOTA, FLORIDA 34236
          ------------------------------------------------------------
                    (Address of Principal Executive Offices)

Registrant's Telephone Number:  (941) 957-1009

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

         Indicate by check mark whether the Registrant (1) has filed all documents and reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]       NO [ ]

         Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State Registrant's revenues for its most recent fiscal year: $642,363

         The aggregate market value of the common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock as of March 29, 2001, was $1,175,708

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         The number of shares outstanding of the Registrant's sole class of Common Stock as of March 29, 2001, was 35,757,084.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

                           FORWARD-LOOKING STATEMENTS

         This Report on Form 10-KSB contains certain forward-looking statements. These forward looking statements may include statements regarding (i) research and development plans, marketing plans, capital and operations expenditures, and results of operations; (ii) potential financing arrangements; (iii) potential utility and acceptance of the Registrant's existing and proposed products; and
(iv) the need for, and availability of, additional financing.

         The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the business of the Registrant which involve judgments with respect to, among other things, future economic and competitive conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information contained herein, the inclusion of such information should not be regarded as any representation by the Registrant or any other person that the objectives or plans of the Registrant will be achieved.

                          ELOCITY NETWORKS CORPORATION
                              Report on Form 10-KSB

                   For the Fiscal Year Ended December 31, 2000

                                TABLE OF CONTENTS



                                                      Part I

Item 1.           Description of Business.........................................................................4

Item 2.           Description of Property.........................................................................7

Item 3.           Legal Proceedings...............................................................................7

Item 4.           Submission of Matters to Vote of Security Holders...............................................7


                                                      Part II

Item 5.           Market for Common Equity and Related Stockholder Matters........................................8

Item 6.           Management's Discussion and Analysis or Plan of Operation......................................10

Item 7.           Financial Statements...........................................................................11

Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.........................................................12

                                                     Part III

Item 9.           Directors and Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..............................................12

Item 10.          Executive Compensation.........................................................................14

Item 11.          Security Ownership of Certain Beneficial Owners and Management.................................15

Item 12.          Certain Relationships and Related Transactions.................................................15

Item 13.          Exhibits, List and Reports on Form 8-K.........................................................16

Signatures.......................................................................................................18


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         BACKGROUND

         As used herein the term "Company" refers to eLocity Networks Corporation, its subsidiaries and predecessors, unless indicated otherwise. The Company was incorporated in the State of Delaware on January 6, 1993, as Vaxcel, Inc.. The Company was formed as a wholly- owned subsidiary of CytRx Corporation ("CytRx"). In May 1997, the Company completed a merger with Zynaxis, Inc. ("Zynaxis"), resulting in the issuance of an aggregate of 12.5% of its outstanding (post-merger) shares of common stock to the former shareholders of Zynaxis. The Company historically engaged in the development and commercialization of vaccine adjuvants and delivery systems and a novel vaccine for the treatment of cancer. However, in the second quarter of 1999 the Company sold all of the rights to its technologies for cash and discontinued all of its operations. The Company continues to hold rights to develop and commercialize a certain cancer antigen under a license agreement from University College London, but no longer has any employees or other ability to develop its technologies further without assistance.

         On June 2, 1999, A-Z Professional Consultants, Inc., a Utah corporation ("A-Z"), entered into a Stock Acquisition Agreement ("Agreement") with CytRx. Pursuant to the Agreement A-Z purchased Nine Million Six Hundred Twenty-Five Thousand (9,625,000) shares of the common stock of the Company from CytRx. During the third quarter of 1999, the Company settled all of its liabilities from the proceeds it collected from the sale of its technologies, and remained a shell from that time until April 2000. On April 10, 2000, the Company purchased a 100% interest in Value Plus Marketing, Inc. ("Value Plus"), a private internet company, in consideration of 24,000,000 shares of the Company's common stock. On that same date, Thomas Clay and Mark Schellenberger, who were the sole shareholders of Value Plus, were elected sole officers and directors of the Company and the Company's other officers and directors resigned.

          On February 3, 2000, the Company changed its name to Chattown.com Network, Inc. and amended its Articles of Incorporation to change the number of its authorized $0.001 par value shares of common stock from 30,000,000 to 200,000,000. On December 19, 2000, the Company changed its name to eLocity Networks Corporation, the current name of the Company.

         BUSINESS

         The Company builds and maintains websites for entertainment and informational purposes. Its revenues are generated by sales of banner advertising, sales of chat room memberships, and investor relations services.

         The Company receives most of its revenues from market awareness services for public companies, which it performs on a fee for service basis. The Company provides financial content on its Bell2bell.com, Pennypicks.com and Stockmarketchat.com websites. The Pennypicks.com website provides narrative descriptions of the Company's public company clients. The Company also disseminates information on its client companies to subscribers to its financial websites on an opt-in basis. The website and e-mail content narratives are written by the Company's officers from information provided to the Company through filings with the Securities and Exchange Commission, press releases, and information provided directly by the Company's customers.

         In addition to its financial content websites, the Company maintains interactive websites under the names Chattown.com, Chattersworld.com, 1chatblvd.com, Chitterchatter.com, Chatsports.com, Cashprize.com, Trustspot.com, and Buyopt.com.. While some of the Company's interactive websites are general chat rooms, some have specific focuses. The Company's Cashprize.com website, for example, is an opt-in e-mail site which offers prizes to persons who agree to provide the Company with their e-mail addresses and certain other information, which the Company then uses for targeted advertising. The Company's Trustspot.com website features products which the Company believes represents good value. The Company has under construction its HoundDog.com website, which, when completed, will be an internet search portal. The Company also maintains an interactive dating website, loversonly.com, and a political website, Chatpolitics.com.

         COMPETITION

         The Internet industry is intensely competitive and there are many well-established competitors and may have substantially greater financial and other resources than the Company. These companies may be better established in the marketplace.

         The market for on-line products and services is new, rapidly evolving, and intensely competitive, and the Company expects competition to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software.

         The Company also potentially faces competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online person-to-person interaction. Large companies with strong brand recognition and experience in online commerce also may seek to compete in the online entertainment delivery market.

         EMPLOYEES

         As of December 31, 2000, the Company employed 2 persons, both of whom are officers of the Company.

         GOVERNMENTAL REGULATION

         Existing domestic and international laws or regulations regulate communications or commerce on the web. Further, laws and regulations that address issues such as user privacy, pricing, on-line content regulation, taxation and the characteristics and quality of on-line products and services are under consideration by federal, state, local and foreign governments and agencies. Several telecommunications companies have petitioned the Federal Communications Commission to regulate internet service providers and online service providers in a manner similar to the regulation of long distance telephone carriers and to impose access fees on such companies. This regulation, if imposed, could increase the cost of transmitting data over the web. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property, ownership and infringement, liable, obscenity and personal privacy are applicable to the web. The Federal Trade Commission and government agencies in certain states have been investigating certain internet companies regarding their use of personal information. The Company cannot anticipate the nature and extent of this regulation, nor its impact on the Company.

         The Company is subject to regulation by the Securities and Exchange Commission with respect to the information which it provides about clients through its content-based websites or on an e-mail basis. The Company believes that it complies with its regulatory obligations.

         SUBSEQUENT EVENTS

         On March 5, 2001, the Company acquired 20,000,000 shares of common stock, or eighty percent (80%) of the shares of common stock then issued and outstanding, of Cyber Equestrian, Inc., a Nevada corporation ("Cyber Equestrian"). The Company acquired these shares of Cyber Equestrian through an agreement between the Company's Value Plus subsidiary and Axia Group, Inc. ("Axia"), pursuant to which Value Plus is required to display corporate information concerning Axia on the Company's websites. Also pursuant to the same agreement, Axia has agreed to provide the Company with legal services necessary to file a registration statement with respect to the transfer of all Cyber Equestrian shares held by the Company to the Company's shareholders, should the Company elect in the future to make that distribution.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company owns no real property. The Company is leasing its office located at 200 South Washington Blvd., Suite 9, Sarasota, Florida 34236. The lease for the office space expires at the end of May 2001. The Company plans on renewing the lease on a month-to- month basis.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matter was submitted during the fiscal year covered by this Report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, ELOC (formerly CTWN). Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended December 31, 2000 and 1999 are as follows:

                                                     BID PRICES
                                                 -------------------
         PERIOD                                  HIGH           LOW
         ------                                  ----           ----

Quarter Ended March 31, 1999                     .13            .06
Quarter Ended June 30, 1999                      .13            .06
Quarter Ended September 30, 1999                 .09            .06
Quarter Ended December 31, 1999                  .19            .07
Quarter Ended March 31, 2000                    3.625           .08
Quarter Ended June 30, 2000                      .9375          .5625
Quarter Ended September 30, 2000                 .875           .50
Quarter Ended December 31, 2000                  .25            .125

         Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

         The Company has been advised that thirteen member firms of the NASD are currently acting as market makers for the common stock.

         As of March 29, 2001, there were 253 holders of record of the Company's common stock. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners.

         As of March 29, 2001, there were 35,757,084 shares of common stock issued and outstanding. Of those shares 30,798,812 shares are "restricted" securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Of these restricted securities, 24,000,000 shares held by affiliates may be sold pursuant to a registration statement or pursuant to Rule 144.

         In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of the Company (in general, a person who has a control relationship with the company) who has owned restricted securities of common stock beneficially for at least one year is entitled to sell, within any three-month period, that number of shares of a class of securities that does not exceed the greater of (i) one percent (1%) of the shares of that class then outstanding or, if the common stock is quoted on NASDAQ, (ii) the average weekly trading volume of that class during the four calendar weeks preceding such sale. A person who has not been an affiliate of the company for at least the three months immediately preceding the sale and has beneficially owned shares of common stock for at least two (2) years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

         No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing from time-to-time. Sales of substantial amounts of common stock on the public market could adversely affect the prevailing market price of the common stock.

         The Company has never paid a cash dividend on its common stock. The payment of dividends may be made at the discretion of the Board of Directors of the Company and will depend upon, among other things, the Company's operations, its capital requirements, and its overall financial condition.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the Financial Statements for the years ended December 31, 2000 and 1999, appearing elsewhere in this Report on Form 10-KSB.

         The Company's Financial Statements filed with this Report, and the discussion which follows under this Item 6, have been prepared on the basis of the consolidation of the Company and its wholly-owned subsidiary, Value Plus. The Company's acquisition of all of the outstanding stock of Value Plus in April 2000 has been accounted for under the pooling of interest method of accounting (see Note A to the Financial Statements). In a pooling of interest, the assets, liabilities, stockholders' equity, revenues and expenses of both the Company and Value Plus have been combined as if both companies had been combined at the beginning of the periods presented, which, in this instance, means that the Financial Statements are combined as of January 1, 1999, notwithstanding that the actual combination of the companies did not occur until April 10, 2000.

RESULTS OF OPERATIONS

         The Company had revenues of $642,362 for the year ended December 31, 2000, compared to revenues of $463,309 for 1999. The Company's expenses increased to $404,941 in the year ended December 31, 2000, from $189,772 for 1999. Accordingly, although the Company's revenues increased substantially between 1999 to 2000, the Company's net income from operations decreased by $36,115, or approximately fifteen percent (15%) for the year ended December 31, 2000, compared to 1999, as a result of increased operating expenses.

         The Company's principal revenue focus in 2000 was the generation of fees from investor relations services. See Item 1, "Description of Business--Business." The substantial drop in stock prices which commenced in 2000 has substantially reduced the Company's ability to generate revenues from this source. The Company does not believe that its revenues from investor relations services will improve until both investors and its public company clients regain confidence in the ability of stock prices to increase significantly.

         Although banner advertising revenues have provided a substantial portion of the Company's revenues in the past, in 2000 revenues from this source began to decline as advertisers became more selective in spending their advertising dollars. The Company anticipates that its revenues from its interactive chat rooms will continue at the year 2000 level, and may increase as the Company develops additional chat rooms, which it anticipates.

         The Company had net income of $86,799 in the year ended December 31, 2000, compared to a net loss of $91,694 in 1999. Although the Company's net income from operations was comparable in each fiscal year, the Company had a net loss on securities of $56,791 in 2000 and a provision for income tax of $79,465 for the same year. The Company had no loss on securities nor any provision for income tax for the year ended December 31, 1999. The Company reported a loss from discontinued operations of $358,161 in 1999, compared to a loss from discontinued operations of $19,827 in the year 2000. The difference in loss from discontinued operations is a consequence of the Company's ceasing its then existing business in the third quarter of 1999.

         At December 31, 2000, the Company held trading securities which it had valued at $215,443 on receipt, but which had a market value of $64,677 at year end. The Company's $56,791 loss on securities, and the decrease in fair value of securities held by it at year end, occurred because of changes in the value of securities between the time that the Company received them as consideration for services and either the value of those securities at year end or the amount for which the Company realized from their sale during the year. The Company anticipates that such losses will continue to occur if the securities markets maintain their current volatility.

LIQUIDITY AND CAPITAL RESOURCES

          The Company had current assets of $186,100 and current liabilities of $78,978 at December 31, 2000. A substantial portion of the Company's current liabilities at December 31, 2000, consisted of income taxes payable in the amount of $67,502. The Company maintains a policy of paying its accounts on a timely basis, and accordingly the Company had accounts payable of only $11,476 at December 31, 2000.

         The Company believes that it has sufficient cash, cash equivalents and operating income to maintain its business at its existing level in 2001. However, management has determined that the Company can grow only through acquisitions. Management has commenced discussions with acquisition candidates having a variety of businesses, but as of the date of this Report has not determined to pursue to completion any particular business opportunity. The Company believes that it can make acquisitions primarily for stock, but that it will also require cash in order to acquire another business. As the Company does not have sufficient cash or cash equivalents for such purpose, the Company intends to sell common stock or other equity securities of the Company in 2001 on a private or public basis. The timing of any such equity sales, or the proceeds which the Company may realize from them, cannot now be anticipated.

ITEM 7. FINANCIAL STATEMENTS

         See the Index to Financial Statements on page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following sets forth the names and ages of the Company's officers and directors. The directors of the Company are elected annually by the shareholders, and the officers are appointed annually by the board of directors.

NAME                          AGE        POSITION
----                          ---        --------

Thomas Clay                   37         President, Director

Mark Schellenberger           36         Vice President, Treasurer, Director

         Both Messrs. Clay and Schellenberger have been employed by the Company or its predecessor since 1995.

         Directors are elected annually and hold office until the next annual meeting of the shareholders of the Company or until their successors are elected and qualify. Officers serve at the discretion of the Board of Directors. The Company does not pay any cash compensation for attendance at directors meetings or participation at directors functions.

BOARD OF DIRECTORS

         All directors of the Company hold office until the next annual meeting of stockholders or until their successors are elected and qualified.

         The Company's By-Laws eliminate the personal liability of officers and directors to the fullest extent permitted by Delaware Law. The effect of such provision is to require the Company to indemnify the officers and directors of the Company for any claim arising against such persons in their official capacities if such person acted in good faith and in a manner that he reasonably believed to be in or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was lawful.

         There are no committees of the Board, which acts as the full Board with respect to any matter. No director receives any compensation for serving as a member of the Board of Directors.

         No compensation is paid to any director, as such, for his or her services, but, by resolution of the Board of Directors, a fixed sum or expense for actual attendance at each regular or special meeting by the Board may be authorized.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based solely on a review of Forms 4 and 5 furnished to the Company and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, the Company believes that all directors, officers and beneficial owners of more than 10% of any class of equity securities filed on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

         The following tables and notes present for the three years ended December 31, 2000, the compensation paid by the Company to the Company's President and Vice President. No other executive officer of the Company received compensation which exceeded $100,000 during any of the three years ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM COMPENSATION
                                                                -------------------------------------------------------------
                                                                             AWARDS                               PAYOUTS
                                                                ----------------------------------            ---------------
                                                                RESTRICTED          SECURITIES
NAME AND PRINCIPAL                                              STOCK               UNDERLYING                 ALL OTHER
POSITION                        YEAR       SALARY               AWARD(S)($)         OPTIONS/SARS(#)            COMPENSATION($
--------                        ----       ------               -----------         ---------------            --------------

Thomas Clay                     2000       $158,560 (1)              -0-                 -0-                        -0-
President, Director             1999       $125,000
                                1998       $ 95,000

Mark Schellenberger             2000       $ 99,422 (1)              -0-                 -0-                        -0-
Vice President,                 1999       $125,000
Treasurer, Director             1998       $ 95,000


--------------

(1) Consists of consulting fees and distributions. See Financial Statements, Note K.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth information with respect to the beneficial ownership of the Common Stock by (i) each of the directors of the Company, (ii) each person known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of March 29, 2001. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.


         NAME AND ADDRESS OF                               NUMBER OF SHARES                      PERCENTAGE
         BENEFICIAL OWNER                                  OF BENEFICIALLY OWNED                 OWNERSHIP OF
         -------------------                               ---------------------                 -------------
         Thomas Clay                                           12,000,000                            33.6%
         200 South Washington Blvd.
         Suite 9
         Sarasota, FL 34236

         Mark Schellenberger                                   12,000,000                            33.6%
         200 South Washington Blvd.
         Suite 9
         Sarasota, FL 34236

         World Alliance Consulting, Inc.                        2,380,063                            6.66%
         268 West 400 South, Suite 300
         Salt Lake City, Utah 84101

         Cyberamerica Corp.                                     2,850,000                            7.97%
         268 West 400 South, Suite 300
         Salt Lake City, Utah 84101

         Officers and Directors                                24,000,000                            67.1%
         as a group (2 persons)


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

EXHIBIT NO.       DESCRIPTION
-----------       -----------

2.1 Agreement and Plan of Merger and Contribution dated December 6, 1996, by and among CytRx Corporation, Vaxcel, Inc., Vaxcel Merger Subsidiary, Inc. and Zynaxis, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4 (File No 333-19125) filed on March 26, 1997). *

3.1 Certificate of Incorporation (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333-19125) filed on March 26, 1997) *

3.2 By-Laws (incorporated by reference to the Company's Registration Statement on Form S-4 (File No. 333- 19125) filed on March 26, 1997). *

3.3               Amendment to Certificate of Incorporation filed December 19,
                  2000.

10.1 Amended and Restated License Agreement dated October 10, 1996, by and between Vaxcel, Inc. and CytRx Corporation (incorporated by reference to the Company's Registration Statement on Form S-4 (File No 333-19125) filed on March 26,
                  1997). *

10.2 Amended and Restated Supply Agreement dated October 10, 1996 by and between Vaxcel, Inc. and CytRx Corporation ( incorporated by reference to the Company's Registration Statement on Form S-4 (File No 333-19125) filed on March 26,
                  1997). *

10.3 Services and Facilities Use Agreement dated October 10, 1996, by and between Vaxcel, Inc. and CytRx Corporation ( incorporated by reference to the Company's Registration Statement on Form S-4 (File No 333-19125) filed on March 26,
                  1997). *

10.4 Vaxcel, Inc. 1993 Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-4 (File No.333-19125) filed on March 26, 1997) *

10.5 Convertible Note dated March 30, 1998, by and between Vaxcel, Inc., and CytRx Corporation (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 31, 1999).
                  *

10.6 Convertible Note dated December 18, 1998, by and between Vaxcel, Inc., and CytRx Corporation (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 31,
                  1999). *

10.7 Convertible Note dated January 7, 1999, by and between Vaxcel, Inc., and CytRx Corporation (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 31, 1999).
                  *

10.8 Option Agreement dated January 27, 1999, by and between Vaxcel, Inc., and Innovax Corporation (incorporated by reference to the Company's Annual Report on Form 10-K filed on March 31, 1999). *

10.9 Compensation Agreement dated March 17, 2000, between the Company and Richard D. Surber for 500,000 shares of the Company's common stock. *

10.10 Stock Purchase Agreement between the Company, Thomas Clay and Mark Schellenberger dated April 10, 2000 (incorporated by reference to the Company's Report on Form 8-K filed April 20, 2000. *

10.11 Agreement dated February 12, 2001, between Value Plus Marketing, Inc., and Axia Group, Inc.

-------------------------
* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ELOCITY NETWORKS CORPORATION

Dated: April 16, 2001                   By:     /s/ THOMAS CLAY
                                            -----------------------------------
                                                 Thomas Clay, President

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.


         SIGNATURE                                   TITLE                                          DATE
         ---------                                   -----                                          ----
     /s/ THOMAS CLAY                        President, Director                                  April 16, 2001
--------------------------------
Thomas Clay

    /s/ MARK SCHELLENBERGER                 Vice President, Treasurer                            April 16, 2001
--------------------------------            and Director
Mark Schellenberger



                          eLOCITY NETWORKS CORPORATION

                        REPORT ON AUDITS OF CONSOLIDATED
                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 1999






                                              BOBBITT, PITTENGER & COMPANY, P.A.

                                    CONTENTS

                                                                       PAGE
                                                                       ----

FINANCIAL STATEMENTS

  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ...................          F-2

  CONSOLIDATED BALANCE SHEET .................................          F-3

  CONSOLIDATED STATEMENTS OF OPERATIONS ......................          F-4

  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY .............          F-5

  CONSOLIDATED STATEMENTS OF CASH FLOWS ......................          F-6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .................          F-7

February 14, 2001




TO THE STOCKHOLDERS
eLocity Networks Corporation
Sarasota, Florida

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance sheet of eLocity Networks Corporation and subsidiary as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eLocity Networks Corporation as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

Certified Public Accountants
                          eLOCITY NETWORKS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000




ASSETS

CURRENT ASSETS
Cash and cash equivalents                                  $    113,005
Trading securities                                               64,677
Accounts receivable - trade                                       8,418
                                                           ------------

TOTAL CURRENT ASSETS                                            186,100

PROPERTY AND EQUIPMENT
Computers                                                         7,498
Software                                                         19,957
                                                           ------------
                                                                 27,455

Less accumulated depreciation                                    12,603
                                                           ------------

                                                                 14,852

OTHER ASSETS
Rent deposit                                                      1,552
                                                           ------------

                                                           $    202,504
                                                           ============


    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                       $     11,476
    Income taxes payable                                         67,502
                                                           ------------

           TOTAL CURRENT LIABILITIES                             78,978

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value, 2,000,000
        shares authorized; no shares issued and
        outstanding
    Common stock, $.001 par value, 200,000,000
        shares authorized; 35,494,656 shares
        issued and outstanding                                   35,495
    Additional paid-in capital                               12,558,767
    Retained deficit                                        (12,408,236)
    Less: treasury stock 200,000 shares                         (62,500)
                                                           ------------

                                                                123,526
                                                           ------------

                                                           $    202,504
                                                           ============


                       See notes to financial statements.

                          eLOCITY NETWORKS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 DECEMBER 31,
                                                          -------------------------------
                                                            2000                  1999
                                                          ---------             ---------

REVENUES
    Membership fees - net                                 $  50,875             $ 274,727
    Advertising                                             591,488               188,582
                                                          ---------             ---------
                                                            642,363               463,309

EXPENSES
    Advertising                                               6,185                 6,559
    Automobile                                                4,528                16,381
    Consulting                                              138,562
    Depreciation                                              4,286                 3,620
    Legal and accounting                                     47,001
    Office expense                                           15,290                43,510
    Online and hosting service                              150,215               104,265
    Other expense                                            22,468                 9,573
    Rent                                                      6,008
    Telephone                                                 3,962                 3,149
    Travel                                                    6,436                 2,715
                                                          ---------             ---------
                                                            404,941               189,772
                                                          ---------             ---------

NET INCOME FROM OPERATIONS                                  237,422               273,537

OTHER INCOME (EXPENSE)
    Interest/other                                            5,460                10,430
    Stock compensation                                                            (17,500)
    Loss on securities                                      (56,791)
                                                          ---------             ---------
                                                            (51,331)               (7,070)
                                                          ---------             ---------

Income before provision for income taxes
    and discontinued operations                             186,091               266,467

Provision for income tax                                     79,465
                                                          ---------             ---------

NET INCOME FROM CONTINUING OPERATIONS                       106,626               266,467

    Loss from discontinued operations, net
        of tax of $11,963 and $0, respectively              (19,827)             (358,161)
                                                          ---------             ---------
NET INCOME (LOSS)                                         $  86,799             $ (91,694)
                                                          =========             =========

NET INCOME (LOSS) PER COMMON SHARE
    Basic                                                 $   .0024             $  (.0026)
                                                          =========             =========



                       See notes to financial statements.

                          eLOCITY NETWORKS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY





                                    COMMON STOCK               ADDITIONAL
                          ------------------------------        PAID-IN       TREASURY         RETAINED
                             SHARES           AMOUNT             CAPITAL        STOCK          (DEFICIT)            TOTAL
                          ------------    --------------      -------------  ------------     -----------           -----

Balance at
   January 1, 1999          34,995,000     $     34,995     $ 12,461,767     $                 $(12,122,155)     $    374,607

Issuance of common
   stock for services          500,000              500           34,500                                               35,000

Distributions                                                                                      (156,348)         (156,348)

Net Income                                                                                          (91,694)          (91,694)
                          ------------     ------------     ------------     ------------      ------------      ------------

Balance at
   December 31, 1999        35,495,000           35,495       12,496,267                        (12,370,197)          161,565

Treasury stock                                                    62,500          (62,500)                                  0

Distributions                                                                                      (124,838)         (124,838)

Net Income                                                                                           86,799            86,799
                          ------------     ------------     ------------     ------------      ------------      ------------

Balance at
   December 31, 2000        35,495,000     $     35,495     $ 12,558,767     $    (62,500)     $(12,408,236)     $    123,526
                          ============     ============     ============     ============      ============      ============













                       See notes to financial statements.

                          eLOCITY NETWORKS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           DECEMBER 31,
                                                    -------------------------
                                                        2000           1999
                                                     ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES
    Customer and advertising receipts                $ 330,172      $ 425,232
    Interest and other income                            5,460         10,262
    Cash paid to suppliers                            (414,332)      (183,116)
                                                     ---------      ---------

NET CASH (USED) PROVIDED BY
    OPERATING ACTIVITIES                               (78,700)       252,378

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                 (10,440)        (6,917)
    Proceeds from sale of trading securities           228,051
                                                     ---------      ---------

NET CASH PROVIDED (USED) BY INVESTING
    ACTIVITIES                                         217,611         (6,917)
                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions                                     (124,838)      (156,348)
                                                     ---------      ---------

NET INCREASE IN
    CASH AND CASH EQUIVALENTS                           14,073         89,113

CASH AND CASH EQUIVALENTS,
    beginning of year                                   98,932          9,819
                                                     ---------      ---------

CASH AND CASH EQUIVALENTS,
    end of year                                      $ 113,005      $  98,932
                                                     =========      =========

RECONCILIATION OF NET INCOME (LOSS) TO
    NET CASH (USED) PROVIDED BY OPERATING
      ACTIVITIES

NET INCOME (LOSS)                                    $  86,799      $ (91,694)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
    TO NET CASH (USED) PROVIDED BY
      OPERATING ACTIVITIES
        Depreciation                                     4,286          3,620
        Loss on sale of securities                      56,791
        Loss from discontinued operations                             358,161
        Decrease (increase) accounts receivable         37,147        (38,077)
        Trading securities received for services      (349,553)
        Decrease in prepaids                            17,500         17,500
        Increase in rent deposit                        (1,552)
        Increase in accounts payable                    10,428          1,083
        Increase in income taxes payable                59,454          1,785
                                                     ---------      ---------

NET CASH (USED) PROVIDED BY
    OPERATING ACTIVITIES                             $ (78,700)     $ 252,378
                                                     =========      =========

SUPPLEMENTARY INFORMATION:
    Interest paid                                    $      --      $      --
                                                     =========      =========
    Income taxes paid                                $      --      $      --
                                                     =========      =========

SIGNIFICANT NON-CASH TRANSACTIONS:
    Trading securities received for advertising      $(349,553)     $      --
                                                     =========      =========
    Stock compensation expense                       $      --      $  35,000
                                                     =========      =========









                       See notes to financial statements.

                          eLOCITY NETWORKS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND CONSOLIDATION

The consolidated financial statements include the accounts of eLocity Network Corporation (formerly Vaxcel, Inc.) (the Company) and its wholly-owned subsidiary, Value Plus Marketing, Inc. (Value Plus). All significant inter-company balances and transactions have been eliminated in consolidation.

On April 10, 2000, Vaxcel purchased 100% of the outstanding stock of Value Plus (See Note B). The stock purchase was accounted for under the pooling of interests method of accounting. In a pooling of interest, the underlying assets, liabilities, stockholders' equity, revenues and expenses are combined and become the recorded amounts of the combined company as if they had been combined at the beginning of the periods presented.

ORGANIZATION

eLocity Network Corporation's business is to build and maintain websites for entertainment and informational purposes. The Company is paid by other internet companies to advertise on its websites. The Company also receives membership revenue from individuals who want to subscribe to their e-mail services. The Company's primary objectives are to diversify and develop feature rich websites with unique content which will enable it to expand its global reach and overall market share and to acquire and develop internet companies.

REVENUE AND COST RECOGNITION

Revenue is generated from membership fees, advertising sales and other website visits originating at the Company's websites. The Company recognizes income and the related expenses when earned and incurred, respectively. The Company often receives stock in lieu of cash for advertising fees from other internet based companies. The customers' fee for this form of payment is between 20% - 50% higher because of the uncertainty of the companies' longevity in this sector. The Company records the revenue at the fair market value of the stock and then discounts the revenue to reflect the markup of 20% - 50%. The Company uses an average 40% to discount this revenue to actually reflect the revenue received had the customer paid in cash. Some of the stock received has restrictions. However, it is management's intent to sell the stock quickly to hedge itself against market volatility.

                          eLOCITY NETWORKS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to five years.

INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of the shares outstanding during the year plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. At December 31, 2000, there were no outstanding stock options or warrants.

CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

INCOME TAXES

Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes".

ADVERTISING EXPENSE

The cost of advertising is expensed as incurred. The Company incurred $6,185 and $6,559 in advertising costs for years ended 2000 and 1999, respectively.

                          eLOCITY NETWORKS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INVESTMENTS

Trading securities are often received as revenue in lieu of cash. The security is recorded at fair market value on the day of receipt. The Company uses an average 40% discount on stock received based on the fair value of advertising fees. Realized gains and losses and declines in value judged to be other than temporary on trading securities are recorded as a loss and expensed in the Consolidated Statement of Operations. The cost of securities sold is based on the specific identification method.

ACCOUNTS RECEIVABLE

The Company uses the direct write-off method to account for uncollectible accounts receivable. There were no uncollectible accounts as of December 31, 2000.

STOCK BENEFIT PLAN

On April 3, 2000, the Company adopted a stock benefit plan authorizing the issuance of 750,000 shares of the Company's common stock, par value $.001. At the discretion of the Board of Directors, shares may be issued or options to acquire shares may be granted. At December 31, 2000 there were no shares or options that had been issued.

                          eLOCITY NETWORKS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE B - MERGER AND ACQUISITION

Vaxcel, Inc. (Vaxcel) was formed on January 6, 1993 as a wholly-owned subsidiary of CytRx corporation (CytRx). On June 2, 1999, A-Z Professional Consultants, Inc., a Utah corporation ("A- Z"), entered into a Stock Acquisition Agreement ("Agreement") with CytRx. A-Z purchased 9,625,000 shares or 87.5% of Vaxcel's issued and outstanding shares of common stock for two hundred fifty thousand dollars ($250,000) and discontinued all operations of the Company. A-Z did not apply push down accounting to the net assets acquired from Vaxcel. In addition, CytRx terminated its license of Optivax to Vaxcel, resulting in the assignment of CytRx of Vaxcel's rights and obligations under its license agreement to Corixa Corporation.

From June 2, 1999 through April 9, 2000, Vaxcel was considered a development stage company as defined in SFAS No.7.

On April 10, 2000, Vaxcel entered into a Stock Purchase Agreement ("Agreement") with Value Plus, a private internet company headquartered in Sarasota, Florida. Pursuant to the Agreement, Vaxcel purchased 100% of the stock of Value Plus, for twenty-four million shares of the common stock of Vaxcel. The twenty-four million shares of the Company's common stock was equivalent to approximately 69% of the Company's issued and outstanding shares of its common stock. Upon the merger, Vaxcel changed its name to ChaTTown.com Network, Inc.

The Company (formerly ChaTTown.com Network, Inc.) changed its name to eLocity Networks Corporation in December of 2000.

NOTE C - TRADING SECURITIES

                                                     GROSS
                                 AMORTIZED         REALIZED          FAIR
                                    COST             LOSSES         VALUE
                                 ----------       ------------      -----

DECEMBER 31, 2000

Trading securities               $215,443         $150,766          $64,677
                                 ========         ========          =======

The Company's market value declines occurred on securities acquired as payment of advertising revenue. Revenue is discounted because the Company charges customers who pay with securities, in lieu of cash, a premium of between 20% - 50%. An average of 40% was used as the discount (See Note A). The Company's position is to sell securities received as revenue, as quickly as possible, to hedge against market volatility. All securities received were from advertising customers.

                          eLOCITY NETWORKS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE D - DISCONTINUED OPERATIONS

The Company's discontinued operational losses of Vaxcel are included in the consolidated income statement. Amounts total $19,827 and $358,161 for years ended December 31, 2000 and 1999, respectively.

Discontinued operations are not shown net of tax in 1999 because of the inability of Vaxcel to realize this deferred tax asset.

NOTE E - STOCKHOLDERS' EQUITY

The consolidated statement of stockholders' equity is presented as if the merger on April 10, 2000 had occurred January 1, 1999.

On October 25, 2000, 200,000 shares of common stock were donated to the Company. The Company used the treasury stock cost method to account for the donation. The amount was recorded as donated capital in the amount of $62,500. (See Note B for additional equity transactions)

NOTE F - INCOME TAXES

Significant components of the provision for income taxes attributable to income for the year ended December 31, 2000 are as follows:

                                            AMOUNT            PERCENT
                                            ------            -------

Current:
    Federal                                 $ 56,167             28.0%
    State                                     11,335              5.5%
                                            --------

        Total current                         67,502

Deferred tax asset

    Federal and state                        (21,370)            37.6%
    Less: valuation allowance                 21,370
                                            --------

                                            $ 67,502
                                            ========

Prior to April 9, 2000, Value Plus was not incorporated and operated as a sole proprietorship, therefore no provision for income tax was made. The Company has elected to record a valuation allowance equal to the deferred tax benefit because of uncertainty over its realization.

                          eLOCITY NETWORKS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE G - EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share
(EPS):

                                                2000                1999
                                                ----                ----

Numerator

    Income loss                              $     86,799     $    (91,694)
                                             ------------     ------------

                                             $     86,799     $    (91,694)
                                             ============     ============

Denominator

    Denominator for basic earnings per
        share - weighted-average shares        35,494,656       35,161,322
                                               ----------       ----------

The computation of diluted EPS is the same as basic earnings per share because there are no dilutive securities, therefore diluted EPS is not presented.

NOTE H - OPERATIONS PRIOR TO ACQUISITION

Operations from January 1 - April 9, 2000 for Vaxcel and Value Plus are as follows:

                                              VAXCEL       VALUE PLUS
                                              ------       ----------

Revenues                                      $             $234,317

Expenses                                        31,790        55,191
                                              --------      --------

Net income before taxes                        (31,790)      179,126

Income tax benefit                              11,963
                                              --------      --------

Net (loss) income                             $(19,827)     $179,126
                                              =======       ========
Operations above for Vaxcel is included in the discontinued operations section of the income statement for the year ended December 31, 2000.

                          eLOCITY NETWORKS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE H - OPERATIONS PRIOR TO ACQUISITION (CONTINUED)

Operations for year ended December 31, 1999 for Vaxcel and Value Plus are as follows:

                                   VAXCEL                VALUE PLUS
                                   ------                ----------

Revenues                          $                     $ 463,309

Expenses                            358,161               189,772
                                  ---------             ---------

Net income                         (358,161)              273,537

Other income (expense)                                     (7,070)
                                  ---------             ---------

Net income                        $(358,161)            $ 266,467
                                  =========             =========

NOTE I - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and investments.

The Company maintains cash and cash equivalents and short and long-term investments with several financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy. The Company does not require collateral on these financial instruments.

NOTE J - COMMITMENTS AND CONTINGENCIES

The Company leases various automobiles and office space under non-cancelable operating leases. Automobile leases were taken over by the officers prior to the merger in 2000. Auto lease expense was $2,460 for 2000 and $16,381 for 1999. The lease on the office space began on April 1, 2000 and expires March 31, 2001. Expense for the office space was $6,000 for the year ended December 31, 2000.

NOTE K - RELATED PARTY TRANSACTIONS

In 2000, prior to the merger, (See Note B), Value Plus paid distributions in the amount of $124,838 to the owners and in 1999 Value Plus paid $156,348 in distributions to the owners. In 2000 after the merger, (See Note B), the Company paid $123,145 to the directors as consulting fees.