Form 10QSB
period 2001-03-31
ELOCITY NETWORKS CORP
filed 2001-05-21
CIK 1029802

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three month period ending March 31, 2001


                          eLOCITY NETWORKS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                      58-2027283                   0-22373
--------------------------------------------------------------------------------
(State or other jurisdiction         (IRS Employer             (Commission File
 of Incorporation)               Identification Number)             Number)

          200 South Washington Blvd., Suite 9, Sarasota, Florida 34236
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (941) 957-1009
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes [X]           No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                  Yes [X]           No [ ]

                         APPLICABLE TO CORPORATE ISSUERS

On March 31, 2001, the Registrant had outstanding 35,495,656 shares of common stock.

                          eLOCITY NETWORKS CORPORATION

                                      INDEX

                                                                      Page No.
                                                                      --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets, March 31, 2001
         and March 31, 2000............................................  3

         Consolidated Statements of Operations,
         Three Months Ended March 31, 2001 and 2000....................  4

         Consolidated Statement of Stockholders Equity.................  5

         Consolidated Statements of Cash Flows,
         Three Months Ended March 31, 2001 and 2000....................  6

Item 2.  Management's Discussion and Analysis or Plan of Operation.....  7


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................  9

Item 2.  Changes in Securities and Use of Proceeds.....................  9

Item 3.  Defaults Upon Senior Securities...............................  9

Item 4.  Submission of Matters to a Vote of Security Holdings..........  9

Item 5.  Other Information.............................................  9

Item 6.  Exhibits and Reports on Form 8-K..............................  9
                          eLOCITY NETWORKS CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                             March 31,            December 31,
                                                               2001                   2000
                                                           ------------           ------------
           ASSETS

Cash and cash equivalents                                  $     78,506           $    113,005
Trading securities                                               55,647                 64,677
Accounts receivable - net                                           630                  8,418
Prepaids                                                         50,000                     --
                                                           ------------           ------------
    TOTAL CURRENT ASSETS                                        184,783                186,100

EQUIPMENT - NET                                                  18,091                 14,852

OTHER ASSETS                                                      1,552                  1,552
                                                           ------------           ------------
                                                           $    204,426           $    202,504
                                                           ============           ============


           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable                                       $     23,004           $     11,476
    Income taxes payable                                         57,502                 67,502
                                                           ------------           ------------
        TOTAL CURRENT LIABILITIES                                80,506                 78,978

    Minority interest in consolidated subsidiary                 33,302                     --

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value, 200,000,000
        shares authorized; no shares issued and
        outstanding
    Common stock, $.001 par value, 200,000,000
        shares authorized; 35,494,656 shares
        issued and outstanding, respectively                     35,495                 35,495
    Additional paid-in capital                               12,558,767             12,558,767
    Accumulated deficit                                     (12,441,144)           (12,408,236)
    Less: treasury stock 200,000 shares                         (62,500)               (62,500)
                                                           ------------           ------------
                                                                 90,618                123,526
                                                           ------------           ------------
                                                           $    204,426           $    202,504
                                                           ============           ============


                          eLOCITY NETWORKS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                   2001                 2000
                                                 ---------           ---------
REVENUES
     Membership fees - net                       $  18,310           $  19,023
     Advertising                                    53,472             215,294
                                                 ---------           ---------
                                                    71,782             234,317



EXPENSES
     Advertising                                    25,488                  --
     Automobile                                         --               4,528
     Depreciation                                    1,763               1,021
     Office expense                                  1,904              11,798
     Online and hosting service                     28,720              27,963
     Other expense                                   1,936               4,176
     Professional development                        5,890                  --
     Professional fees                              18,207                  --
     Rent                                            2,327                  --
     Salary expense                                 37,785                  --
     Telephone                                       2,906                 380
     Travel                                            303               5,325
                                                 ---------           ---------
                                                   127,229              55,191
                                                 ---------           ---------

NET (LOSS) INCOME FROM OPERATIONS                  (55,447)            179,126
                                                 ---------           ---------

OTHER INCOME (EXPENSE)
     Interest/other                                    634                 139
     Other income                                    4,488                  --
     Cyber Equestrian, Inc. acquisition             16,786                  --
     Gain on trading securities                        631              (6,502)
                                                 ---------           ---------

                                                    22,539              (6,363)
                                                 ---------           ---------
NET (LOSS) INCOME                                $ (32,908)          $ 172,763
                                                 =========           ---------

NET (LOSS) INCOME PER SHARE                      $  (.0009)          $   .0045
                                                 =========           =========
                          eLOCITY NETWORKS CORPORATION
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY






                                      Common Stock             Additional
                             ----------------------------        Paid-in        Treasury          Accumulated
                               Shares             Amount         Capital          Stock             (Deficit)          Total
                             ----------      ------------      ------------     ------------      ------------      ------------
Balance at,
     January 1, 2000         35,495,656      $     35,495      $ 12,496,267     $                 $(12,370,197)     $    161,565

Treasury stock                                                       62,500          (62,500)                                 --

Distributions                                                                                         (124,838)         (124,838)

Net income                                                                                              86,799            86,799
                             ----------      ------------      ------------     ------------      ------------      ------------
Balance,
     December 31, 2000       35,495,656            35,495        12,558,767          (62,500)      (12,408,236)          123,526

Net loss                                                                                               (32,908)          (32,908)
                             ----------      ------------      ------------     ------------      ------------      ------------
Balance at,
     March 31, 2001          35,495,656      $     35,495      $ 12,558,767     $    (62,500)     $(12,441,144)     $     90,618
                           ============      ============      ============     ============      ============      ============


                          eLOCITY NETWORKS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,




                                                                          2001              2000
                                                                       ---------         ---------
RECONCILIATION OF NET (LOSS) INCOME TO NET CASH
             (USED) PROVIDED BY OPERATING ACTIVITIES

NET (LOSS) INCOME                                                      $ (32,908)        $ 152,936

ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO
             NET CASH (USED) PROVIDED BY OPERATING
               ACTIVITIES
                 Depreciation                                              1,763             1,021
                 Decrease in accounts receivable                           7,788            45,565
                 (Increase) decrease in prepaids                         (50,000)           35,000
                 Increase in other assets                                     --            (1,552)
                 Increase in accounts payable and
                    income taxes payable                                   1,528             4,319
                                                                       ---------         ---------
NET CASH (USED) PROVIDED BY
              OPERATING ACTIVITIES                                       (71,829)          237,289
                                                                       ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
              Noncash items in merger of Cyber Equestrian, Inc.           27,395
              Proceeds from sale of trading securities                    15,566
              Purchase of property and equipment                          (5,000)           (7,668)
              Stock received for advertising                                  --          (148,321)
              Loss (gain) on trading securities                             (631)            6,502
                                                                       ---------         ---------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                          37,330          (149,487)
                                                                       ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
              Distributions                                                   --          (124,838)
                                                                       ---------         ---------
NET CASH (USED) BY
              FINANCING ACTIVITIES                                            --          (124,838)
                                                                       ---------         ---------
NET DECREASE IN
              CASH AND CASH EQUIVALENTS                                  (34,499)          (37,036)
                                                                       ---------         ---------
CASH AND CASH EQUIVALENTS,
              beginning of year                                          113,005           109,195
                                                                       ---------         ---------
CASH AND CASH EQUIVALENTS,
              end of period                                            $  78,506         $  72,159
                                                                       =========         =========
SUPPLEMENTAL DISCLOSURES:
             Taxes paid                                                $  10,000         $      --
                                                                       =========         =========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION GENERAL

         The following discussion and analysis should be read in conjunction with the Financial Statements for the three month period ended March 31, 2001 and 2000, appearing elsewhere in this Report on Form 10-QSB.

RESULTS OF OPERATIONS

         The Company's revenues decreased from $234,317 for the three month period ended March 31, 2000, to $71,782 for the three month period ended March 31, 2001. While the revenues generated from membership fees decreased minimally, the substantial decrease in revenues in the first quarter of 2001 as compared to the first quarter of 2000 was in advertising revenues, down from $234,317 for the three months ended March 31, 2000, to $71,782 in the comparable period in 2001.

         The Company had a loss from operations of $55,447 for the three months ended March 31, 2001, compared to net income from operations of $179,126 for the three months ended March 31, 2000. The Company had net loss of $32,908 for the three months ended March 31, 2001, compared to an income of $172,763 for the comparable 2000 period.

         Selling, general and administrative expenses increased from $55,191 for the three months ended March 31, 2000, to $127,229 for the comparable period in 2001. The increase in expenses is attributable to the different businesses of the Company in the three-month period ended March 31, 2000, compared to its business for the three months ended March 31, 2001. The Company was not active during the first quarter of 2000, and in April 2000 the Company acquired Value Plus Marketing, Inc., its current business operations. Upon acquiring all of the equity of Value Plus Marketing, Inc., the Company assumed the business operations of the acquired company, including accrued expenses. In addition, on March 5, 2001, the Company acquired 20,000,000 shares of common stock, or eighty percent (80%) of the shares of common stock then issued and outstanding of Cyber Equestrian, Inc., a Nevada corporation.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had current assets of $184,783 at March 31, 2001, compared to current assets of $186,100 at December 31, 2001. The Company's current assets are in the form of cash and cash equivalents and trading securities which consist substantially of marketable securities paid to the Company as compensation for its advertising services. At March 31, 2001, the Company had current liabilities of $80,506 compared to current liabilities of $78,978 at December 31, 2000. A substantial part of the Company's current liabilities for the first quarter of 2001, and 2000, are from income taxes payable.

         The Company believes that its current assets, together with income from operations, are sufficient to carry on the Company's business as now conducted. The Company may in the future expand its existing business operations through the creation of new websites, the acquisition for cash, debt and securities of other websites, or the creation or acquisition of other businesses.

         The Company recently signed a letter of intent and anticipates acquiring American Eagle II, Inc, a Nevada corporation. The Company believes that the synergy developed from this acquisition, together with both companies core proprietary technologies, will uniquely position the Company as a leading technology company.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      A.   EXHIBITS.

           None.

      B.   REPORTS ON FORM 8-K

           The Company filed a Form 8-K on May 14, 2001, to document the Company's acquisition of Cyber Equestrian, Inc., a Nevada corporation ("Cyber Equestrian"). On March 5, 2001, the Company acquired 20,000,000 shares of common stock, or eighty percent (80%) of the shares of common stock then issued and outstanding, of Cyber Equestrian. The financial statements of Cyber Equestrian were filed as an exhibit to the Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                                           ELOCITY NETWORKS CORPORATION
                                                   (Registrant)



Dated: May 21, 2001                        By: /s/ Thomas Clay
                                               ---------------------------------
                                                   Thomas Clay, President