Form 10QSB
period 2001-06-30
ELOCITY NETWORKS CORP
filed 2001-08-20
CIK 1029802

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


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

      Yes [ ]           No [ ]

                         APPLICABLE TO CORPORATE ISSUERS

On June 30, 2001, the Registrant had outstanding 35,495,656 shares of common stock.

                          ELOCITY NETWORKS CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheet, June 30, 2001
          and December 31, 2000..........................................  1

          Consolidated Statements of Operations, Three and Six
          Months Ended June 30, 2001 and 2000............................  2

          Consolidated Statement of Stockholders Equity..................  3

          Consolidated Statements of Cash Flows,
          Six Months Ended June 30, 2001.................................  4

Item 2.   Management's Discussion and Analysis or Plan of Operation......  6

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................  8

Item 2.   Changes in Securities and Use of Proceeds......................  8

Item 3.   Defaults Upon Senior Securities................................  8

Item 4.   Submission of Matters to a Vote of Security Holdings...........  8

Item 5.   Other Information..............................................  8

Item 6.   Exhibits and Reports on Form 8-K...............................  8

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          eLOCITY NETWORKS CORPORATION

                                    CONTENTS

                                                                           Page
                                                                           ----

FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEETS                                             1

    CONSOLIDATED STATEMENTS OF OPERATIONS                                   2

    CONSOLIDATED STATEMENTS OF
        CHANGES IN STOCKHOLDERS' EQUITY                                     3

    CONSOLIDATED STATEMENTS OF CASH FLOWS                                   4
                          eLOCITY NETWORKS CORPORATION

                           CONSOLIDATED BALANCE SHEETS





                                                              June 30,            December 31,
                                                               2001                   2000
                                                           ------------           ------------
           ASSETS

Cash and cash equivalents                                  $     19,947           $     70,806
Trading securities                                               45,011                 64,677
Accounts receivable - net                                        12,835                  8,418
Prepaids                                                         50,000                     --
                                                           ------------           ------------

        TOTAL CURRENT ASSETS                                    127,793                143,901

EQUIPMENT - NET                                                  16,578                 14,852

GOODWILL - NET                                                  134,375                     --

OTHER ASSETS                                                      1,552                  1,552
                                                           ------------           ------------

                                                           $    280,298           $    160,305
                                                           ============           ============


           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable                                       $     60,132           $     11,476
    Income taxes payable                                             --                  3,700
    Deferred credit                                             116,667                     --
                                                           ------------           ------------

        TOTAL CURRENT LIABILITIES                               176,799                 15,176

Minority interest in consolidated subsidiary                        821                     --

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value, 200,000,000
        shares authorized; no shares issued and
        outstanding
    Common stock, $.001 par value, 200,000,000
        shares authorized; 35,494,656 shares
        issued and outstanding, respectively                     35,495                 35,495
    Additional paid-in capital                               12,558,767             12,558,767
    Accumulated deficit                                     (12,429,084)           (12,386,633)
    Less: treasury stock 200,000 shares                         (62,500)               (62,500)
                                                           ------------           ------------
                                                                102,678                145,129
                                                           ------------           ------------
                                                           $    280,298           $    160,305
                                                           ============           ============


                          eLOCITY NETWORKS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                               Six months         Three months        Six months          Three months
                                                  ended              ended               ended               ended
                                              June 30, 2001       June 30, 2001      June 30, 2000       June 30, 2000
                                              -------------       -------------      -------------       -------------
REVENUES
     Membership & advertising                   $ 250,082           $ 139,368           $ 711,736           $ 279,844

EXPENSES
     Advertising                                   26,488               1,000              22,980              21,799
     Automobile                                       777                 777               8,028               4,383
     Depreciation and amortization                 19,151              11,138               1,810                 905
     Office expense                                 2,774                 870               6,756               4,940
     Online and hosting service                    75,094              46,374              59,189              28,556
     Other expense                                  1,858                 (78)             30,078              18,860
     Professional development                       7,165               1,275                  --                  --
     Professional fees                             53,514              35,307              37,576              22,576
     Rent                                           4,655               2,328               2,906               1,354
     Salary expense                               102,467              64,682                  --                  --
     Telephone                                      7,482               4,576               1,779               1,520
     Travel                                         1,301                 998               7,152               4,533
                                                ---------           ---------           ---------           ---------
                                                  302,726             169,247             178,254             109,426
                                                ---------           ---------           ---------           ---------

NET (LOSS) INCOME
         FROM OPERATIONS                          (52,644)            (29,879)            533,482             170,418
                                                ---------           ---------           ---------           ---------
OTHER INCOME (EXPENSE)
     Interest/other                                   994                 360             (10,334)             (3,177)
     Other income                                      --                  --                  --                  --
     Income (loss) from Cyber
         Equestrian, Inc. acquisition               3,279              (2,847)                 --                  --
     Gain (loss) on trading securities              5,920              (4,080)           (205,964)           (158,449)
                                                ---------           ---------           ---------           ---------

                                                   10,193              (6,567)           (216,298)           (161,626)
                                                ---------           ---------           ---------           ---------
NET (LOSS) INCOME
     BEFORE TAXES                                 (42,451)            (36,446)            317,184               8,792

PROVISION FOR INCOME TAXES                             --                  --             111,014                  --
                                                ---------           ---------           ---------           ---------

NET INCOME (LOSS)                               $ (42,451)          $ (36,446)          $ 206,170           $   8,792
                                                =========           =========           =========           =========

NET (LOSS) INCOME PER SHARE                     $  (.0012)          $  (.0010)          $   .0089           $   .0002
                                                =========           =========           =========           =========

                          eLOCITY NETWORKS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY






                                   Common Stock                Additional
                            ---------------------------         Paid-in         Treasury         Accumulated
                              Shares           Amount           Capital           Stock           (Deficit)           Total
                            ----------      ------------      ------------     ------------      ------------      ------------
Balance at,
    January 1, 2000         35,495,656      $     35,495      $ 12,496,267     $                 $(12,370,197)     $    161,565

Treasury stock                                                      62,500          (62,500)

Distributions                                                                                         (97,327)          (97,327)

Net income                                                                                             80,891            80,891
                            ----------      ------------      ------------     ------------      ------------      ------------
Balance,
    December 31, 2000       35,495,656            35,495        12,558,767          (62,500)      (12,386,633)          145,129

Net loss                                                                                              (42,451)          (42,451)
                            ----------      ------------      ------------     ------------      ------------      ------------

Balance at,
    June 30, 2001           35,495,656      $     35,495      $ 12,558,767     $    (62,500)     $(12,429,084)     $    102,678
                          ============      ============      ============     ============      ============      ============

                          eLOCITY NETWORKS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,



                                                                   2001                2000
                                                                ---------           ---------
RECONCILIATION OF NET (LOSS) INCOME TO NET CASH
       (USED) PROVIDED BY OPERATING ACTIVITIES

NET (LOSS) INCOME                                               $ (42,451)          $ 206,170

ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO
       NET CASH (USED) PROVIDED BY OPERATING
         ACTIVITIES
            Depreciation and amortization                          19,151               1,810
            Stock received for advertising                        (12,500)           (234,975)
            Gain on trading securities                             (5,920)                 --
            Loss on permanent decline of securities                    --             205,964
            Minority interest                                         821                  --
            (Increase) decrease in accounts receivable             (4,417)             17,500
            (Increase) decrease in prepaids                       (50,000)                 86
            Increase in goodwill                                 (150,000)                 --
            Increase in accounts payable and
                 income taxes payable                              44,956             102,966
            Increase in deferred credit                           116,667                  --
                                                                ---------           ---------

NET CASH (USED) PROVIDED BY
        OPERATING ACTIVITIES                                      (83,693)            299,521
                                                                ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sale of trading securities                   38,084                  --
        Purchase of property and equipment                         (5,250)               (677)
                                                                ---------           ---------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                   32,834                (677)
                                                                ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
        Distributions                                                  --            (182,255)
                                                                ---------           ---------

NET (DECREASE) INCREASE IN
        CASH AND CASH EQUIVALENTS                                 (50,859)            116,589

CASH AND CASH EQUIVALENTS,
        beginning of year                                          70,806              98,932
                                                                ---------           ---------

CASH AND CASH EQUIVALENTS,
        end of period                                           $  19,947           $ 215,521
                                                                =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                                    2001               2000
                                                                 ---------           -------
Taxes paid                                                       $  12,500           $      --
                                                                 =========           =========
Noncash transactions:
     Prepaid expense                                                50,000                  --
     Deferred credit from merger with Cyber Equestrians           (116,667)                 --
     Minority interest in Cyber Equestrians                           (821)                 --
     Stock received in lieu of cash for
        advertising revenue                                        (12,500)           (234,875)
     Noncash advertising revenue                                   (83,334)                 --
     Goodwill                                                      150,000                  --


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The following discussion and analysis should be read in conjunction with the Financial Statements for the three and six month periods ended June 30, 2001 and 2000, appearing elsewhere in this Report on Form 10-QSB.

RESULTS OF OPERATIONS

The Company's revenues decreased from $279,844 for the three month period ended June 30, 2000, to $139,368 for the three months ended June 30, 2001. Six month revenues declined to $250,082 for the six months ended June 30, 2001, from $711,736 for the six months ended June 30, 2000. Substantially all of the decrease in revenues was attributable to a decline in the Company's advertising revenues, which decline incurred in part as a consequence of a general decline in the use of the internet as an advertising medium during that period.

The Company had a net loss from operations of $29,879 for the three months ended June 30, 2001, compared to operating income of $170,418 for the comparable 2000 period. For the six months ended June 30, 2001, the Company had a net loss from operations of $52,644 compared to income from operations of $533,482 for the six months ended June 30, 2000. The Company had a net loss for the six months ended June 30, 2001, of $42,451 compared to net income of $206,170 for the comparable 2000 period, and a net loss of $36,446 for the three months ended June 30, 2001, compared to net income of $8,792 for the comparable 2000 period. The Company's losses were incurred in part because of a substantial decline in its membership and advertising revenues, and also because of an increase in the Company's expenses. The Company had significant increases in depreciation and amortization in the three and six month periods ended June 30, 2001, compared to the comparable periods in 2000. For those same periods, the Company also experienced a substantial increase in online and hosting service expenses and professional fees. The Company did not record a salary expense in the three and six month periods ended June 30, 2000, but had a salary expense of $64,682 in the three months ended June 30, 2001, and $102,467 for the six months ended June 30, 2001. The Company's line item for distributions (see Statement of Stockholders Equity) of $97,327 was reclassified as salary in 2001.

The Company was not active during the first quarter of 2000. In April of 2000 the Company acquired Value Plus Marketing, Inc., its current business operations. Upon acquiring all of the equity of Value Plus Marketing, Inc., the Company assumed the business operations of the acquired company, including accrued expenses. On March 5, 2001, the Company acquired 20,000,000 shares of common stock, or 80%, of the shares of common stock then issued and outstanding, of Cyber Equestrian, Inc., a Nevada corporation.

LIQUIDITY AND CAPITAL RESOURCES

The Company had current assets of $127,793 at June 30, 2001, compared to current assets of $133,901 at December 31, 2000. The Company's current assets are in the form of cash and cash equivalents, trading securities and prepaid legal expenses. Cash and cash equivalents declined from $70,806 at December 31, 2000, to $19,947 at June 30, 2001. The Company had no prepaid expenses at the end of 2000 and $50,000 of prepaid legal expenses at June 30, 2001. The Company's current liabilities increased from $15,176 at December 31, 2000, to $176,799 at June 30, 2001, substantially as a consequence of an increase in accounts receivable from $11,476 at year end to $60,132 at June 30, 2001, and a deferred credit of $116,667 at June 30, 2001.

ABILITY TO CONTINUE AS A GOING CONCERN

The Company's ability to continue as a going concern is in doubt. As the Company's core business is substantially dependent on the overall economy and, in particular, the securities trading markets, the decline in the economy in general and the securities markets in particular has had a substantial adverse effect upon the Company. Further, although the Company had trading securities of $45,011 at June 30, 2001, the Company's ability to realize that amount, or even a lesser amount, from the sale of those securities is in doubt and will depend upon the trading markets, and in particular the liquidity, for those securities. The Company's current assets include prepaid legal expenses of $50,000. However, those legal expenses can be used only with respect to services for the Company's Cyber Equestrian subsidiary. The Company has no present intention to engage in any business with respect to Cyber Equestrian, and therefore its ability to use those prepaid expenses in the near future is doubtful. In the event that the Company is unable to substantially decrease its operating expenses, increase its operating income, and raise significant additional capital, as to which there is no assurance, the Company will in all probability not be able to continue as a going concern through the end of calendar year 2001.

FORWARD LOOKING STATEMENTS

         From time-to-time, we make statements about our future results in this Form 10-QSB that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our current expectations and the current economic environment. We caution you that these statements are not guarantees of future performance. They involve a number of risks and uncertainties that are difficult to predict. Our actual results could differ materially from those expressed or implied in the forward-looking statements.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits.

            None.

         B. REPORTS ON FORM 8-K

            1. The Company filed a Report on Form 8-K on May 14, 2001, with respect to the acquisition of assets (Item 2).

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

                                       ELOCITY NETWORKS CORPORATION
                                                (Registrant)

Dated: August 20, 2001                 By: /s/ Thomas Clay
                                           -------------------------------------
                                               Thomas Clay, President