Form 10QSB
period 2001-09-30
ELOCITY NETWORKS CORP
filed 2001-11-19
CIK 1029802

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001


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

                  Yes [ ]           No [ ]

                       APPLICABLE TO CORPORATE ISSUERS

On September 30, 2001, the Registrant had outstanding 35,495,656 shares of common stock.

                          ELOCITY NETWORKS CORPORATION

                                      INDEX

                                                                                                         Page No.
                                                                                                         --------
PART I.                    FINANCIAL INFORMATION

Item 1.                    Financial Statements

                           Consolidated Balance Sheet, September 30, 2001
                           and December 31, 2000.....................................................       3

                           Consolidated Statements of Operations,
                           Three and Nine Months Ended September 30, 2001 and 2000...................       5

                           Consolidated Statement of Stockholders' Equity............................       6

                           Consolidated Statements of Cash Flows,
                           Nine Months Ended September 30, 2001......................................       7

Item 2.                    Management's Discussion and Analysis or Plan of Operation.................       9


PART II.                   OTHER INFORMATION

Item 1.                    Legal Proceedings.........................................................      11

Item 2.                    Changes in Securities and Use of Proceeds.................................      11

Item 3.                    Defaults Upon Senior Securities...........................................      11

Item 4.                    Submission of Matters to a Vote of Security Holders.......................      11

Item 5.                    Other Information.........................................................      11

Item 6.                    Exhibits and Reports on Form 8-K..........................................      11


PART I - FINANCIAL INFORMATION

                          eLOCITY NETWORKS CORPORATION

                                    CONTENTS

                                                                          PAGE
                                                                          ----

FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEETS                                             2

    CONSOLIDATED STATEMENTS OF OPERATIONS                                   3

    CONSOLIDATED STATEMENTS OF
        CHANGES IN STOCKHOLDERS' EQUITY                                     4

    CONSOLIDATED STATEMENTS OF CASH FLOWS                                   5
                          eLOCITY NETWORKS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                          September 30,           December 31,
                                                                               2001                   2000
                                                                       -------------------     ------------------
           ASSETS

Cash and cash equivalents                                                  $    2,185              $   70,806
Trading securities                                                             38,916                  64,677
Accounts receivable - net                                                       6,926                   8,418
Prepaids                                                                       50,000
                                                                           ----------              ----------

        TOTAL CURRENT ASSETS                                                   98,027                 143,901

EQUIPMENT - NET                                                                14,790                  14,852

GOODWILL - NET                                                                125,000

OTHER ASSETS                                                                   11,500                   1,552
                                                                           ----------              ----------

                                                                           $  249,317              $  160,305
                                                                           ==========              ==========



                         See accountants' review report.

                                                                            September 30,          December 31,
                                                                                 2001                  2000
                                                                         -------------------    ------------------

           LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable                                                      $      47,132         $       11,476
    Income taxes payable                                                                                 3,700
    Deferred credit                                                              66,666
    Due to owners                                                               112,537
                                                                          -------------         --------------

        TOTAL CURRENT LIABILITIES                                               226,335                 15,176

Minority interest in consolidated subsidiary                                       (288)

STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value, 200,000,000
        shares authorized; no shares issued and
        outstanding
    Common stock, $.001 par value, 200,000,000
        shares authorized; 35,494,656 shares
        issued and outstanding, respectively                                     35,495                 35,495
    Additional paid-in capital                                               12,558,767             12,558,767
    Accumulated deficit                                                     (12,508,492)           (12,386,633)
    Less: treasury stock 200,000 shares                                         (62,500)               (62,500)
                                                                          -------------         --------------

                                                                                 23,270                145,129
                                                                          -------------         --------------

                                                                          $     249,317         $      160,305
                                                                          =============         ==============

                          eLOCITY NETWORKS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                            Nine months            Three months            Nine months            Three months
                                               ended                  ended                   ended                   ended
                                        September 30, 2001     September 30, 2001       September 30, 2000      September 30, 2000
                                        ------------------     ------------------       ------------------      ------------------
REVENUES
     Membership & advertising                   $ 389,579           $ 139,497               $ 837,357           $ 125,621

EXPENSES
     Advertising                                   26,986                 498                   2,900               2,900
     Automobile                                       866                  89
     Consulting                                    50,000
     Depreciation and amortization                 32,077              12,926                   3,064
     Office expense                                 3,008                 234                   3,188
     Online and hosting service                   112,573              37,479                  92,434              42,359
     Other expense                                  3,164               1,306                  18,465
     Professional development                      14,481               7,316
     Professional fees                             77,341              23,827                  87,057              37,817
     Rent                                           6,982               2,327                   5,232               2,327
     Salary expense                               230,318             127,851
     Telephone                                     10,932               3,450                   2,558               1,795
     Travel                                         1,553                 252                     825                 271
                                                ---------           ---------               ---------           ---------

                                                  520,281             217,555                 265,723              87,469
                                                ---------           ---------               ---------           ---------

NET (LOSS) INCOME
         FROM OPERATIONS                         (130,702)            (78,058)                571,634              38,152
                                                ---------           ---------               ---------           ---------

OTHER INCOME (EXPENSE)
     Interest/other 1,065                              71              (7,983)                  2,351
     Other expense                               (205,964)
     Income (loss) from Cyber
         Equestrian, Inc. acquisition               3,279
     Gain (loss) on trading securities              4,499              (1,421)                 10,753              10,753
                                                ---------           ---------               ---------           ---------

                                                    8,843              (1,350)               (203,194)             13,104
                                                ---------           ---------               ---------           ---------

NET (LOSS) INCOME
     BEFORE TAXES                                (121,859)            (79,408)                368,440              51,256

PROVISION FOR INCOME TAXES                        219,119              15,189
                                                ---------           ---------               ---------           ---------

NET INCOME (LOSS)                               $(121,859)          $ (79,408)              $ 149,321           $  36,067
                                                =========           =========               =========           =========

NET (LOSS) INCOME PER SHARE                     $   (.003)          $   (.002)              $    .004           $    .001
                                                =========           =========               =========           =========



                         See accountants' review report.

                          eLOCITY NETWORKS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY





                                      Common Stock               Additional
                               ---------------------------       Paid-in           Treasury        Accumulated
                               Shares             Amount         Capital           Stock            (Deficit)          Total
                               ------             ------        ---------        ----------       ---------------       -----
Balance at,
    January 1, 2000          35,495,656          $35,495      $12,496,267        $                $(12,370,197)      $  161,565

Treasury stock                                                     62,500         (62,500)

Distributions                                                                                          (97,327)         (97,327)

Net income                                                                                              80,891           80,891
                             ----------          -------      -----------        --------         ------------       ----------

Balance,
    December 31, 2000        35,495,656           35,495       12,558,767        (62,500)          (12,386,633)         145,129

Net loss                                                                                             (121,859)         (121,859)
                             ----------          -------      -----------        --------         ------------       ----------

Balance at,
    September 30, 2001       35,495,656          $35,495      $12,558,767       $(62,500)        $(12,508,492)       $   23,270
                             ==========          =======      ===========       ========         ============        ==========


                         See accountants' review report.

                          eLOCITY NETWORKS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,


                                                                             2001                   2000
                                                                             ----                   ----
RECONCILIATION OF NET (LOSS) INCOME TO NET CASH
       (USED) PROVIDED BY OPERATING ACTIVITIES

NET (LOSS) INCOME                                                         $(121,859)              $ 149,321

ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO
       NET CASH (USED) PROVIDED BY OPERATING
         ACTIVITIES

            Depreciation and amortization                                    32,077                   3,064
            Stock received for advertising                                  (20,050)               (239,891)
            Gain on trading securities                                       (4,499)                (10,753)
            Loss on permanent decline of securities                         205,964
            Minority interest                                                  (288)
            Decrease in accounts receivable                                   1,492                  18,142
            (Increase) decrease in prepaids and other assets                (59,948)
            Purchase of goodwill                                           (150,000)
            Increase in accounts payable and
                 income taxes payable                                        31,956                 234,445
            Increase in deferred credit                                      66,666
                                                                          ---------               ---------


NET CASH (USED) PROVIDED BY
        OPERATING ACTIVITIES                                               (224,453)                360,292
                                                                          ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES
        Proceeds from sale of trading securities                             50,310
        Purchase of property and equipment                                   (7,015)                 (7,080)
                                                                          ---------               ---------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                             43,295                  (7,080)
                                                                          ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES
        Advances from owners                                                112,537                (305,627)
                                                                          ---------               ---------
                                                                            112,537                (305,627)
NET (DECREASE) INCREASE IN
        CASH AND CASH EQUIVALENTS                                           (68,621)                 47,585

CASH AND CASH EQUIVALENTS,
        beginning of year                                                    70,806                  98,932
                                                                          ---------               ---------

CASH AND CASH EQUIVALENTS,
        end of period                                                     $   2,185               $ 146,517
                                                                          =========               =========



                         See accountants' review report.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


                                                                                   2001                2000
                                                                                   ----                ----

       Taxes paid                                                                $   12,500        $
                                                                                 ==========        ==========

       Noncash transactions:
            Prepaid expense                                                          50,000
            Deferred credit from merger with Cyber Equestrians                      (66,667)
            Minority interest in Cyber Equestrians                                      288
            Stock received in lieu of cash for
               advertising revenue                                                  (20,050)         (239,891)
            Goodwill, net                                                           125,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following discussion and analysis should be read in conjunction with the Financial Statements for the three and nine month periods ended September 30, 2001 and 2000, appearing elsewhere in this Report on Form 10-QSB.

RESULTS OF OPERATIONS

The Company's revenues increased from $125,621 for the three month period ended September 30, 2000, to $139,497 for the three months ended September 30, 2001. Revenues declined to $389,579 for the nine months ended September 30, 2001, from $837,357 for the nine months ended September 30, 2000. Substantially all of the decrease in revenues was attributable to a decline in the Company's advertising revenues as a consequence of volatility in the securities markets and, also, a general decline in the use of the internet as an advertising medium in 2001.

The Company had a net loss from operations of $78,058 for the three months ended September 30, 2001, compared to operating income of $38,152 for the comparable 2000 period. For the nine months ended September 30, 2001, the Company had a net loss from operations of $130,702 compared to income from operations of $571,634 for the nine months ended September 30, 2000. The Company had a net loss for the nine months ended September 30, 2001, of $121,859 compared to net income of $149,321 for the comparable 2000 period, and a net loss of $79,408 for the three months ended September 30, 2001, compared to net income of $36,067 for the comparable 2000 period. The Company's losses were incurred in part because of a substantial decline in its membership and advertising revenues, and also because of an increase in the Company's expenses. The Company had significant increases in depreciation and amortization in the three and nine month periods ended September 30, 2001, compared to the comparable periods in 2000. The Company did not record a salary expense in the three and nine month periods ended September 30, 2000, but had a salary expense of $127,851 in the three months ended September 30, 2001, and $230,318 for the nine months ended September 30, 2001. The Company's line item for distributions (see Statement of Stockholders' Equity) of $97,327 was reclassified as salary in 2001.

The Company was not active during the first quarter of 2000. In April of 2000 the Company acquired all of the equity of Value Plus Marketing, Inc., and assumed the business operations of the acquired company, including accrued expenses. On March 5, 2001, the Company acquired 20,000,000 shares of common stock, or 80%, of the shares of common stock then issued and outstanding, of Cyber Equestrian, Inc., a Nevada corporation.

LIQUIDITY AND CAPITAL RESOURCES

The Company had current assets of $98,027 at September 30, 2001, compared to current assets of $143,901 at December 31, 2000. The Company's current assets are in the form of cash and cash equivalents, trading securities and prepaid legal expenses. Cash and cash equivalents declined from $70,806 at December 31, 2000, to $2,185 at September 30, 2001. The Company had no prepaid expenses at the end of 2000 and $50,000 of prepaid legal expenses at September 30, 2001. The Company's current liabilities increased from $15,176 at December 31, 2000, to $276,335 at September 30, 2001, as a consequence of an increase in accounts payable from $11,476 at year end to $47,132 at September 30, 2001, a deferred credit of $66,666 at September 30, 2001, resulting from the Company's acquisition of Cyber Equestrian, Inc., and $112,537 due to owners.

ABILITY TO CONTINUE AS A GOING CONCERN

The Company's ability to continue as a going concern is in doubt. As the Company's core business is substantially dependent on the overall economy and, in particular, the securities trading markets, the decline in the economy in general and the securities markets in particular has had a substantial adverse effect upon the Company. Further, although the Company had trading securities of $38,916 at September 30, 2001, the Company's ability to realize that amount, or even a lesser amount, from the sale of those securities is in doubt and will depend upon the trading markets, and in particular the liquidity, for those securities. The Company's current assets include prepaid legal expenses of $50,000. However, those legal expenses can be used only with respect to services for the Company's Cyber Equestrian subsidiary. The Company has no present intention to engage in any business with respect to Cyber Equestrian, and therefore its ability to use those prepaid expenses in the near future is doubtful. In the event that the Company is unable to substantially decrease its operating expenses, increase its operating income, and raise significant additional capital, as to which there is no assurance, the Company will in all probability not be able to continue as a going concern in calendar year 2002.

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

                                             ELOCITY NETWORKS CORPORATION
                                                     (Registrant)



Dated: November 19, 2001                     By:  /s/ Mark Schellenberger
                                                 -------------------------------
                                                 Mark Schellenberger,
                                                 Vice President and Treasurer