Form 10KSB
period 2001-12-31
ELOCITY NETWORKS CORP
filed 2002-04-15
CIK 1029802

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] Annual  Report Under Section 13 or 15(d) of the  Securities  Exchange Act of
    1934 for the fiscal year ended December 31, 2001

[ ] Transition  Report Under Section 13 or 15(d) of  Securities  Exchange Act of
    1934

                 For the transition period from ______ to ______

                         Commission File Number: 0-27087

                          eLOCITY NETWORKS CORPORATION
      (Exact Name of Small Business Registrant as Specified in its Charter)




             DELAWARE                               58-2027283
    (State or other jurisdiction
         of Incorporation)                (IRS Employer Identification Number)


          200 SOUTH WASHINGTON BLVD., SUITE 5, SARASOTA, FLORIDA 34236
                    (Address of Principal Executive Offices)

                  Registrant's Telephone Number: (941) 957-1009

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all documents and reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Registrant's revenues for its most recent fiscal year: $269,707

The aggregate market value of the common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock as of April 1, 2002, was $644,306.08 ($0.055 per share for 11,714,656 shares)

The number of shares outstanding of the Registrant's sole class of Common Stock as of April 12, 2002, was 35,977,056.

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

The forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the business of the Registrant which involve judgments with respect to, among other things, future economic and competitive conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes that the assumptions underlying the forward- looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information contained herein, the inclusion of such information should not be regarded as any representation by the Registrant or any other person that the objectives or plans of the Registrant will be achieved.

                          ELOCITY NETWORKS CORPORATION
                              Report on Form 10-KSB

                   For the Fiscal Year Ended December 31, 2001

                                TABLE OF CONTENTS


                                     Part I

Item 1.  Description of Business...............................................4

Item 2.  Description of Property...............................................6

Item 3.  Legal Proceedings.....................................................6

Item 4.  Submission of Matters to Vote of Security Holders.....................6

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters..............6

Item 6.  Management's Discussion and Analysis or Plan of Operation.............7

Item 7.  Financial Statements..................................................9

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................10

                                    Part III

Item 9.  Directors and Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................10

Item 10.  Executive Compensation..............................................11

Item 11.  Security Ownership of Certain Beneficial Owners and Management......11

Item 12.  Certain Relationships and Related Transactions......................12

Item 13.  Exhibits, List and Reports on Form 8-K..............................12

                  Signatures..................................................13

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                                   BACKGROUND

As used herein the term Company refers to eLocity Networks Corporation, its subsidiaries and predecessors, unless indicated otherwise. The Company was incorporated in the State of Delaware on January 6, 1993, as Vaxcel, Inc.. On February 3, 2000, the Company changed its name to Chattown.com Network, Inc. On December 19, 2000, the Company changed its name to eLocity Networks Corporation, the current name of the Company. The Company historically engaged in the development and commercialization of vaccine adjuvants and delivery systems and a novel vaccine for the treatment of cancer. However, in the second quarter of 1999 the Company sold all of the rights to its technologies for cash and discontinued all of its operations.

During the third quarter of 1999, the Company settled all of its liabilities from the proceeds it collected from the sale of its technologies, and remained a shell from that time until April 2000. On April 10, 2000, the Company purchased a 100% interest in Value Plus Marketing, Inc. (Value Plus), a private internet company, in consideration for 24,000,000 shares of the Company's common stock. On that same date, Thomas Clay and Mark Schellenberger, who were the sole shareholders of Value Plus, were elected as officers and directors of the Company and the Company's prior officers and directors resigned.

On March 5, 2001, the Company acquired 20,000,000 shares of common stock, or eighty percent (80%) of the shares of common stock then issued and outstanding, of Cyber Equestrian, Inc., a Nevada corporation (Cyber Equestrian). The Company acquired control of Cyber Equestrian through an agreement between the Company's Value Plus subsidiary and Axia Group, Inc. (Axia), pursuant to which Value Plus is required to provide corporate information and media services for Axia through the Company's websites. Pursuant to the same agreement, Axia will provide the Company with the services necessary to file a registration statement authorizing the transfer of all Cyber Equestrian shares held by the Company to the Company's shareholders, should the Company elect in the future to issue a stock dividend of such a nature to its shareholders.

                                    BUSINESS

The Company builds and maintains websites for entertainment and informational purposes. Its revenues are generated by sales of banner advertising, sales of chat room memberships, pay-per click search and investor relations services.

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

In addition to its financial content websites, the Company maintains interactive websites under the names Chattown.com, Chattersworld.com, 1ChatBlvd.com, Chitterchatter.com, Chatsports.com, and Buyopt.com. While some of the Company's interactive websites are general chat rooms, some have specific focuses.

The Company has completed its HoundDog.com website, an internet search portal. The Company also maintains an interactive dating website, loversonly.com, and a political website, Chatpolitics.com.

All these sites may be accessed through the main Company site of www.elocity.com where links are provided to each of these sites and additional information regarding the Company is available.

                                   COMPETITION

The Internet industry is intensely competitive and there are many well-established competitors that have substantially greater financial and other resources than the Company, such as Yahoo, AOL, and MSN. These companies may be better established in the marketplace.

The market for on-line products and services is rapidly evolving, and intensely competitive, and the Company expects competition to continue to intensify in the future. Barriers to entry are relatively low, and current and new competitors can launch new sites at a relatively low cost using commercially available software.

The Company also potentially faces competition from a number of large online communities and services that have expertise in developing online commerce and in facilitating online person-to- person interaction. These large companies with strong brand recognition and experience in online commerce also may seek to compete in the online entertainment delivery market.

                                    EMPLOYEES

As of December 31, 2001, the Company employed 2 persons, both of whom are officers of the Company.

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

                         ITEM 2. DESCRIPTION OF PROPERTY

The Company owns no real property. The Company is leasing its office located at 200 South Washington Blvd., Suite 5, Sarasota, Florida 34236 on a month-to-month basis. This office is 310 square feet in size and monthly rental is $497.


                            ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

            ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matter was submitted during the fiscal year covered by this Report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's common stock is quoted on the Electronic Bulletin Board under the symbol, ELOC (formerly CTWN). Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended December 31, 2000 and 2001 and the first quarter of 2002 are as follows:


         PERIOD                                  BID PRICES
                                   ---------------------------------------
                                       HIGH                  LOW
                                   -----------------    ------------------

Quarter Ended March 31, 2000           3.625                 .08
Quarter Ended June 30, 2000            .9375                 .5625
Quarter Ended September 30, 2000        .875                 .50
Quarter Ended December 31, 2000         .25                  .125
Quarter Ended March 31, 2001            .35                  .09
Quarter Ended June 30, 2001             .22                  .07
Quarter Ended September 30, 2001        .21                  .01
Quarter Ended December 31, 2001         .04                  .01
Quarter Ended March 31, 2001            .13                  .013

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of the Company's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

As of April 12, 2002, there were an estimated 926 holders of record of the Company's common stock. Certain of the shares of common stock are held in street name and may, therefore, be held by several beneficial owners.

As of April 12, 2002, there were 35,495,656 shares of common stock issued and outstanding. Of those shares at least 24,000,000 shares are restricted securities of the Company within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. These 24,000,000 restricted securities are held by affiliates and may only be sold pursuant to a registration statement or pursuant to Rule 144.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the Financial Statements for the years ended December 31, 2000 and 2001, appearing elsewhere in this Report on Form 10- KSB.

The Company's Financial Statements filed with this Report, and the discussion which follows under this Item 6, have been prepared on the basis of the consolidation of the Company and its wholly- owned subsidiary, Value Plus Marketing, Inc.. The Company's acquisition of all of the outstanding stock of Value Plus in April 2000 has been accounted for under the pooling of interest method of accounting (see Note A to the Financial Statements). In a pooling of interest, the assets, liabilities, stockholders' equity, revenues and expenses of both the Company and Value Plus have been combined as if both companies had been combined at the beginning of the periods presented, which, in this instance, means that the Financial Statements are combined as of January 1, 1999, notwithstanding that the actual combination of the companies did not occur until April 10, 2000.

RESULTS OF OPERATIONS

The Company had revenues of $269,707 for the year ended December 31, 2001, compared to revenues of $693,870 for 2000. The Company's expenses decreased to $430,410 in the year ended December 31, 2001, from $474,651 for 2000. Accordingly, the Company's net income resulted in a loss for the year ended 2001 in the amount of $159,767 as compared to net income in the year 2000 of $116,381, this change is as a result of a large drop in revenue while operating expenses decreased only 10%. This large drop in revenues is primarily a result of loss of advertising revenue related to the general economic downturn during calendar year 2001.

The Company's principal revenue focus in 2001 was the generation of fees from investor relations services. The substantial drop in stock prices which commenced in 2000 and continued during 2001 has substantially reduced the Company's ability to generate revenues from this source. The Company does not believe that its revenues from investor relations services will improve until the general economic conditions improve.

Banner advertising revenues have provided a substantial portion of the Company's revenues in the past. However revenues from this source continued to decline during 2001 as advertisers became more selective in spending their advertising dollars.

The Company had a net loss of $159,767 in the year ended December 31, 2001, compared to net income of $80,891 in 2000. Although the Company's expenses from operations was comparable in each fiscal year, the Company had a net income from operations of $219,219 in 2000 compared to a loss from operations of $160,701 in 2001. The Company had a loss on securities of only $148 in 2001 compared to loss on securities of $108,298 in 2000. The Company reported no losses from discontinued operations in 2001, compared to a loss from discontinued operations of $31,790 in the year 2000.

At December 31, 2001, the Company held trading securities which it had valued at $13,435 on receipt, but which had a fair market value of $11,316 at year end. The Company's $148 loss on securities, and the decrease in fair value of securities held by it at year end, occurred because of changes in the value of securities between the time that the Company received them as consideration for services and either the value of those securities at year end or the amount for which the Company realized from their sale during the year. The Company anticipates that such losses will continue to occur if the securities markets maintain their current volatility.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001 the Company's current assets were $38,728 and had current liabilities of $67,937. A substantial portion of the Company's current liabilities as of December 31, 2000, consisted of income taxes payable in the amount of $67,502, this obligation was satisfied during 2001. The Company's accounts payable were $48,500 at December 31, 2001 and the Company was indebted to the officers of the Company in the sum of $19,437 for loans and advances made to the Company.

The Company does not believes that it has sufficient cash, cash equivalents and operating income to maintain its business at its existing level in 2002. However, management has determined that the Company can grow only through acquisitions. Management has commenced discussions with acquisition candidates having a variety of businesses, but as of the date of this Report has not determined to pursue to completion any particular business opportunity. The Company believes that it can make acquisitions primarily for stock, but that it will also require cash in order to acquire other businesses. As the Company does not have sufficient cash or cash equivalents for such purpose, the Company intends to sell common stock or other equity securities of the Company in 2002 on a private or public basis. The timing of any such equity sales, or the proceeds which the Company may realize from them, cannot now be anticipated.

ABILITY TO CONTINUE AS A GOING CONCERN

The Company's ability to continue as a going concern is in doubt. As the Company's core business is dependent on the national economy, and in particular, the securities trading markets, the economic trends during 2001 and the declines in the securities markets had substantial adverse effect upon the Company. The Company's current assets include prepaid expenses of $50,000, however, these expenses can be used only with respect to Cyber Equestrian and therefore the Company's ability to utilize those prepaid expenses in the near future is limited. In the event that the Company is unable to substantially decrease its operating expenses, increase its operating income, and raise significant additional capital, as to which there is no assurance, the Company will in all probability not be able to continue as a going concern in calendar year 2002.

ITEM 7. FINANCIAL STATEMENTS

       See the Financial Statements that begin on page F-1 of this Report.

                          eLOCITY NETWORKS CORPORATION





                        REPORT ON AUDITS OF CONSOLIDATED
                              FINANCIAL STATEMENTS




                               FOR THE YEARS ENDED
                           DECEMBER 31, 2001 AND 2000














                       Bobbitt, Pittenger & Company, P.A.

                                Letterhead of Bobbitt, Pittenger & Company, P.A.



February 26, 2002


TO THE STOCKHOLDERS
eLocity Networks Corporation
Sarasota, Florida


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


We have audited the accompanying consolidated balance sheet of eLocity Networks Corporation and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eLocity Networks Corporation and subsidiaries as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

Bobbitt, Pittenger & Company, P.A.


Certified Public Accountants









1605 Main Street, Suite 1010 Sarasota, FL 34236
Telephone 941-366-4450       Fax # 941-954-7508
                          eLOCITY NETWORKS CORPORATION





                                    CONTENTS


                                                                            PAGE

FINANCIAL STATEMENTS

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2

    CONSOLIDATED BALANCE SHEET                                               F-4

    CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-5

    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                           F-6

    CONSOLIDATED STATEMENTS OF CASH FLOWS                                    F-7

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-9
                          eLOCITY NETWORKS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001

        ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                     $     10,406
    Refundable income taxes                                              6,300
    Trading securities                                                  11,316
    Accounts receivable - trade                                         10,706
                                                                  ------------
        TOTAL CURRENT ASSETS                                            38,728

PROPERTY AND EQUIPMENT
    Computers                                                            7,748
    Software                                                            24,957
                                                                  ------------
                                                                        32,705
    Less: accumulated depreciation                                    (19,686)
                                                                  ------------
                                                                        13,019
                                                                  ------------

    Rent deposit                                                         1,552
                                                                  ------------

           TOTAL ASSETS                                           $     53,299


    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                              $     48,500
    Due to owners                                                       19,437
                                                                  ------------
    Income taxes payable

           TOTAL CURRENT LIABILITIES                                    67,937
                                                                  ------------
STOCKHOLDERS' EQUITY
    Preferred stock, $.001 par value, 2,000,000
        shares authorized; no shares issued and outstanding                  -
    Common stock, $.001 par value, 200,000,000
        shares authorized; 35,757,056 shares
        issued and outstanding                                          35,757
    Additional paid-in capital                                      12,558,505
    Retained deficit                                              (12,546,400)
    Less: treasury stock 200,000 shares                               (62,500)
                                                                  ------------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (14,638)
                                                                  ------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY (DEFICIT)                                  $     53,299


                        See notes to financial statements
                          eLOCITY NETWORKS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               For the years ended
                                                                  December 31,
                                                           2001                     2000
                                                        ---------                ----------


REVENUES
    Membership and advertising fees                     $ 269,707                $ 693,870
                                                        ---------                ---------
EXPENSES
    Advertising                                            26,986                    8,147
    Automobile                                                777                   10,488
    Consulting                                            101,037                  138,562
    Depreciation                                            7,085                    4,286
    Office                                                  5,220                   17,319
    Online and hosting service                            141,785                  185,901
    Other expense                                           6,236                   29,058
    Payroll                                                34,588
    Professional fees                                      83,400                   62,001
    Rent                                                    9,309                    6,008
    Telephone and utilities                                12,344                    5,581
    Travel                                                  1,643                    7,300
                                                        ---------                ---------
                                                          430,410                  474,651
                                                        ---------                ---------
NET (LOSS) INCOME FROM OPERATIONS                        (160,703)                 219,219

OTHER INCOME (EXPENSE)
    Interest/other                                          1,084                    5,460
    Loss on securities                                       (148)                (108,298)
                                                        ---------                ---------
(Loss) income before provision for income taxes
    and discontinued operations                          (159,767)                 116,381

Provision for income tax                                      -                     (3,700)
                                                        ---------                ---------
NET (LOSS) INCOME FROM CONTINUING
    OPERATIONS                                           (159,767)                 112,681

    Loss from discontinued operations                                              (31,790)
                                                        ---------                ---------
NET (LOSS) INCOME                                       $(159,767)               $  80,891

NET (LOSS) INCOME PER COMMON SHARE
    Basic                                               $   (.004)               $    .002

WEIGHTED AVERAGE SHARES OUTSTANDING                    35,757,056               35,757,056

                       See notes to financial statements.

                          eLOCITY NETWORKS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                         Additional
                              Common Stock                Paid-in          Treasury
                          Shares           Amount         Capital           Stock        Retained deficit       Total
                       ------------    -----------   ----------------  --------------    -----------------    -----------

Balance at
   January 1, 2000       35,757,084        $35,757        $12,496,005  $            -    $    (12,370,197)       $161,565

Donation of common
   stock                          -              -             62,500        (62,500)                   -               -

Distributions                     -              -                  -               -             (97,327)       (97,327)

Net Income                        -              -                  -               -               80,891         80,891
                       ------------    -----------   ----------------  --------------    -----------------    -----------
Balance at
    December 31, 2000    34,757,084         35,757         12,558,505        (62,500)         (12,386,633)        145,129

Shares issued                     2

Shares retired                 (30)

Net Loss                          -              -                  -               -            (159,767)      (159,767)
                       ------------    -----------   ----------------  --------------    -----------------    -----------
Balance at
   December 31, 2001     35,757,056        $35,757        $12,558,505       $(62,500)        $(12,546,400)    $  (14,638)



                       See notes to financial statements.
                          eLOCITY NETWORKS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the years ended
                                                         December 31,
                                                     2001             2000
                                                  ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Customer and advertising receipts             $  238,919       $ 324,758
    Interest and other income                            936           5,460
    Cash paid to suppliers                         (366,716)       (484,042)
    Income taxes paid                               (10,000)              -
                                                  ----------       ---------
NET CASH USED BY OPERATING ACTIVITIES              (136,861)       (153,824)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment               (5,252)        (10,440)
    Proceeds from sale of trading securities          81,713         233,465
                                                  ----------        --------
NET CASH PROVIDED BY INVESTING ACTIVITIES             76,461         223,025

CASH FLOWS FROM FINANCING ACTIVITIES
    Distributions                                          -        (97,327)
                                                  ----------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS           (60,400)        (28,126)

CASH AND CASH EQUIVALENTS,
    beginning of year                                 70,806          98,932
                                                  ----------       ---------
CASH AND CASH EQUIVALENTS,
    end of year                                   $   10,406       $  70,806

                       See notes to financial statements.


                          eLOCITY NETWORKS CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                        For the years ended
                                                             December 31,
                                                       2001            2000
                                                   ----------       ----------
RECONCILIATION OF NET (LOSS) INCOME TO
    NET CASH USED BY OPERATING
      ACTIVITIES

NET (LOSS) INCOME                                  $(159,767)       $   80,891

ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME
    TO NET CASH USED BY OPERATING ACTIVITIES
        Depreciation                                   7,085             4,286
        Loss on sale of securities                       148           108,298
        (Increase) decrease accounts receivable       (2,288)           37,147
        Trading securities received for services     (28,500)        (406,439)
        Increase in refundable income taxes           (6,300)
        Decrease in prepaids                         -                  17,500
        Increase in rent deposit                     -                 (1,552)
        Increase in accounts payable                  37,024            10,393
        Increase in due to owners                     19,437
        Decrease in income taxes payable              (3,700)          (4,348)
                                                   ---------        ----------
NET CASH USED BY OPERATING ACTIVITIES              $(136,861)       $(153,824)
                          eLOCITY NETWORKS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

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

The Company's 80% owned subsidiary, Cyber Equestrian, Inc. (Cyber Equestrian) is not included in this consolidated financial statement, as their activity for 2001 is not significant to the financial statements as a whole.

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

On March 5, 2001, for $200,000, the Company acquired 20,000,000 shares of common stock, or eighty percent (80%) of the shares of common stock then issued and outstanding, of Cyber Equestrian. The Company acquired these shares of Cyber Equestrian through an agreement between the Company's Value Plus subsidiary and Axia Group, Inc. (Axia), pursuant to which Value Plus is required to display corporate information concerning Axia on the Company's websites. Also pursuant to the same agreement, Axia has agreed to provide the Company with services in the amount of $50,000.

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




                          eLOCITY NETWORKS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The computation of diluted earnings per common share is based on the weighted average number of the shares outstanding during the year plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. At December 31, 2001, there were no outstanding stock options or warrants.

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

Accounts Receivable

The Company uses the direct write-off method to account for uncollectible accounts receivable. There were no uncollectible accounts as of December 31, 2001.

Stock Benefit Plan

On April 3, 2000, the Company adopted a stock benefit plan authorizing the issuance of 750,000 shares of the Company's common stock, par value $.001. At the discretion of the Board of Directors, shares may be issued or options to acquire shares may be granted. At December 31, 2001 there were no shares or options that had been issued.

Reclassifications

To conform to current year presentation, certain 2000 amounts have been reclassified. These reclassifications have no effect on 2000 net income.

                          eLOCITY NETWORKS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - TRADING SECURITIES

                                              Gross Realized
                                              and Unrealized         Fair
                          Cost                    Losses             Value
                        ---------------------------------------------------
December 31, 2001

Trading securities    $   13,435              $      (2,119)        $ 11,316
                      ==========              =============         ========

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

NOTE C - DISCONTINUED OPERATIONS

The Company's discontinued operational losses of Vaxcel in the amount of $31,790 are included in the consolidated statement of operations for the year ended December 31, 2000.

Discontinued operations were not shown net of tax because of the inability to realize this deferred tax asset.

NOTE D - STOCKHOLDERS' EQUITY

The consolidated statement of stockholders' equity is presented as if the merger on April 10, 2000 had occurred January 1, 2000.

On October 25, 2000, 200,000 shares of common stock were donated to the Company. The Company used the treasury stock cost method to account for the donation.

                          eLOCITY NETWORKS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE E - INCOME TAXES

Significant components of the provision for income taxes attributable to income at December 31, is as follows:

                                              2001                 2000
                                              ----                 ----
Current:
    Federal                              $                         $   2,900
    State                                                                800
                                         -------------           -----------

    Provision for income taxes           $           -                 3,700
                                         -------------                 -----

Deferred tax asset
    Investments                              $   2,781              $ 21,370
    Intangible assets                            5,167                     -
        Net loss carryforward                   32,752                     -
                                            ----------         -------------
                                                40,700                21,370
    Less: valuation allowance                  (40,700)              (21,370)
                                             ---------             ---------

                                         $     -               $     -
                                         =============         =============

The deferred tax asset is a tax effect of a temporary difference in the basis of investments for book and tax purposes. The Company has elected to record a valuation allowance equal to the deferred tax asset because of uncertainty over its realization.

NOTE F - EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share
(EPS):

                                                2001                   2000
                                                ----                   ----

Numerator
    (Loss) income                           $    (159,767)       $       80,891
                                            -------------        --------------

Denominator
    Denominator for basic earnings per
        share - weighted-average shares        35,757,071            35,757,084
                                             ============          ============

The computation of diluted EPS is the same as basic earnings per share because there are no dilutive securities, therefore diluted EPS is not presented.

                          eLOCITY NETWORKS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - OPERATIONS PRIOR TO ACQUISITION

Operations from January 1 - April 9, 2000 for Vaxcel and Value Plus are as follows:

                                               Vaxcel                Value Plus

Revenues                                    $                         $234,317

Expenses                                       (31,790)               (55,191)
                                               -------                 -------

Net (loss) income                           $  (31,790)               $179,126
                                             ==========               ========

Operations above for Vaxcel is included in the discontinued operations section of the income statement for the year ended December 31, 2000.

NOTE H - CONCENTRATIONS OF CREDIT RISK

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

NOTE I - COMMITMENTS AND CONTINGENCIES

The Company leases office space under a non-cancelable month-to-month operating lease. Rent expense for the office space was approximately $9,300 and $6,000 for the years ended December 31, 2001 and 2000, respectively.

NOTE J - RELATED PARTY TRANSACTIONS

The Company's owners have provided uncompensated services to the Company and personally paid for Company expenses. The amount owed to the owners at December 31, 2001 was $19,437.

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

NAME                         AGE          POSITION
-----------------------------------------------------------------------------


Thomas Clay                  37           President, Director

Mark Schellenberger          37           Vice President, Treasurer, Director

Thomas Clay, 37 founded Alternative Publishing in 1989. In 1992 he co-founded Mega900 Communications. In 1994 he started PowerNet Internet Publishing to be an Internet-only publishing company. In 1999 he co-founded and developed Value Plus Marketing to be an exclusive Internet holding company. Some of the Value Plus Marketing Inc.;s holdings include the Chattown.com Network as well as another 25 websites.

Mark Schellenberger, 36, has a background in visual communications and marketing. In 1990 he co- founded Value Plus Marketing Co., a marketing and advertising company. In 1994 he joined Thomas Clay to form the basis of the PowerNet Internet Publishing company. In 1999 he co-founded and developed Value Plus Marketing to be an exclusive Internet holding company.

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

ITEM 10. EXECUTIVE COMPENSATION

The following tables and notes present for the three years ended December 31, 2001, the compensation paid by the Company to the Company's President and Vice President. No other executive officer of the Company received compensation which exceeded $100,000 during any of the three years ended December 31, 2001.


                                                   SUMMARY COMPENSATION TABLE

                                                                           Long Term Compensation

                           Annual Compensation                    Awards                               Payouts
                       --------------------------- ---------------------------------------- ------------------------------
                                                    Restricted Stock       Securities          LTIP          All Other
Name and Principal                     Salary           Award(s)       Underlying Options     payouts      Compensation
Position                  Year          ($)               ($)                SARs(#)            ($)             ($)
---------------------  ---------- ---------------- ------------------ --------------------- -----------  -----------------
Thomas Clay               2001         $55,000             -                    -                -               -
President, Director       2000        $158,560 (1)         -                    -                -               -
                          1999        $125,000             -                    -                -               -
                          1998         $95,000             -                    -                -               -
Mark
Schellenberger            2001         $55,000         -                        -                -               -
Vice President,           2000         $99,422 (1)         -                    -                -               -
Treasurer, Director       1999        $125,000             -                    -                -               -
                          1998         $95,000             -                    -                -               -

(1) Consists of consulting fees and distributions. See Financial Statements, Note K.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The table below sets forth information with respect to the beneficial ownership of the Common Stock by (i) each of the directors of the Company, (ii) each person known by the Company to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of April 12, 2001. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

               NAME AND ADDRESS OF     NUMBER OF SHARES    PERCENTAGE OF
                BENEFICIAL OWNER         BENEFICIALLY        OWNERSHIP
                                            OWNED
------------------------------------ -------------------- --------------------
Thomas Clay                               12,000,000           33.35%
200 South Washington Blvd. Suite 9
Sarasota, FL 34236

Mark Schellenberger                       12,000,000           33.35%
200 South Washington Blvd. Suite 9
Sarasota, FL 34236

Axia Group, Inc.                           2,140,086            5.95%
268 West 400 South Suite 300
Salt Lake City, Utah 84101

Officers and Directors                    24,000,000           66.7%
as a group (2 persons)



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

Exhibit          Page
No.               No.    Description

---------------------------------------------------------------------------------------------------------

2.1              *       Agreement and Plan of Merger and Contribution dated December 6, 1996, by and among CytRx Corporation, Vaxcel, Inc., Vaxcel Merger Subsidiary, Inc. and
                         Zynaxis, Inc. (incorporated by reference to the Company's Registration Statement on Form S-4 (File No 333-19125) filed on March 26, 1997).

3.1              *       Certificate of Incorporation (incorporated by reference to the Company's
                         Registration Statement on Form S-4 (File No. 333-19125) filed on March 26, 1997)

3.2              *       By-Laws (incorporated by reference to the Company's Registration Statement on
                         Form S-4 (File No. 333- 19125) filed on March 26, 1997).

3.3              *       Amendment to Certificate of Incorporation filed December 19, 2000 to change name to eLocity Networks Corporation.

3.4              14      Consent letter dated April 12, 2002 from auditor, Bobitt, Pittenger & Company,
                         P.A.

10.1             *       Stock Purchase Agreement between the Company, Thomas Clay and Mark
                         Schellenberger dated April 10, 2000 (incorporated by reference to the Company's
                         Report on Form 8-K filed April 20, 2000.

10.2             *       Agreement dated February 12, 2001, between Value Plus Marketing, Inc., and Axia
                         Group, Inc., acquisition of Cyber Equestrian.



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

                                           ELOCITY NETWORKS CORPORATION


Dated: April 12, 2002                       By:    /s/ Thomas Clay
                                                   --------------------
                                                   Thomas Clay, President & CFO



Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.



SIGNATURE                          TITLE                        DATE

                                   President, Director          April 12, 2002
   /s/ Thomas Clay
---------------------------
Thomas Clay

                                   Vice President, Treasurer    April 12, 2002
 /s/ Mark Schellenberger                  and Director
---------------------------
Mark Schellenberger

Exhibit 3.4  - Auditor's Consent

                Letterhead of Bobbitt, Pittenger & Company, P.A.
                          Certified Public Accountants

CONSENT OF INDEPENDENT ACCOUNTANTS

We consent to the incorporation of the Elcoity Networks Corporation ("Elocity") December 31, 2001 audited financial statements dated February 26, 2002 with Elocity's Form 10-K filed with the Securities and Exchange Commission.


Bobbitt, Pittenger & Company, P.A.
--------------------------------------

BOBBITT, PITTENGER & COMPANY, P.A.
Sarasota, Florida
April 12, 2002







                                       CPA
                     The CPA, Never Underestimate The Value

         1605 Main Street, Suite 1010        Telephone 941-366-4450
             Sarasota, FL 34236                Fax # 941-954-7508