Form 10QSB
period 2002-03-31
ELOCITY NETWORKS CORP
filed 2002-05-20
CIK 1029802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

   [ ]   Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from              to            .


         Commission file number: 0-22373
                                 -------


                          ELOCITY NETWORKS CORPORATION
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)




                  Delaware                                     58-2027283
                  --------                                     ----------
      (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                      Identification No.)





               26 Blue Anchor Cay Road, Coronado, California 90118 (Address of principal executive office) (Zip Code)


                                 (619) 575-7904
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  XX      No
                                  ----        ----

The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 15, 2002 was 36,727,056.

                                TABLE OF CONTENTS

                          PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........4-5

                                     PART II
ITEM 1.  LEGAL PROCEEDINGS....................................................6

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ............................6

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ......................................6

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................6

ITEM 5. OTHER INFORMATION ....................................................7

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................8

SIGNATURES....................................................................9














                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to eLocity Networks Corporation, a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F- 5 and are incorporated herein by this reference.


























                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of March 31, 2002.................................F-2

Unaudited Statement of Operations for the three months ended March 31, 2002 and 2001.....................................................................F-3

Consolidated Statement of changes in Stockholders Equity.....................F-4

Unaudited Statement of Cash Flows for the three months ended March 31, 2002 and 2001....................................................................F-5

                          ELOCITY NETWORKS CORPORATION
                                  Balance Sheet
                                 March 31, 2002


                                                                          March 31, 2002
                                                                          (Unaudited)
                                                                         -------------
                                     Assets

    Cash & cash equivalents                                              $       2,740
    Refundable income taxes                                                      6,300
    Trading securities                                                           1,907
    Accounts receivable - net                                                    4,478


                                                                         -------------
         Total Current Assets                                                   15,425
                                                                         -------------

                             Property and Equipment
    Computers                                                                    7,748
    Software                                                                    24,957
                                                                         -------------
                                                                                32,705
                                                                         -------------
    Less: accumulated decpreciation                                           (21,396)

                                                                                11,309
                                                                         -------------

Deposit                                                                          1,552
                                                                         -------------

                                  Total Assets                           $      28,286

                                                                         -------------


                      Liabilities and Stockholders' Equity
Current liabilities - accounts payable                                   $      47,665
Due to owners                                                                   19,437
         Total Current Liabilities                                              67,102
                                                                         -------------

Stockholders' equity:
     Preferred stock, $.001 par value, 200,000,000 shares authorized,
           no shares issued and outstanding                                          -
     Common stock, $.001 par value, 200,000,000 shares
           authorized, 36,177,056 shares issued and outstanding                 36,177
     Additional paid-in capital                                             12,574,885
     Retained deficit                                                     (12,587,378)
     Less: treasury stock 200,000 shares                                      (62,500)

                                                                              (38,816)
                                                                         -------------

                                                                         -------------
                   Total liabilities and stockholders' equity            $      28,286
                                                                         $
                                                                         -------------

                          ELOCITY NETWORKS CORPORATION
                        Unaudited Statement of Operations
                   Three months ended March 31, 2002 and 2001




                                                                       Three months      Three months
                                                                          ended             ended
                                                                      March 31, 2002    March 31, 2001
                                                                      -------------    --------------


  REVENUES
Membership and advertising fees                                       $      28,622    $       71,782
                                                                      -------------    --------------

  EXPENSES
Advertising                                                                     200            25,488
Depreciation                                                                  1,710             1,763
Office                                                                          252             1,904
Online and hosting service                                                    7,210            28,720
Other                                                                           862             1,936
Professional development                                                        300             5,890
Professional fees                                                            26,371            18,207
Rent                                                                            776             2,327
Salary                                                                       24,769            37,785
Telephone                                                                     2,562             2,906
Travel                                                                           58               303
                                                                      -------------    --------------

                                                                             65,070           127,229
                                                                      -------------    --------------

  NET LOSS FROM OPERATIONS                                                  (36,448)         (55,447)
                                                                      -------------    --------------

  OTHER INCOME (EXPENSE)
Interest                                                                          8               634
Other income                                                                  4,488                 -
Cyber Equestrian, Inc, acquisition                                                -            16,786
Realized gain on trading securities                                             342               631
Unrealized loss on trading securities                                        (4,880)                -
                                                                      -------------    --------------

                                                                             (4,530)           22,539
                                                                      -------------    --------------

  NET LOSS                                                            $     (40,978)   $     (32,908)
                                                                      =============    ==============

                                                                      -------------    --------------

NET LOSS PER SHARE                                                    $     (.0011)    $      (.0009)
                                                                      =============    ==============

                          ELOCITY NETWORKS CORPORATION

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY




                                         Common Stock         Additional         Treasury      Retained
                                                            Paid-in Capital       Stock         Deficit          Total
                                                                                  -----         -------          -----

                                    Shares       Amount
Balance at
     January 1, 2002            35,757,056    $  35,757      $ 12,558,505     $ (62,500)     $ (12,546,400)    $ (14,638)

     Shares issued                              420,000               420         16,380                 --        16,800

     Net Loss                     ________     ________          ________       ________          (40,978)       (40,978)
                                                                                               -----------    -----------

Balance at
     March 31, 2002             36,177,056    $  36,177      $ 12,574,885     $ (62,500)     $(12,587,378)     $ (38,816)
                                ==========    =========      ============     =========      =============     ==========


                          ELOCITY NETWORKS CORPORATION
                        Unaudited Statement of Cash Flows
                   Three months ended March 31, 2002 and 2001


                                                                 Three Months ended March 31,
                                                                     2002          2001
                                                                 -----------   -----------

Cash flows from operating activities:
     Net loss                                                    $   (40,978)  $  (32,908)
        Adjustments to reconcile net loss
        to net cash (used) in operating activities:
                 Depreciation                                          1,710         1,763
                 Stock issued for services rendered                   16,800             -
                 Loss (gain) on trading securities                     4,538         (631)
                 Decrease in accounts receivable                       6,228         7,788
                 Increase in prepaids                                      -      (50,000)
                 (Decrease) increase in accounts payable                (835)        1,528
                                                                 -----------   -----------

             Net cash (used) in operating activities                 (12,537)     (72,460)
                                                                 -----------   -----------

Cash flows from investing activities
       Non cash items in merger of Cyber Equestrian Inc.                   -        27,395
       Proceeds from sale of trading securities                        6,388        15,566
       Purchase of property and equipment                                  -       (5,000)
       Purchases of trading securities                                (1,517)
                                                                 -----------   -----------

Net cash provided by investing activities                              4,871        37,961
                                                                 -----------   -----------

Net decrease in cash and cash equivalents                             (7,666)     (34,499)

Cash and cash equivalents, beginning of year                          10,406       113,005
                                                                 -----------   -----------

Cash and cash equivalents, end of period                         $     2,740   $    78,506
                                                                 ===========   ===========

Supplemental disclosures Taxes paid                              $         -   $    10,000
                                                                 ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

A change in the Company's management and direction has occurred with certain impact on the Company's future. Prior to April, 2002, the Company generated revenues from the sale of advertising space through several of its Internet web sites, owned and managed by one of its subsidiaries, Value Plus Marketing. Revenues have decline over the past eighteen-or-so months, leading management to seek out new opportunities. In April, the Company implemented a plan of reorganization, which resulted in a change in management and direction of the business. When the plan of reorganization is fully implemented, the Company expects to have acquired new operations in home mortgage lending, in commercial real estate management and development, and in selected financial service sectors.

As part of the plan of reorganization, the Company effected a change of control of its subsidiary, Value Plus Marketing, to its other subsidiary, eLocity
Corporation. The Company also announced that it will "spin-off" to its shareholders its subsidiary, eLocity Corporation (with Value Plus Marketing), through a stock dividend. The spin-off will result in the Company's shareholders acquiring direct ownership of both the Company's, and eLocity Corporation's, common stock. Shareholders of record, as of April 30, 2002, will receive one-share of eLocity Corporation's common stock for each share of the Company's common stock owned. eLocity Corporation is a fully reporting public company, which intends (1) to file with the Securities and Exchange Commission documents to register its common stock and then (2) to apply for trading status for its common stock on a public market.

With respect to performance leading up to the reorganization, the following discussion and analysis should be considered in light of recent changes in management and direction and in conjunction with the Financial Statements for the three month period ended March 31, 2002 and 2001, appearing elsewhere in this Report.

RESULTS OF OPERATIONS

In the first quarter of 2002, the Company's revenues declined from $71,782 for the three month period ended March 31, 2001, to $28,622, a $43,160 (60%) decline in revenues attributable to declines in the use of the Internet as an advertising medium during this period.

In the first quarter of 2002, the Company's expenses declined from $127,229 for the three months ended March 31, 2001, to $65,070, a $62,269 decline in expenses due to reductions in salary, online hosting, and advertising costs. The Company had $1,710 in depreciation and amortization in the three months ended March 31, 2002, compared to $1,763 for the same period of 2001.

In the first quarter of 2002, the Company's net operating revenues increased from a net loss of ($55,447) in the three months ended March 31, 2001, to a net loss of ($36,448). This $18,999 increase in net operating revenues is due to downsizing operations in anticipation of a continuation of the Internet advertising-industry slump.

In the first quarter of 2002, the Company's net revenues declined from a net loss of ($32,908) in the three months ended March 31, 2001, to a net loss of ($40,978), due to a $22,508 decline in investment income plus the effects of $4,880 in unrealized losses on trading securities owned by the Company. The $8,070 decline in net losses resulted from the increases in net operating revenues, minus the declines in investment income, minus the effects of the unrealized losses on trading securities.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company had current assets of $15,425, compared to current assets of $38,728 as of December 31, 2001.

As of March 31, 2002, the Company had current liabilities of $67,102, a decline of $835 from the $67,937 in current liabilities as of December 31, 2001. The decline in current liabilities directly resulted from an $835 decline in accounts payable from $48,500 at year end, 2001, to $47,665.

Working capital declined in the first quarter, 2002, from a negative $29,209 to a negative $51,677, a $22,468 (77%) decline.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The plan of reorganization, discussed above, involved two elements. First, the Company announced, on April 17, 2002, that it has effected a change in management, enabling it to pursue new business opportunities. The change in management is the result of Anchor Holdings, Inc. ("Anchor"), acquiring a controlling interest in the Company, or 23,000,000 shares (64%) of the Company's issued and outstanding common stock).

Second, the Company reorganized its subsidiaries, by transferring 100% control of its subsidiary, Value Plus Marketing, to its other subsidiary eLocity Corporation, in exchange for the issuance of additional shares of common stock of eLocity Corporation. The Company will then "spin-off" its subsidiary, eLocity Corporation, to the Company's shareholders through a dividend of all shares owned by the Company.

Shareholders of the Company, as of April 30, 2002, will receive one share of eLocity Corporation's common stock for each share owned of the Company's common stock. The actual distribution of the stock dividend will not take place until the Company's planned filing of an SB- 2 registration statement of the shares becomes effective with the Securities and Exchange Commission. The Company is unable, at this time, to anticipate the date on which the SB-2 will become effective and, therefore, is unable to anticipate when the distribution of shares will occur.

Under new management, the Company has commenced developing new operations within home mortgage, commercial real estate development and management, and financial services. Pursuant to those plans, on April 25, 2002, the Company announced that it has entered into a Letter of Intent with Family Financial Solutions LLC ("FFS"), a Utah Limited Liability company, and James Cunningham to purchase a 100% interest in FFS. FFS is a financial consulting firm that specialized in mortgages, insurance, estate and tax planning, and debt management. FFS currently has operations in Arizona, California, Ohio, and Utah, and expects to exceed $2-million in service revenues for 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 12 of this Form 10-QSB, and are incorporated herein by this reference.

Reports on Form 8-K. The company filed a report on Form 8-K during the quarter for which this report is filed. They are as follows:

          (1) On February 8th, 2002, the Company announced that it entered into an agreement, wherein the Company will transfer all of its assets and business to its subsidiary, eLocity Corporation. ("eLocity"), in a tax free exchange. Following the closing of the transaction, the Company intends to file a Form SB-2 Registration Statement with the Securities and Exchange Commission ("SEC") to register a spin-off of the eLocity shares. Upon the registration becoming effective, the Company plans to distribute one share of eLocity's common stock for each share owned in the Company's common stock. Shareholders of record as of March 15, 2002, are entitled to receive the distributed shares.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 16th day of May, 2002.




                                    ELOCITY NETWORKS CORPORATION.


                                     /s/ Sandra Jorgensen
                                    -----------------------------------
                                    Sandra Jorgensen, President and Director

                                INDEX TO EXHIBITS



EXHIBIT           PAGE              DESCRIPTION
NO.               NO.
---               ---


3(i)              *        Certificate of Incorporation (incorporated by
                           reference to the Company's Registration Statement on Form S-4 (File No. 333-19125) filed on March 26,
                           1997).

3(ii)             *        By-Laws (incorporated by reference to the Company's
                           Registration Statement on Form S-4 (File No. 333-
                           19125) filed on March 26, 1997).

3(iii)            *        Amendment to Certificate of Incorporation filed
                           December 19, 2000 to change name to eLocity Networks
                           Corporation.




         * Previously filed as indicated and incorporated herein by reference.