Form 10QSB
period 2002-06-30
ELOCITY NETWORKS CORP
filed 2002-08-23
CIK 1029802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value
    (the only class of voting stock), as of August 22, 2002 was 87,827,056.

                                TABLE OF CONTENTS

                          PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.....................................................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS...................................................................4-5

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......................................................6

ITEM 5. OTHER INFORMATION ........................................................................................6

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..........................................................................7

         SIGNATURES...............................................................................................9

         CERTIFICATIONS. . . . . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . .9

         INDEX TO EXHIBITS.......................................................................................10










                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                          PART I- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to eLocity Networks Corporation, a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of June 30, 2002.....................................................................F-2

Unaudited Statement of Operations for the three and six months ended June 30, 2002 and 2001........................................................................................................F-3

Unaudited Statement of Cash Flows for the six months ended June 30, 2002 and 2001...............................F-4

Notes to the Unaudited Financial Statements.....................................................................F-5

                          ELOCITY NETWORKS CORPORATION
                                  Balance Sheet
                                  June 30, 2002


                                                                                             June 30, 2002
                                                                                              (Unaudited)
                                                                                    -------------------------------
Assets

Cash and cash equivalents                                                                                         -
                                                                                    -------------------------------

                                  Total Assets                                   $                                -

                                                                                    -------------------------------


                      Liabilities and Stockholders' Equity
Current liabilities - accounts payable                                           $                           52,000
Accrued liabilities                                                                                           7,923

                                                                                    -------------------------------
         Total Liabilities                                                                                   59,923

Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares authorized,
           no shares issued and outstanding                                                                       -
     Common stock, $.001 par value, 200,000,000 shares
           authorized, 36,727,056 shares issued and outstanding                                              36,727
     Additional paid-in capital                                                                          12,533,835
     Retained deficit                                                                                   (12,630,485)
                                                                                    -------------------------------
              Total Stockholders' Equity                                                                    (59,923)

                                                                                    -------------------------------
                   Total liabilities and stockholders' equity                    $                                -
                                                                                 $

                                                                                    ===============================


                          ELOCITY NETWORKS CORPORATION
                        Unaudited Statement of Operations
                Three and six months ended June 30, 2002 and 2001


                                                     Three Months Ended                     Six Months Ended
                                                          June 30                               June 30
                                                  2002                2001              2002                2001
  Revenues

    Membership and advertising fees       $            21,426 $          139,368 $          50,048  $         250,082
                                            -----------------   ----------------   ---------------     --------------

Expenses
   Advertising                                             75              1,000               275             26,488
   Automobile                                               -                777                 -                777
   Consulting fees                                     35,000                  -            35,000                  -
   Depreciation                                        (1,710)            11,138                 -             19,151
   Office                                                  52                870               304              2,774
   Online and hosting service                           5,485             46,374            12,695             75,094
   Other                                                  113                (78)              975              1,858
   Professional development                                 -              1,275               300              7,165
   Professional fees                                   (4,612)            35,307            21,759             53,514
   Rent                                                14,075              2,328            14,851              4,655
   Salary                                              19,349             64,682            44,117            102,467
   Telephone                                            1,142              4,576             3,704              7,482
   Travel                                                  60                998               118              1,301
                                            -----------------   ----------------   ---------------     --------------
          Total expenses                               69,029            169,247           134,098            302,726
                                            -----------------   ----------------   ---------------     --------------

  Net gain (loss) from operations                     (47,603)           (29,879)          (84,050)           (52,644)
                                            -----------------   ----------------   ---------------     --------------

  Other income (expense)
    Interest                                                7                360                15                994
    Other income (loss)                                     -                  -              (392)                 -
    Cyber Equestrian, Inc, acquisition                      -             (2,847)                -              3,279
    Realized gain on trading securities                     -                  -               342                  -
    Unrealized loss on trading securities                   -             (4,080)                                5,920
                                            -----------------   ----------------   ---------------     --------------
          Total other income (expense)                      7             (6,567)              (35)            10,193
                                            -----------------   ----------------   ---------------     --------------

  Net Gain (Loss)                         $           (47,596)$          (36,446)$         (84,085) $         (42,451)
                                            =================   ================   ===============     ==============



Net Gain (Loss) per Share                  $          (.0013) $           (.0010)            (.0023)          (.0012)
                                             -----------------   ---------------     --------------- ----------------

Weighted average shares outstanding                 36,579,000         35,496,000         36,224,000       35,496,000
                                             =================    ===============    =============== ================

                          ELOCITY NETWORKS CORPORATION
                        Unaudited Statement of Cash Flows
                     Six months ended June 30, 2002 and 2001


                                                                                   Six Months ended June 30,
                                                                                   2002                2001
                                                                             -----------------   -----------------

Cash flows from operating activities:
     Net loss                                                              $           (84,085)$           (42,451)
        Adjustments to reconcile net loss
        to net cash (used) in operating activities:
                 Depreciation                                                                -              19,151
                 Stock received for advertising                                              -             (12,500)
                 Stock issued for services rendered                                     18,800                   -
                 Loss (gain) on trading securities                                           -              (5,920)
                 Minority interest                                                           -                 821
                 Decrease in accounts receivable                                        17,006              (4,417)
                 Increase in prepaids                                                        -             (50,000)
                 (Decrease) increase in accounts payable                               (15,937)             44,956
                 (Decrease) increase in goodwill                                             -            (150,000)
                 Increase in deferred credit                                                 -             116,667
                                                                             -----------------   -----------------

        Net cash (used) in operating activities                                        (64,216)            (83,693)
                                                                             -----------------   -----------------

Cash flows from investing activities
       Divestiture of subsidiary                                                        27,422                   -
       Proceeds from sale of trading securities                                          6,388              38,084
       Purchase of property and equipment                                                    -              (5,250)
                                                                             -----------------   -----------------

                Net cash provided (used) by investing activities                        33,810              32,834
                                                                             -----------------   -----------------

Cash flows from financing activities
       Sale of stock for cash                                                           20,000                   -
                                                                             -----------------   -----------------
                Net cash provided (used) by financing activities                        20,000                   -
                                                                             -----------------   -----------------

Net decrease in cash and cash equivalents                                              (10,406)            (50,859)

Cash and cash equivalents, beginning of year                                            10,406              70,806
                                                                             -----------------   -----------------

Cash and cash equivalents, end of period                                   $                 0 $            19,947
                                                                             =================   =================

                                                                             -----------------   -----------------

                          ELOCITY NETWORKS CORPORATION
                   Notes to the Unaudited Financial Statements
                         Six months ended June 30, 2002

1.        Unaudited Financial Statements

The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows for the six months ended June 30, 2002. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the entire year.

2.  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB, filed with the Securities and Exchange Commission. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim operations results are not necessarily indicative of the results for the full year ended December 31, 2002.

3.  Divestiture of Subsidiaries

On April 16, 2002, the Company entered into a Stock Exchange Agreement with its majority owned subsidiary, eLocity, Inc. ("eLocity"), whereby eLocity acquired 100% of all issued and outstanding shares in Value Plus Marketing (also a subsidiary) in exchange for 15,977,056 restricted shares of eLocity's common stock. The transaction caused the Company to own a total of 35,977,056 shares of eLocity or 87.8% of its common stock. The Stock Exchange Agreement further required the Company to distribute all 35,977,056 shares of eLocity to the Company's shareholders of record as of April 30, 2002, on a one for one basis, pursuant to an effective registration statement with the Securities and Exchange Commission ("Commission"). The effect of the distribution to Company shareholders being that the Company would divest itself of all interest in eLocity as of April 30, 2002.

The financial statements presented reflect the inclusion of earnings and losses in the subsidiaries up to April 30, 2002 (the date of divestiture) and also reflect the balance sheet as of the end of June without any consolidated subsidiaries. The Company is unable to anticipate the date on which a registration statement will become effective and, therefore, cannot determine when the actual distribution of eLocity shares to Company shareholders will occur. The shares of eLocity are currently held in trust for the benefit of the Company's shareholders but are not shown as an asset or liability of the Company.

4.        Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

During the second quarter of the current fiscal period, changes in control of the Company's securities have lead to the appointment of new management and a transition in operational focus that will have a substantial impact on the Company's shareholders.

Until April 30, 2002, the Company generated revenues from the sale of advertising space through several of its Internet web sites, owned and managed by one of its subsidiaries, Value Plus Marketing, Inc. ("VPM"), a Florida corporation. Since revenues had been declining over the prior eighteen months, former management decided to seek new opportunities for the Company's shareholders.

On April 9, 2002, the Company's majority shareholders, Messrs. Thomas Clay and Mark Schellenberger, entered into a Stock Purchase Agreement with Anchor Holdings, Inc., ("Anchor"), whereby Anchor gained control of 63.9% of the voting stock of the Company in exchange for $280,000 payable according to the terms of a promissory note. Messrs. Clay and Schellenberger resigned from their respective positions as officers and directors after appointing Sandra Jorgensen and Dennie Thompson as directors. Ms. Jorgensen was then appointed as president.

On April 16, 2002, the Company entered into a Stock Exchange Agreement with its majority owned subsidiary, eLocity, Inc. ("eLocity"), whereby eLocity acquired 100% of all issued and outstanding shares in VPM in exchange for 15,977,056 restricted shares of eLocity's common stock. The transaction caused the Company to own a total of 35,977,056 shares of eLocity or 87.8% of its common stock. The Stock Exchange Agreement further required the Company to distribute all 35,977,056 shares of eLocity to the Company's shareholders of record as of April 30, 2002 on a one for one basis, pursuant to an effective registration statement with the Securities and Exchange Commission ("Commission"). The effect of the distribution to Company shareholders being that the Company would divest itself of all interest in eLocity as of April 30, 2002. The divestiture has been completed, however, the Company is yet to file a registration statement with the Commission enabling the distribution. The Company is unable to anticipate the date on which a registration statement will become effective and, therefore, cannot determine when the actual distribution of eLocity shares to Company shareholders will occur. The shares of eLocity are currently held in trust for the benefit of the Company's shareholders.

The Company had no subsidiaries as of June 30, 2002.

The following discussion and analysis should be considered in light of recent changes in management and operational focus in conjunction with the Financial Statements for the six month period ended June 30, 2002 and 2001.

RESULTS OF OPERATIONS

During the three months ended June 30, 2002, the Company's revenues decreased from $139,368 for the three month period ended June 30, 2001, to $21,426, a $117,942 (85%) decrease in revenues. The decrease in revenues is attributable to a general decline in the use of the Internet as an advertising medium during this period. In the six months ended June 30, 2002, the Company's revenues decreased from $250,082 for the six month period ended June 30, 2001, to $50,048, a $200,034 (80%) decrease.

During the three months ended June 30, 2002, the Company's expenses decreased from $169,247 for the three months ended June 30, 2001, to $69,029, a $100,218 decrease in expenses. The decrease in expenses is attributable to reductions in salaries, online hosting, and advertising costs. During the six months ended June 30, 2002, expenses decreased from $302,726 for the same period in 2001, to $130,098, a decrease of $172,628.

In the three months ended June 30, 2002, the Company's net operating revenues decreased from a net loss of ($29,879) for the three months ended June 30, 2001, to a net loss of ($47,603). This $17,824 decrease in net operating revenues is largely due to decreased revenue in the second and third months of the quarter following the change in operational focus. During the six month period ended June 30, 2002, net operating revenues decreased from a net loss of ($52,644) for the six months ended June 30, 2001, to a net loss of ($84,050), a decrease of $31,406.

In the three months ended June 30, 2002, the Company's net income declined from a net loss of ($36,446) in the three months ended June 30, 2001, to a net loss of ($47,596). During the six month period ended June 30, 2002, net income decreased from a net loss of ($42,451) for the six months ended June 30, 2001, to a net loss of ($84,085).

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company had no current assets, compared to current assets of $38,728 as of December 31, 2001.

As of June, 2002, the Company had current liabilities of $52,000, a decrease of $15,937 from the $67,937 in current liabilities as of December 31, 2001. The decrease in current liabilities came as a result of the divestiture of the Company's subsidiary.

Working capital decreased in the six months ended June 30, 2002, from a negative $29,209 to a negative $52,000, a $22,791 (78%) decline.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS

The Company announced on May 15, 2002 that the holder of a majority of the Company's voting stock had adopted certain amendments to the Company's certificate of incorporation, to be effective June 21, 2002 pursuant to a Notice of Action by Written Consent. The amendments to be adopted were described as a change in the Company's name, from "eLocity Networks Corporation" to "Diversified Financial Resources Corporation" and an increase in the Company's authorized common stock, from 200,000,000 to 3,000,000,000 common shares par value $0.001. The record date for the action was May 15, 2002, at which date one shareholder (Blue Anchor Holdings, Inc.) held 24,000,000 common shares or 65.3% of the 36,727,056 then outstanding. Shareholders of record as of May 15, 2002 were to receive notice of this action.

Prior to the mailing to shareholders of record and the effective date of the actions described in the Notice of Action by Written Consent, Blue Anchor Holdings, Inc., the holder of the majority of the Company's issued and outstanding share decided against increasing the authorized common shares from 200,000,000 to 3,000,000,000. On June 10, 2002, the Company filed notice with the Commission related to certain erroneous filing of notices of a special shareholders meeting to consider the matters described in the Notice of Action by Written Consent. The effective date of action to be taken passed without the Company effecting either a name change or an increase in the authorized common shares of the Company.

On August 6, 2002, the Company announced that the holder of a majority of the Company's voting stock had adopted an amendment to the Company's certificate of incorporation, to be effective August 23, 2002 pursuant to a Notice of Action of Written Consent. The amendment to be adopted was described as a change in the Company's name, from "eLocity Networks Corporation" to "Diversified Financial Resources Corporation". The record date for the action was July 25, 2002, at which date one shareholder (John Chapman) held 51,100,000 common shares or 58.4% of the 87,827,056 then outstanding. Shareholders of record as of July 25, 2002 are to receive notice of this action.

ITEM 5. OTHER INFORMATION

On June 5, 2002, the Company entered into a Stock Exchange Agreement with John Chapman to acquire 100% of Diversified Holdings -XIX, Inc.(Diversified), a real estate holding company, in exchange for 51,100,000 shares of the Company's common stock. Diversified owns various interests in 13 pieces of real estate located in Utah and California. The real estate primarily consist of residential investment properties which include several homes, an apartment complex and raw land which under development. The total estimated gross value of the real estate is $3,845,000. The real estate has approximately $2,287,000 in underlying mortgages with an estimated $1,558,000 in net equity. The rental properties currently generate an estimated $306,000 in gross rental revenues. The properties in there current condition operate at a slight loss.

Sandra Jorgenson a director and the Company's president is the daughter of John Chapman.

Due to unanticipated complications arising from the accounting associated with consolidating the thirteen separate pieces of real estate in two states owned by Diversified and acquired as a result of the Stock Exchange Agreement, the parties agreed to amend the closing date from June 5, 2002 to July 24, 2002 in order to ensure compliance with the reporting requirements of the Exchange Act of 1934 as amended (the "Exchange Act").

On August 7, 2002, the Company acquired an eighty percent (80%) interest in Family Financial Solutions Corp. ("FFSC") pursuant to the terms and conditions of a Stock Purchase Agreement, from James Cunningham, the founder, principal owner and chief executive officer of FFSC. The terms of the Stock Purchase Agreement provide that the Company must issue fifteen million (15,000,000) restricted shares to Cunningham in exchange for forty thousand (40,000) shares of FFSC which represent an 80% interest. The Company shares and the FFSC shares are to be placed into escrow until December 15, 2002, subject to each party's unconditional right to rescind the transaction before that date. The Stock Purchase Agreement anticipates a loan of two million six hundred thousand ($2,600,000) to be made by the Company to FFSC on a best efforts basis and provides for the appointment of Mr. Cunningham to the Company's board of directors.
(Report filed on Form 8-K dated August 19, 2002.)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

Reports on Form 8-K. The company filed four reports on Form 8-K during the quarter for which this report is filed and one report subsequent to the quarter detailed here. The the reports are as follows:

         (1)

 On April 17, 2002, the Company reported a change in control of the Company's securities and management with the former majority shareholders, Messrs. Thomas Clay and Mark Schellenberger, selling 23,000,000 shares or 63.9% of the Company's issued and outstanding securities to Blue Anchor Holdings, Inc. The sale included the appointment of Sandra Jorgensen as president of the Company and a director in addition to the appointment of Dennie Thompson as a director. Messrs. Clay and Schellenberger resigned their respective positions as officers and directors.

         (2) On May 7, 2002, the Company reported the dismissal of Bobbitt Pittenger & Co as its principal accountant engaged to audit the Company's financial statements, effective May 15, 2002 and the engagement of Jones Simkins LLP as the Company's principal accountant subsequent to that date.

         (3) On June 12, 2002, the Company reported that on April 16, 2002, the Company had exchanged all the shares of Value Plus Marketing, Inc. to its majority owned subsidiary eLocity, Inc. ("eLocity") in exchange for additional securities of eLocity. The exchange further required the Company to distribute its entire interest in eLocity pursuant to a effective registration statement with the Commission effective as of April 30, 2002.

         (4) On June 18, 2002, the Company reported that on June 5, 2002, the Company acquired 100% of Diversified Holdings -XIX, Inc.("Diversified"), a real estate holding company, from John Chapman, in exchange for 51,100,000 shares of the Company's common stock. Diversified owns various interests in 13 pieces of real estate located in Utah and California. The closing date for the transaction was subsequently moved to July 24, 2002.

         (5) On August 19, 2002, the Company reported that on August 7, 2002, the Company acquired an 80% interest in Family Financial Solutions Corp.("FFSC"), a service provider of non-traditional mortgages, from James Cunningham, in exchange for 15,000,000 shares of the Company's common stock.
















                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 22nd day of August, 2002.




                ELOCITY NETWORKS CORPORATION.


                /s/ Sandra Jorgensen
                -----------------------------------
                Sandra Jorgensen, President and Director


          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of eLocity Networks Corporation (the " Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Sandra Jorgensen, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

         /s/ Sandra Jorgensen
         ---------------------------------
         Sandra Jorgensen
         Chief Executive Officer, Chief Financial Officer
         August 22, 2002

                                INDEX TO EXHIBITS

EXHIBIT           PAGE                      DESCRIPTION
NO.               NO.

3(i)(a)           *        Articles of Incorporation of the Company (note that
                           these were amended by the Articles of Merger
                           constituting Exhibit 2 to this Form 10-KSB)
                           (incorporated herein by reference from Exhibit No.
                           3(i) to the Company's Form 10-KSB for the year ended
                           December 31, 1993).

3(i)(b)           11       Amendment to Certificate of Incorporation dated February 16, 2000 to change name of the Company from Vaxel, Inc. to Chattown.com
                           Networks, Inc.

3(i)(c)           *        Amendment to Certificate of Incorporation dated December 19, 2000 to
                           change           name of the Company from Chattown.com Networks, Inc. to
                           Elocity Networks Corporation (incorporated herein by reference from
                           Exhibit 3(iii) of the Comapny's Form 10KSB for the year ended December
                           31, 2000.

3(ii) * Bylaws of the Company, as amended (incorporated herein by reference from Exhibit 3(ii) of the Company's Form 10 KSB for the year ended December 31,
                           1995).

10(i)             *        Stock Exchange Agreement between the Company and John Chapman.
                           dated June 18, 2002 in connection with the acquisition of Diversified
                           Holdings-XIX, Inc. (incorporated by reference to the Form 8K filed on
                           June 18, 2002).

10(ii)            *        Stock Exchange Agreement between the Company and James Cunningham dated August 7, 2002 in connection with the acquisition of Family Financial
                           Solutions Corp.(incorporated by reference to the Form 8K filed on
                           August19, 2002)

         * Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.

Exhibit 3(i)(a)
                                STATE of DELAWARE
                            CERTIFICATE of AMENDMENT
                         of CERTIFICATE of INCORPORATION


  First: That at a meeting of the Board of Directors of Vaxcel, Inc. held on February 16, 2000, resolutions were duly adopted setting forth a proposed amendment of the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and resulting in the entry of Shareholder Consent to Action without a Meeting by the 87% shareholder of said corporation approving the proposed action. The resolution setting forth the proposed amendment is as follows:

  Resolved, that the Certificate of Incorporation of the corporation be amended by changing Article First, "Name" so that, as amended, said Article shall be and read as follows:

           "The name of the corporation is Chattown.com Network, Inc."

 Second: The necessary number of shares as required by statute were voted in favor of the amendment.

 Third: That said amendment was duly adopted in accordance with the provisions of the General Corporation Law of the State of Delaware.

 Fourth: That the capital of said corporation shall not be reduced under or by reason of said amendment.


     Dated: February 16, 2000          BY: /s/ Richard D. Surber
                                           ---------------------
                                               President and Director

                                       NAME: Richard D. Surber