Form 10QSB
period 2002-09-30
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2002-12-09
CIK 1029802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition
         period from              to               .
                     ------------    --------------


                         Commission file number: 0-22373
                                     -------


                      DIVERSIFIED FINANCIAL RESOURCES, INC.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)




                         Delaware                   58-2027283
                         --------                   ----------
             (State or other jurisdiction of     (I.R.S. Employer
              incorporation or organization)    Identification No.)





                     1771 Wolviston Way, San Diego, CA 92154
                     ---------------------------------------
               (Address of principal executive office) (Zip Code)


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

                                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of December 6, 2002 was 123,357,056.

                                TABLE OF CONTENTS

                          PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS................................-5

                                                      PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................8

ITEM 5. OTHER INFORMATION ....................................................9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................9

         SIGNATURES..........................................................11

         CERTIFICATIONS. . . . . . . . .. . . . . . . . . . . . . . . . . . .12

         INDEX TO EXHIBITS...................................................13










                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                          PART I- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Diversified Financial Resources, Inc. (fka eLocity Networks Corporation), a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2002, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-5 and are incorporated herein by this reference.











                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]



INDEX TO FINANCIAL STATEMENTS

Unaudited Balance Sheet as of September 30, 2002................................................................F-2

Unaudited Statement of Operations for the three and nine months ended September 30, 2002 and 2001........................................................................................................F-3

Unaudited Statement of Cash Flows for the nine months ended September 30, 2002 and 2001.........................F-4

Notes to the Unaudited Financial Statements.....................................................................F-5








                                       DIVERSIFIED FINANCIAL RESOURCES, INC.
                                                   Balance Sheet
                                                September 30, 2002


                                                                                          September 30, 2002
                                                                                              (Unaudited)
                                                                                    -------------------------------
Assets
    Current Assets
Cash and cash equivalents                                                                                         -
                                                                                    -------------------------------
                                          Total Current Assets                                                    -

    Fixed Assets
Real property held for investment                                                                           431,460
                                                                                    -------------------------------
                               Total Fixed Assets                                $                          431,460

                                                                                    -------------------------------


Liabilities and Stockholders' Equity
    Current liabilities
Accounts payable                                                                 $                              470
Accrued liabilities                                                                                           7,923
Related party payables                                                                                        1,501
                                                                                    -------------------------------
         Total Current Liabilities                                                                            9,894

   Long Term Liabilities
Notes and mortgages payable                                                                                 376,234
                                                                                    -------------------------------
            Total Long Term Liabilities                                                                     376,234

                                                                                    -------------------------------
Total Liabilities                                                                                           386,128

Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares authorized,                                               -
           no shares issued and outstanding
     Common stock, $.001 par value, 200,000,000 shares                                                       91,357
           authorized, 91,357,056 shares issued and outstanding
     Additional paid-in capital                                                                          12,588,932
     Retained deficit                                                                                   (12,634,957)
                                                                                    -------------------------------
              Total Stockholders' Equity                                                                     45,332

                                                                                    -------------------------------
                   Total liabilities and stockholders' equity                    $                       431,460.00
                                                                                 $
                                                                                    ===============================




                                       DIVERSIFIED FINANCIAL RESOURCES, INC.
                                         Unaudited Statement of Operations
                              Three and Nine months ended September 30, 2002 and 2001


                                                     Three Months Ended                     Nine Months Ended
                                                        September 30                          September 30
                                                   2002               2001              2002                2001
Revenues
    Rental revenue                                      4,300                  -             4,300                   -
                                             -------------------------------------------------------------------------
             Total revenues                             4,300                  -             4,300                   -

Expenses
    Professional fees                                     470                  -               470                   -
                                             -------------------------------------------------------------------------
          Total expenses                                  470                  -               470                   -

Net gain (loss) from operations                         3,830                  -             3,830                   -
                                             ----------------   ----------------   ---------------     ---------------

Other income (expense)
    Interest/Other                                     (8,302)                 -            (8,302)                  -
    Other expense                                           -                  -                 -                   -
    Income (Loss) from Cyber                                -                  -                 -                   -
         Equestrian acquisition
                                             -------------------------------------------------------------------------
Total other income (expense)                           (8,302)                 -            (8,302)                  -

Net gain (loss) income before taxes                    (4,472)                 -            (4,472)                  -
and discontinued operations

Gain/(loss) from discontinued                               -            (36,446)          (84,085)            (42,451)
operations

Net gain (loss) before taxes                           (4,472)           (36,446)          (88,557)            (42,451)

Provision for income taxes                                  -             15,189                 -             219,119

Net Gain (Loss)                            $           (4,472)           (21,257)          (88,557)            176,668
                                             ================   ================   ===============     ===============


Net Gain (Loss) per Share                  $              (0.00)               (0.00)                (0.00)
                                                ----------------      ---------------       ---------------

Weighted average shares outstanding                   74,526,621           35,494,656            49,146,433             35,494,656
                                                ================      ===============       ===============       ================














                                        DIVERSIFIED FINANCIAL RESOURCES, INC.
                                          Unaudited Statement of Cash Flows
                                    Nine months ended September 30, 2002 and 2001


                                                                                       Nine Months ended
                                                                                         September 30,
                                                                                   2002                2001
                                                                             -----------------   -----------------
Cash flows from operating activities:
     Net loss                                                              $           (88,557)           (121,859)
        Adjustments to reconcile net loss
        to net cash (used) in operating activities:
                 Depreciation                                                                -              32,077
                 Stock received for advertising                                              -             (20,050)
                 Stock issued for services                                              18,800                   -
                 Loss (gain) on trading securities                                           -              (4,499)
                 Loss on permanent decline of securities                                     -             205,964
                 Minority interest                                                           -                (288)
                 Decrease in accounts receivable                                        17,006               1,492
                 Increase in prepaids                                                        -             (59,948)
                 Net assets of discontinued operations                                  27,422
                 (Decrease) increase in accounts payable                               (15,467)             31,956
                 (Decrease) increase in goodwill                                             -            (150,000)
                 (Decrease) increase in related party payable                            1,501                   -
                 Increase in deferred credit                                                 -              66,666
                                                                             -----------------   -----------------
        Net cash (used) in operating activities                                        (39,295)           (224,453)
                                                                             -----------------   -----------------

Cash flows from investing activities
      Proceeds from sale of trading securities                                           6,388              50,310
      Purchase of property and equipment                                                     -              (7,015)
                                                                             -----------------   -----------------
                Net cash provided (used) by investing activities                         6,388              43,295
                                                                             -----------------   -----------------

Cash flows from financing activities
      Sale of stock for cash                                                            20,000                   -
      Increase (decrease) in long-term debt                                              2,501
      Advances from owners                                                                   -             112,537
                                                                             -----------------   -----------------
                Net cash provided (used) by financing activities                        22,501             112,537

Net decrease in cash and cash equivalents                                              (10,406)            (68,621)
Cash and cash equivalents, beginning of year                                            10,406              70,806
                                                                             -----------------   -----------------
Cash and cash equivalents, end of period                                   $                 -               2,185
                                                                             =================   =================

                                                                             -----------------   -----------------


                      DIVERSIFIED FINANCIAL RESOURCES, INC.
                   Notes to the Unaudited Financial Statements
                      Nine months ended September 30, 2002

1.        Unaudited Financial Statements

The unaudited financial statements include the accounts of the Company and include all adjustments (consisting of normal recurring items), which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows for the nine months ended September 30, 2002. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the entire year.

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

The financial statements presented reflect the inclusion of earnings and losses in the subsidiaries up to April 30, 2002 (the date of divestiture) and also reflect the balance sheet as of the end of September without any consolidated subsidiaries. The Company is unable to anticipate the date on which a registration statement will become effective and, therefore, cannot determine when the actual distribution of eLocity shares to Company shareholders will occur. The shares of eLocity are currently held in trust for the benefit of the Company's shareholders but are not shown as an asset or liability of the Company.

4.  Supplemental cash flow information:

During the nine months ended September 30, 2002 the Company:

    a) Issued 51,100,000 shares of common stock in exchange for real property with an historical cost of $431,460 and notes payable of $373,733.

    b) Issued 3,500,000 shares of common stock in exchange for accounts payable of $52,000.

5.        Additional footnotes included by reference

Except as indicated in Notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission. Therefore, those footnotes are included herein by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

Diversified Financial Resources, Inc. (Diversified or the Company) is a real estate holding company that currently operates through it wholly owned subsidiary Diversified Holdings - XIX, Inc. (Diversified -XIX). On July 24, 2002, Diversified closed upon a Stock Purchase Agreement ("Agreement") with Diversified XIX whereby Diversified acquired a 100% interest in Diversified XIX in exchange for 51,100,00 shares of Diversified's common stock. See Form 8K filed on June 18, 2002 and subsequent Form 8K/A's filed on August 19, 2002 and November 12, 2002 for more information on this transaction.

Prior to Diversified's acquisition of Diversfied XIX, Diversified operated under the name eLocity Networks, Inc. through its former subsidiary Value Plus Marketing, Inc. (VPM). The Company generated revenues from the sale of advertising space through several of its Internet web sites, owned and managed by VPM. As a result of declining revenues over the prior eighteen months, former management decided to seek new opportunities for the Company's shareholders. As a result, a change in control resulted and the Company divested itself of VPM on April 30, 2002.

On April 9, 2002, the Company's majority shareholders, Messrs. Thomas Clay and Mark Schellenberger, entered into a Stock Purchase Agreement with Blue Anchor Holdings, Inc., ("Anchor"), whereby Anchor gained control of 63.9% of the voting stock of the Company in exchange for $280,000 payable according to the terms of a promissory note. Messrs. Clay and Schellenberger resigned from their respective positions as officers and directors after appointing Sandra Jorgensen and Dennie Thompson as directors. Ms. Jorgensen was then appointed as president. Anchor is currently in default pursuant to the terms of the Stock Purchase Agreement and plans to return all shares to Messrs. Clay and Schellenberger. Nonetheless, the control of Diversified is expected to remain with current management.

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

The following discussion and analysis should be considered in light of recent changes in management and operational focus in conjunction with the Financial Statements for the nine month period ended September 30, 2002 and 2001.

RESULTS OF OPERATIONS

The Company recorded revenues of $4,300 for the three and nine months ended September 30, 2002 and $0 for the three month nine months ended September 30, 2001. The Company recorded revenues of $0 for the 2001 comparable periods because the former operations of the Company are not comparable to the current operations of the Company.

The Company recorded $470 in expenses for the three and nine months ended and $0 in expenses for the comparable periods in 2001. The Company recorded $0 in expenses for the comparable periods in 2001 because the former operations of the Company are not comparable to the current operations of the Company.

The Company's recorded a net operating gain of $3,830 for the three and nine months ended September 30, 2002 and $0 in net operating gains for the comparable periods in 2001. The net gain was the result of rental revenues generated in the later portion of the quarter ended September 30, 2002. No revenues were booked for the comparable periods in 2001 because the Company's current operations are not comparable.

The Company recorded a net loss of $4,472 and $88,557 for the three and nine months ended September 30, 2002, respectively. This compares to a net loss of $57,703 for the three months ended September 30, 2001 and a net gain of $134,217 for the nine month period ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company had no current assets, compared to current assets of $38,728 as of December 31, 2001.

As of September 30, 2002, the Company had current liabilities of $9,894, a decrease of $58,043 from the $67,937 in current liabilities as of December 31, 2001. The decrease in current liabilities came as a result of the divestiture of the Company's subsidiary and the subsequent settlement of fees owed to certain consultants for share of the Company's common stock..

The Company had a working capital deficit of $9,894 as of September 30, 2002 compared to a deficit of $29,209 for the year ending December 31, 2002.


Known Trends, Events, or Uncertainties

General Real Estate Investment Risks
Diversified's investments are subject to varying degrees of risk generally incidental to the ownership of real property. Real estate values and income from Diversified's current properties may be adversely affected by changes in national or local economic conditions and neighborhood characteristics, changes in interest rates and in the availability, cost and terms of mortgage funds, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters which may result in uninsured losses, acts of war, adverse changes in zoning laws and other factors which are beyond the control of Diversified.

Value and Illiquidity of Real Estate
Real estate investments are relatively illiquid. The ability of Diversified to vary its ownership of real estate property in response to changes in economic and other conditions is limited. If Diversified must sell an investment, there can be no assurance that Diversified will be able to dispose of it in the time period it desires or that the sales price of any investment will recoup the amount of Diversified's investment.

Property Taxes
Diversified's real property is subject to real property taxes. The real property taxes on this property may increase or decrease as property tax rates change and as the property is assessed or reassessed by taxing authorities. If property taxes increase, Diversified's operations could be adversely affected.

Forward Looking Statements
The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of Diversified to continue its expansion strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although Diversified believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by Diversified or any other person that the objectives and plans of Diversified will be achieved.

Controls and Procedures

1.       Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company's Sole Executive Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Sole Executive Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in timely alerting him to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

2.       Changes in internal controls.

There were no significant changes made in the Company's internal controls during the period covered by this report or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of the Sole Executive Officer's evaluation.

                                             PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


On June 3, 2002, the Company issued 51,100,000 shares of restricted common stock to John Chapman in exchange for a 100% interest in Diversified XIX. The shares transferred by the Company were valued at $57,727. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single individual in exchange for securities in a privately held company; (2) there was only one offeree who was issued stock for stock; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On September 30, 2002, the Company issued 3,500,000 shares to Hudson Consulting Group, Inc in exchange for a settlement on services rendered to the Company. The shares transferred by the Company were valued at $52,000. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single company in exchange for services rendered; (2) there was only one offeree who was issued stock for services; (3) the offeree has not resold the stock but has continued to hold it since the date of issue;
(4) there were no subsequent or contemporaneous public offerings of the stock;
(5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On October 15, 2002, the Company cancelled 500,000 shares previously issued to Richard Surber pursuant to a Form S-8 Registration Statement which was withdrawn for services rendered. The 500,000 shares were then reissued that same day bearing a restrictive legend pursuant Rule 144 of the Securities Act of 1933. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors:
(1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single individual in exchange for services rendered; (2) there was only one offeree who was issued stock for services; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On November 1, 2002, the Company issued in an additional 23,000,000 shares of the Company's common stock to John Chapman in exchange for leasing fees, loans and cash advances made to the Company valued at $46,887. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a single individual in exchange for leasing fees, loans and cash advances ,made on behalf of the Company; (2) there was only one offeree who was issued stock for cash; (3) the offeree has not resold the stock but has continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offeree and the Company.

On November 1, 2002, the Company issued 9,000,000 shares to 4 individuals for services rendered. Those individuals are Sandra Jorgensen, Athena Killen, Dennis Thompson, and Norman Mullis. The services provided by the individuals were valued at $18,000. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering. The Company made this offering based on the following factors: (1) The issuance was an isolated private transaction by the Company which did not involve a public offering, being made to a group of 4 persons in exchange for services provided to the Company; (2) there was only 4 offerees who was issued stock for services; (3) the offerees have not resold the stock but have continued to hold it since the date of issue; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations for the sale of the stock took place directly between the offerees and the Company.


ITEM 4. SUBMISSION OF MATTERS


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

ITEM 5. OTHER INFORMATION

On June 5, 2002, the Company entered into a Stock Exchange Agreement with John Chapman to acquire 100% of Diversified Holdings -XIX, Inc.(Diversified), a real estate holding company, in exchange for 51,100,000 shares of the Company's common stock. Diversified owns various interests in 4 pieces of real estate located in Utah. The real estate primarily consist of residential investment properties which include two homes, a condominium and a duplex.. The total estimated gross value of the real estate is $616,000. The real estate has approximately $378,234 in underlying mortgages with an estimated $237,766 in net equity. The properties in their current condition operate at a loss.

Sandra Jorgensen a director and the Company's president is the daughter of John Chapman.

Due to unanticipated complications arising from the accounting associated with consolidating the thirteen originally proposed separate pieces of real estate in two states owned by Diversified and acquired as a result of the Stock Exchange Agreement, the parties agreed to amend the closing date from June 5, 2002 to July 24, 2002 in order to ensure compliance with the reporting requirements of the Exchange Act of 1934 as amended (the "Exchange Act") and reduced the number of properties to four in an Addendum dated November 8, 2002.

On August 7, 2002, the Company acquired an eighty percent (80%) interest in Family Financial Solutions Corp. ("FFSC") pursuant to the terms and conditions of a Stock Purchase Agreement, from James Cunningham, the founder, principal owner and chief executive officer of FFSC. The terms of the Stock Purchase Agreement provide that the Company must issue fifteen million (15,000,000) restricted shares to Cunningham in exchange for forty thousand (40,000) shares of FFSC which represent an 80% interest. The Company shares and the FFSC shares are to be placed into escrow until December 15, 2002, subject to each party's unconditional right to rescind the transaction before that date. The Stock Purchase Agreement anticipates a loan of two million six hundred thousand ($2,600,000) to be made by the Company to FFSC on a best efforts basis and provides for the appointment of Mr. Cunningham to the Company's board of directors. (Report filed on Form 8-K dated August 19, 2002.) This transaction was reversed on October 28, 2002. The 15,000,000 shares of the Company were cancel and returned to the authorized but un issued shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 10 of this Form 10-QSB, and are incorporated herein by this reference.

Reports on Form 8-K. The company filed three reports on Form 8-K during the quarter for which this report is filed and three reports subsequent to the quarter detailed here, the reports are as follows:


         (1) On June 18, 2002, the Company filed a Form 8K which reported that on June 5, 2002, the Company acquired 100% of Diversified Holdings -XIX, Inc.("Diversified"), a real estate holding company, from John Chapman, in exchange for 51,100,000 shares of the Company's common stock. Diversified owns various interests in 13 pieces of real estate located in Utah and California. The closing date for the transaction was subsequently moved to July 24, 2002.

         (2) On August 19, 2002, the Company filed a Form 8K which reported that on August 7, 2002, the Company acquired an 80% interest in Family Financial Solutions Corp.("FFSC"), a service provider of non-traditional mortgages, from James Cunningham, in exchange for 15,000,000 shares of the Company's common stock.

         (3) On August 19, 2002, the Company filed a Form 8K/A which contained an Amendment to the Stock Exchange Agreement between Diversified and John Chapman dated June 5, 2002, changing the closing from June 5, 2002 to July 24, 2002.

         (4) On October 28, 2002 the Company filed a Form 8K/A to amend its prior reporting of the change of Certifying Accountant that took place on May 3, 2002.

         (5) On October 29, 2002, the Company filed a Form 8K/A which contained a Letter Cancelling the Agreement between the Company and James Cunningham and Jodie Cunningham in connection with the purchase of an 80% interest in Family Financial Solutions Corp.

         (6) On November 15, 2002, the Company filed a From 8K/A which contained an Addendum to the Stock Exchange Agreement dated June 3, 2002 between Diversified and John Chapman excluding certain real estate properties from being acquired by Diversified through its subsidiary Diversified XIX.












                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 6th day of December, 2002.




      DIVERSIFIED FINANCIAL RESOURCES, INC.



      /s/ Sandra Jorgensen
      -----------------------------------------------
      Sandra Jorgensen, President and Director

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Diversified Financial Resources, Inc. (the" Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, Sandra Jorgensen., Chief Executive, Sole Executive Officer, certify, pursuant to 18 U.S.C. S 1350, as adopted pursuant to S 906 of the Sarbanes-Oxley Act of 2002, that:

1.I have reviewed this quarterly report on Form 10-QSB of Diversified Financial Resources, Inc. and:

               (a)     The Report complies with the requirements of section 13(a) or 15(d) of the Securities
               Exchange Act of 1934; and

               (b) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

         1. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
                  13a-14 and 15d-14) for the Company and I have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made know to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
                  Date"); and
         c) presented in this quarterly report are my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date:

         3.     I have disclosed, based on my most recent evaluation, to the Company's auditors and the board of directors

         a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any
                  material weakness in internal controls; and
         b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         4. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         /s/Sandra Jorgensen
         Sandra Jorgensen
         Chief Executive Officer, Chief Financial Officer
         December 6 , 2002







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

3(i)(b)           *        Amendment to Certificate of Incorporation dated February 16, 2000 to change name of the Company from Vaxcel, Inc. to Chattown.com Networks, Inc. (Incorporated
                           by reference from Exhibit 3(i)(b) of the Company's Form 10QSB for the six months ended June 30, 2002)

3(i)(c)                    * Amendment to Certificate of Incorporation dated
                           December 19, 2000 to change name of the Company from Chattown.com Networks, Inc. to eLocity Networks
                           Corporation (incorporated herein by reference from Exhibit 3(iii) of the Company's Form 10-KSB for the year ended December 31, 2000.

3(ii) * Bylaws of the Company, as amended (incorporated herein by reference from Exhibit 3(ii) of the Company's Form 10 KSB for the year ended December 31,
                           1995).

Material Contracts

10(i)             *        Stock Exchange Agreement between the Company and John Chapman. dated June
                           18, 2002 in connection with the acquisition of Diversified Holdings-XIX, Inc.
                           (incorporated by reference to the Form 8K filed on June 18, 2002).

10(ii)            *        Stock Exchange Agreement between the Company and James Cunningham dated
                           August 7, 2002 in connection with the acquisition of Family Financial Solutions
                           Corp.(incorporated by reference to the Form 8K filed on August 19, 2002)

10(iii)           *        Amendment to Stock Exchange Agreement between Diversified and John Chapman dated June 5, 2002, changing the closing from June 5, 2002 to July 24, 2002
                           (incorporated by reference to the Form 8K/A file on August 19, 2002.

10(iv)            *        Letter Cancelling the Agreement between the Company and James Cunningham and
                           Jodie Cunningham in connection with the purchase of an 80% interest in Family
                           Financial Solutions Corp. (Incorporated by reference to the Form 8K/A filed on
                           October 29, 2002.)

10(v)             *        Addendum  to the Stock Exchange Agreement dated June 3, 2002  between
                           Diversified and John Chapman excluding certain real estate properties from being acquired by Diversified through its subsidiary Diversified XIX.  (Incorporated by reference tot he Form 8K/A dated July 18, 2002 and filed on November15, 2002.)





         * Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by the Company.














































N:\Master\Clients\Diversified Financial Resources Corporation\eLOCITY NETWORKS [PREVIOUS NAME]\eLocity Networks Corporation\SEC filings\10QSB\3rd quarter\10Q September 2002fnl.wpd