Form 10KSB
period 2002-12-31
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2003-04-18
CIK 1029802

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

[ ] Transition Report Under Section 13 or 15(d) of Securities Exchange Act of
1934

                 For the transition period from ______ to ______

                         Commission File Number: 0-22373

                   Diversified Financial Resources Corporation
      (Exact Name of Small Business Registrant as Specified in its Charter)



         DELAWARE                                                 58-2027283
         --------                                                 ----------
(State or other jurisdiction          (IRS Employer Identification Number)
of Incorporation)

                     1771 Wolviston Way, San Diego, CA 92154
                     ---------------------------------------
                    (Address of Principal Executive Offices)

                  Registrant's Telephone Number: (619) 575-7041

        Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all documents and reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Registrant's revenues for its most recent fiscal year: $13,295

The aggregate market value of the common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock as of April 14, 2003, was $373,124 ($1.65 per share for 226,136 shares).

The number of shares outstanding of the Registrant's sole class of Common Stock as of April 14, 2003, was 6,615,573.



                                                  TABLE OF CONTENTS


                                                        Part I

Item 1.  Description of Business.....................................................................................3

Item 2.  Description of Property....................................................................................10

Item 3.  Legal Proceedings..........................................................................................14

Item 4.  Submission of Matters to Vote of Security Holders..........................................................14

                                                       Part II

Item 5.  Market for Common Equity and Related Stockholder Matters...................................................14

Item 6.  Management's Discussion and Analysis or Plan of Operation..................................................15

Item 7.  Financial Statements.......................................................................................18

Item 8.  Changes in and Disagreements with
 Accountants on Accounting and Financial Disclosure.................................................................20

                                                       Part III

Item 9.  Directors and Executive Officers, Promoters and Control Persons;   Compliance with
Section 16(a) of the Exchange Act...................................................................................20

Item 10.  Executive Compensation....................................................................................22

Item 11.  Security Ownership of Certain Beneficial Owners and Management............................................23

Item 12.  Certain Relationships and Related Transactions............................................................23

Item 13.  Exhibits, List and Reports on Form 8-K....................................................................25

Item 14.  Controls and Procedures ..................................................................................25

                  Signatures........................................................................................26






                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Business Development

As used herein the terms the "Company," "DFRC," the "Registrant," or the "Issuer" refers to Diversified Financial Resources Corporation, its subsidiaries and predecessors, unless indicated otherwise. DFRC was incorporated in the State of Delaware on January 6, 1993, as Vaxcel, Inc. On December 19, 2000, DFRC changed its name to eLocity Networks Corporation. On August 6, 2002, DFRC changed its name to Diversified Financial Resources Corporation.

DFRC has historically engaged in the development and commercialization of vaccine adjuvants and delivery systems and a novel vaccine for the treatment of cancer. However, in the second quarter of 1999 DFRC sold all the rights to its technologies for cash and discontinued all of its operations. In addition, CytRx terminated its license of Optivax to DFRC, resulting in the assignment to CytRx of DFRC's rights and obligations under its license agreement to Corixa
Corporation. DFRC continues to hold rights to develop and commercialize a certain cancer antigen under a license agreement from University College London, but no longer has any employees or other ability to develop its technologies further without assistance.

On April 10, 2000, DFRC purchased a 100% interest in Value Plus Marketing, Inc.
("Value Plus"), a private internet company, in consideration of 24,000,000 shares of DFRC's common stock. On that same date, Thomas Clay and Mark
Schellenberger, who were the sole shareholders of Value Plus, were elected sole officers and directors of DFRC and DFRC's other officers and directors resigned.

DFRC through its subsidiaries built and maintained websites for entertainment and informational purposes. Its revenues were generated by sales of banner advertising, sales of chat room memberships, and investor relations services.

On April 16, 2002, the DFRC implemented a plan of reorganization, which resulted in a change in management and direction of the business. Pursuant to the plan of reorganization, DFRC acquired new operations in the real estate investment sector, and is currently in the process of entering the land and natural resources sector.

As part of the plan of reorganization, DFRC transferred ownership and control of its subsidiary, Value Plus Marketing, to its other subsidiary, eLocity, Inc..
DFRC also announced a "spin-off" to its shareholders its subsidiary, eLocity, Inc. (the current owner of Value Plus Marketing), through a stock dividend. The spin-off will result in DFRC's shareholders acquiring direct ownership of eLocity, Inc.'s common stock.

Shareholders of record, as of April 30, 2002, will receive one-share of eLocity, Inc.'s common stock for each share of DFRC's common stock owned on that date. eLocity, Inc. is a fully reporting public company, which, prior to the completion of the spin-off must (1) file with the Securities and Exchange Commission documents to register its common stock and then (2) apply for trading status for its common stock on a public market. The responsibility for completing these necessary steps of the described registered spin-off rests with eLocity, Inc. Through the date of this filing, only Thomas Clay and Mark Schellenberger, former officers of DFRC had received their shares in the form of restricted common stock equal to approximately 65% of the common stock of eLocity, Inc., the balance of the spin-off has not been distributed as of the date of this filing. Those shareholders of record as of April 30, 2002, are still entitled to their pro rata portion of the eLocity, Inc. registered shares. eLocity, Inc. is still holding those shares in escrow for the shareholders of record as of April 30, 2002. The delivery date for those shares has not been disclosed to DFRC at this time.

Business of Issuer

DFRC is currently a holding company with real estate investment operations.
DFRC's plan is to create and manage a diverse comprehensive portfolio of companies operating in several industries. Currently, DFRC is focusing its resources on two industry sectors including Land and Natural Resources and Real
Estate Investments. DFRC is currently in the process of fully developing its business plan.

Real Estate Investments

DFRC's real estate operations primarily involve the acquisition, management, lease and sale of real estate through is subsidiary Diversified Holdings XIX, Inc. (DHX). During the last quarter of 2002, DFRC acquired DHX which owns 4 residential properties located in Utah. DFRC will continue to locate and acquire undervalued real estate with little or no cash down. Once acquired, DFRC will most likely lease such properties. Though DFRC seeks to generate and maximize rental income through the management and lease of the property, DFRC also intends to acquire real estate which will substantially appreciate in value and for which DFRC can realize a substantial gain upon disposition. Nonetheless, there is a risk that the properties acquired may decline in value rather than appreciate.

DFRC acquired DHX in a related party transaction on November 8, 2002, pursuant to a Stock Exchange Agreement with John Chapman whereby DFRC acquired a 100% interest in DHX in exchange for 255,500 restricted shares of DFRC's common stock. DHX is a development stage company incorporated in the State of Nevada whose assets consist of four income producing residential properties. For more information on this transaction, see "Item 2 Description of Properties" and "Item 12 Certain Relationships and Related Transactions" below.





Land and Natural Resources

DFRC intends to expand its business to include various land and natural resources related operations. More Specifically, DFRC intends to enter the coal reclamation business. On March 24, 2003, DFRC entered into a Stock Purchase
Agreement with John Chapman, Norman Mullins, and Dennis Thompson, shareholders of MT & C Diversified Land and Natural Resources Corporation (MT&C) wherein DFRC agreed to purchase Six Million (6,000,000) shares or 100% of the total issued and outstanding shares of MT & C in exchange for Six Million (6,000,000) shares of DFRC's newly issued common shares.

MT & C is a development stage company incorporated in the State of Nevada, whose sole asset is a Coal Slurry Impoundment, Plant Site and Mine Waste Lease
Agreement. MT & C's intent is to begin recovery of an estimated 2,000,000 (Two
Million) Tons of recoverable coal. The recovery process is contingent upon obtaining sufficient funds and other factors before it can begin operations. For more information of this transaction, see "Item 2. Description of Properties" and "Item 12. Certain Relationships and Related Transactions" below.

Competition

DFRC will be involved in intense competition with other business entities, many of which will have a competitive edge over DFRC by virtue of their stronger financial resources and prior experience in business. There is no assurance that DFRC will be successful with its current business opportunities.

Governmental Regulation

DFRC's anticipates being subject to federal, state and local regulations which may have a material impact upon its operations. In the event, DFRC is able to commence its coal reclamation operations it will be subject to numerous environmental regulations the scope of which is currently being analyzed.

Employees

As of April 14, 2003, DFRC has three full time employees and one part-time employee.








Risk Factors

You should carefully consider the following risks before making an investment in our Company. In addition, you should keep in mind that the risks described below are not the only risks that DFRC faces. The risks described below are all the risks that DFRC currently believes are material to our business. However, additional risks not presently know to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in this Annual Report on Form 10-KSB, including the discussions set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as our financial statements and the related notes.

DFRC's business, financial condition, or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading of our common stock could decline, and you could lose all or part of your investment.

DFRC is a development stage company

DFRC is in the development stage and must be considered promotional. Potential investors should be aware of the difficulties normally encountered by a new enterprise in its development stage, including undercapitalization, cash shortages, limitations with respect to personnel, technological, financial and other resources and lack of a customer base and market recognition, most of which are beyond DFRC's control. The likelihood that DFRC will succeed must be considered in light of the problems, expenses and delays frequently encountered in connection with the competitive environment in which DFRC will operate. There can be no assurance that DFRC, with its very limited capitalization, will be able to compete in its market and achieve profitability.

DFRC's auditor's report on our financial statements includes an explanatory paragraph with respect to substantial doubt existing about its ability to continue as a going concern

As of December 30, 2002, DFRC had incurred a loss from operations and had an accumulated deficit. As a result, its financial statements include a note stating that these conditions raise substantial doubt about its ability to continue as a going concern, but the financial statements do not include any adjustments that might result from this uncertainty.

DFRC is subject to compliance with securities law, which expose it to potential liabilities, including potential rescission rights.


DFRC has periodically offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon DFRC's conduct and that of those persons contacting prospective investors and making the offering. DFRC has not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, it has relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

If any prior offering did not qualify for such exemption, an investor would have the right to rescind its purchase of the securities if it so desired. It is possible that if an investor should seek rescission, such investor would succeed. A similar situation prevails under state law in those states where the securities may be offered without registration in reliance on the partial preemption from the registration or qualification provisions of such state statutes under the National Securities Markets Improvement Act of 1996. If investors were successful in seeking rescission, we would face severe financial demands that could adversely affect our business and operations. Additionally, if we did not in fact qualify for the exemptions upon which we have relied, we may become subject to significant fines and penalties imposed by the SEC and state securities agencies.

Additional Capital is Necessary to Implement DFRC's Business Plan
------------------------------------------------------------------

DFRC does not believes that it has sufficient cash, cash equivalents and operating income to maintain its business at its existing level in 2003. DFRC will require significant new capital in order to execute its strategic plan and believes that this capital will only be available through an offering of shares of its common stock. DFRC's success in raising this capital will depend upon its ability to access equity capital markets and we may not be able to do so or to do so on acceptable terms. If it fails to obtain funds on acceptable terms, it will not be able to execute its strategic plan and would have to delay or abandon some or all of its plans for growth. If it is able to obtain funds, it believes that the terms of such arrangement will result in an offering that is highly dilutive to existing holders of shares of our common stock because of the price at which it would have to issue those shares and the large number of shares it would have to issue at those prices.

In particular, DFRC is currently in discussions with a third party that could lead to the issuance of shares of its common stock to investors outside the United States pursuant to the provisions of Regulation S under the Securities
Act of 1933. The common stock that would be issued in that offering would not be registered under United States or state securities laws and may not be offered or sold in the United States or to a U.S. Person, as that term is defined by Regulation S, absent a registration or an applicable exemption from the registration requirements of the Securities Act of 1933. There can be no assurance that DFRC will be successful in completing all or part of this offering or any other offering.

Management beneficially owns approximately 67% of our common stock and their interests could conflict with other stockholders.






Our current directors and executive officers beneficially own approximately 66% of our outstanding common stock. As a result, the directors and executive officers collectively may be able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

There is no established, stable market for DFRC's common stock.

DFRC's common stock is quoted on the Over-the-Counter Electronic Bulletin Board
("OTCBB") and traded sporadically. A large number of shares of outstanding common stock are restricted and are not freely-tradeable. An established public trading market for our common stock may never develop or, if developed, it may not be able to be sustained. The OTCBB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than other markets. Purchasers of DFRC's common stock may therefore have difficulty selling their shares should they desire to do so.

Volatility of Stock Price

The trading price of DFRC's Common Stock has in the past and may in the future be subject to significant fluctuations. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to or related to that of DFRC and which have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of DFRC's Common Stock.

Penny stock regulations may impair DFRC's shareholders' ability to sell their stock.

DFRC's shares of common stock may be deemed "penny stock." Penny stocks generally are equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges. Penny stocks are subject to rules and regulations that impose additional sales practice requirements on broker-dealers who sell the securities to persons other than established customers and accredited investors, and these additional requirements may restrict the ability of broker-dealers to sell a penny stock.

Any acquisitions that the Company undertakes could be difficult to integrate, disrupt its business, dilute shareholder value and significantly harm its operating results.

The Company expects to review opportunities to buy other business or technologies that would complement our current business, expand the breadth of our markets, or that may otherwise offer growth opportunities. If we make any future acquisitions, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt or assume contingent liabilities. Potential acquisitions also involve numerous risks, including:






problems assimilating the purchased operations, technologies or products;

unanticipated costs associated with the acquisition;

diversion of management's attention from our core business;

adverse effects on existing business relationships with suppliers and customers;

risks associated with entering markets in which we have no or limited prior experience; and

potential loss of the purchased organization's or our own key employees.

The Company cannot assure that it would be successful in overcoming problems encountered in connection with such acquisitions and its inability to do so could significantly harm its business.

DFRC is subject to various risks connected to the ownership of real property.

DFRC's investments are subject to varying degrees of risk generally incident to the ownership of real property. Real estate values and income from DFRC's current properties may be adversely affected by changes in national or local economic conditions and neighborhood characteristics, changes in interest rates and in the availability, cost and terms of mortgage funds, occupancy rates in DFRC's properties, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters which may result in uninsured losses, acts of war, adverse changes in zoning laws, and other factors which are beyond the control of DFRC.

In addition, real estate investments are relatively illiquid. The ability of DFRC to vary its ownership of real estate property in response to changes in economic and other conditions is limited. If DFRC must sell an investment, there can be no assurance that DFRC will be able to dispose of it in the time period it desires or that the sales price of any investment will recoup the amount of DFRC's investment.

DFRC's real property is also subject to real property taxes. The real property taxes on the real property may increase or decrease as property tax rates change and as the property is assessed or reassessed by taxing authorities. If property taxes increase, DFRC's operations could be adversely affected.

The operations contemplated by the MT and C Lease agreement are subject to a variety of business environmental and safety risks.

If the Company proceeds with the exploitation of the MT & C Lease agreement, the operations of the Company, including mining and processing, may be affected by a range of factors and risks. These include the failure to expeditiously achieve any required government approvals, predicted grades in exploration, mining and processing, failure to obtain financing necessary to proceed with and develop operations, technical difficulties encountered in commissioning and operating plant and equipment, mechanical failure, metallurgical problems that affect extraction rates and costs, adverse weather conditions, spare parts, plant and equipment. In addition, the operations contemplated by the MT & C Lease
Agreement are subject to rules and regulations regarding environmental matters, the discharge of hazardous wastes and materials and mine safety. As with all exploration and mining operations, these operations would be expected to have a variety of environmental impacts and risks.

Reports to Security Holders

DFRC is not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. If
DFRC should choose to create an annual report, it will contain audited financial statements. DFRC intends to file all of its required information with the SEC.
DFRC plans to file its 10-KSB, 10-QSB and all other forms that are or may become applicable with the SEC.

The public may read and copy any materials that are filed by DFRC with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C.
20549. The Public may obtain information on the operation of the Public
Reference Room by calling the SEC at 1-800- SEC-0330. The statements and forms filed by DFRC with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address for this site can by found at http:///www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

Location and Description

DFRC's subsidiary, DHX owns four residential properties located in Utah. Three of the properties are encumbered two with long-term lines of credit and one with a 30 year mortgage. The fourth property is owned by DHX without any encumbrances. All properties are currently leased.

Investment Policies






DFRC's policy is to actively pursue the acquisition of real estate for investment income and appreciation in property value. DFRC has plans to expand into commercial and industrial properties in the near future. DFRC policy is to focus on terms of financing and potential return on Capital. DFRC generally looks for properties that can be purchased by assuming the existing financing or by paying the balance of the purchase price with a nominal cash expenditure.

DFRC currently has no limitations on the percentage of assets which may be invested in any one investment or the type of securities and investments in which it may invest. However, the board of directors in its discretion may set policies without a vote of DFRC securities holders regarding the percentage of assets which may be invested in any one investment or type of investment. DFRC's current policy is to evaluate each investment based upon its potential capital to DFRC. Under a future subsidiary, DFRC plans to enter the business of originating, servicing, or warehousing mortgages or deeds or trust. However, DFRC's current primary purpose is acquiring residential and commercial real estate.

There is a risk that DFRC may lose control of its properties through foreclosure if enough funds are not derived from the rental income for both the financing and operation of its properties. Currently, DFRC does not have sufficient rental revenues to cover the debt service and operating costs of all properties. DFRC currently has to use capital from other sources to fund this deficit. Although management hopes to increase the rental income so that such income will cover both operations and debt service, no such assurances can be made. There is also a risk that the properties acquired may decline in value, no assurances can be made that this will not happen.

Description of Real Estate and Operating Data

Office Location

DFRC has a lease for its approximate 1600 sq. ft. office located at 1771
Wolviston Way, San Diego, CA 92154 from Mr. Chapman, the president of DFRC. The term of the lease is from May 2002 through May of 2005, monthly rental is in the amount of $6,500. The lease has a three year extension available for a monthly rental of $8,500. DFRC is liable for all utilities for the premises.

Residential Properties

Below is a listing of the four residential properties owned by DFRC's consolidated subsidiary,
Diversified Holdings XIX, Inc.  ("DHX") as of December 31, 2002.  Also included are any changes in ownership status of such properties which have occurred between the end of 2002 and the filing of this Form 10-KSB. All reference to current principal balances of encumbrances against the properties are as of December 31, 2002, only. DHX competes with other residential property available for lease in the Salt Lake City area.

Property located at 3961 South 565 East, Salt Lake City, Utah 84107, 1,100 square feet, three bedroom duplex, estimated current value $196,000, approximate debt $109,568.77 estimated equity $86,431. Financing for this property carries an interest rate of 10.75% on a 30-year fixed rate, with final payment due in the year 2031. The property consists of two units, each is currently leased to a tenant, the monthly rental for one unit is $500 and is leased on a month to month basis, the second unit's monthly rental is $750 and is leased through May of 2003.. The tenants are responsible for the payment of all utilities for the property.

Property located at 1080 East Murray, Utah 84107, value of $100,000, no debt $0, estimated equity $100,000. The property is currently leased to one tenant for a term through September of 2003, with a monthly rental of $500. The tenant is responsible for the payment of all utilities on the property.

Property located at 44 West 300 South, Salt Lake City, Utah 84101, 900 square feet, 1 bedroom condominium, estimate current value of $125,000, approximate debt of 113,531,89, estimated equity $11,365.11. The property is currently leased to a tenant for a term through June of 2003, with a monthly rental of $900. The tenant is responsible for the payment of all utilities on the property.

Property located at 315 East 920 South Layton, Utah 84041, 3,500 square feet, 5 bedroom, two story residence, estimate current value of $195,000, approximate debt $155,132.37, estimated equity $39,867.63. The property is currently leased to a tenant for a term through October of 2003, with a monthly rental of $800.
The tenant is responsible for the payment of all utilities on the property.

DFRC believes that each of the four residential properties is adequately insured.






Land and Natural Resources

On March 24, 2003 DFRC acquired MT&C, which is a development stage company incorporated in the State of Nevada, whose sole asset is a Coal Slurry
Impoundment, Plant Site and Mine Waste Lease Agreement.

The Lease Agreement became effective on August 1, 2002, and will continue unless otherwise terminated according to the provisions of the Lease Agreement. In the event MT&C fails to produce clean coal for a period of one year, the Lease
Agreement may be terminated at the sole discretion of the Lessor

The Lease Agreement is between MT&C and Nevada Electric Investment Company
("NEIC") and provides that MT&C will have exclusive rights to use and occupy the property. The leased property is located on the Wellington Property which is located in Carbon County, Utah. The Lease Agreement grants certain mineral and other rights to MT&C which include: "the exclusive right and privilege of recovering, excavating, dredging, extracting and removing all Mine Waste contained in the Impoundment, by whatever means or methods Lessee chooses, and the exclusive right and privilege to transport, process, beneficiate, wash, dry, store and market the coal, Mine Waste, Coal Fines, Clean Coal and all other minerals and substances recovered thereby or produced therefrom."

Under the terms of the Lease Agreement, MT&C is obligated to make the following payments for use of the above described mineral rights and use of the facility:

(1) Royalties; (a) 3% of the selling price for coal sold at a selling price less than or equal to $20.00 per ton (b) 5% of the selling price or coal sold at a selling price greater than $20.00 per ton (c) 10% the selling price or coal sold at a selling price greater than $30.00 per ton; and

(2) Rent; $50,000 per year or the accumulated annual Royalty payment which ever is greater and all federal, state and local environmental compliance costs shall be paid for by MT&C.

DFRC, through its wholly owned subsidiary MT&C, estimates that it may be able to recover 2,000,000 (Two Million) tons of recoverable coal fines. However, in order to successfully recover the coal fines, DFRC anticipates that it will need to obtain an initial cash infusion of $250,000 to begin the recovery process. In the event DFRC is able to procure the initial $250,000 cash infusion, DFRC plans to spend the $250,000 to acquire certain assets which would include a coal preparation plant in Wellington, Utah. The terms of such an asset purchase are still in negotiations. The purchase of that asset purchase would also include the assumption of certain liabilities the extent of which have not been determined at this time.

ITEM 3. LEGAL PROCEEDINGS

DFRC is currently not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Effective August 23, 2002 a majority of the issued and outstanding shares consented to an amendment to DFRC's Articles of Incorporation to change DFRC's name to "Diversified Financial Resources Corporation". A certificate of amendment to carry out this change has been filed with the Delaware Secretary of State. Additional information can be found by referring to the Schedule 14C-A information statement filed on August 8, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

DFRC's common stock is quoted on the Electronic Bulletin Board under the symbol, DFRC.OB (formerly ELOC.OB). Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark- down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended December 31, 2002 and 2001.


                          PERIOD                                             BID PRICES
                                                           -----------------------------------------------
                                                                   HIGH                      LOW
                                                           ---------------------    ----------------------
Quarter Ended March 31, 2003                                     $2.50(1)                   $0.01
Quarter Ended December 31, 2002                                     .02                      .001
Quarter Ended September 30, 2002                                   .035                       .01
Quarter Ended June 30, 2002                                        .075                      .025
Quarter Ended March 31, 2002                                        .05                      .013
Quarter Ended December 31, 2001                                     .04                       .01
Quarter Ended September 30, 2001                                    .21                       .01
Quarter Ended June 30, 2001                                         .22                       .07
Quarter Ended March 31, 2001                                        .35                       .09

(1) The board of directors of DFRC authorized a reverse split of the common stock of DFRC on February 7, 2003. The reverse split was carried out on a 1 for 200 basis, the low for the quarter ended March 31, 2003 took place prior to the reverse and the high occurred subsequent.

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of DFRC's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

Shareholders

As of April 14, 2003, there were an estimated 156 holders of record of DFRC's common stock. Certain of the shares of common stock are held in street name and may, therefore, be held by several beneficial owners.

Dividends

Since the year end December 31, 2002, DFRC has not declared any cash dividends.
On April 30, 2002, shareholders of record on date received a stock dividend of one share of eLocity, Inc., for every share of DFRC held. The spin-off shares are being held in escrow with eLocity, Inc.,and will not be distributed until eLocity, Inc., completes a registration statement.

DFRC has never paid a cash dividend on its common stock. The payment of dividends may be made at the discretion of the Board of Directors of DFRC and will depend upon, among other things, DFRC's operations, its capital requirements, and its overall financial condition.

Description of Securities

As of April 14, 2003, there were 6,615,573 shares of common stock issued and outstanding. Of those shares at least 6,480,500 shares are restricted securities of DFRC within the meaning of Rule 144(a)(3) promulgated under the Securities
Act of 1933, as amended, because such shares were issued and sold by DFRC in private transactions not involving a public offering. These 6,480,500 restricted securities are held by affiliates and may only be sold pursuant to a registration statement or pursuant to Rule 144.

In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of DFRC (in general, a person who has a control relationship with DFRC) who has owned restricted securities of common stock beneficially for at least one year is entitled to sell, within any three-month period, that number of shares of a class of securities that does not exceed the greater of (i) one percent (1%) of the shares of that class then outstanding or, if the common stock is quoted on NASDAQ, (ii) the average weekly trading volume of that class during the four calendar weeks preceding such sale. A person who has not been an affiliate of DFRC for at least the three months immediately preceding the sale and has beneficially owned shares of common stock for at least two (2) years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing from time-to-time. Sales of substantial amounts of common stock on the public market could adversely affect the prevailing market price of the common stock.

200 to 1 Reverse Split
On February 7, 2003, DFRC effected a 1 for 200 reverse-split of its common stock, such that every current shareholder of DFRC's common stock will hold 1 share for every 200 shares they held prior to the reverse split. All fractional shares have been rounded up to the nearest whole share. DFRC's is now trading on the OTC Bulletin Board under the symbol"DFRC.OB" The number of authorized shares will remain the same at Two Hundred Million (200,000,000). The Board of Director effected the reverse split in compliance with Rule 10b-17. Recent Sales of Unregistered Securities

There are no recent sales of unregistered securities by DFRC during the period covered by this report, which have not been previously disclosed in Form 10-QSB filings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

General

DFRC operates as a holding company. DFRC primary operations involve creating and managing a diverse comprehensive portfolio of companies operating in key industry sectors. DFRC's primary operations consist primarily of two areas of focus which include real estate holdings and land and natural resources.






Real Estate Operations

DFRC's objective with respect to its real property operations is to acquire, through its subsidiaries, properties which management believes to be undervalued and which DFRC is able to acquire through the limited expenditure of cash or other consideration. DFRC through its subsidiaries will attempt to acquire such properties by assuming existing favorable financing and paying the balance of the purchase price with the delivery of common stock of either DFRC or the subsidiary. DFRC will make investments in improvements to the acquired properties with the objective of increasing occupancy, rental rates and thus improving the cash flows of the properties. Currently DFRC has negative cash flows from its rental operations for the year ended December 31, 2002. As the properties were acquired during the past year DRFC will seek to minimize and reverse the cash flow deficit through the efforts stated above.

RESULTS OF OPERATIONS

Revenues

DFRC had revenues of $13,295 for the year ended December 31, 2002, compared to revenues of $0 for 2001. DFRC's expenses were $139,523 in the year ended
December 31, 2002, an increase from $0 for 2001. Accordingly, DFRC's suffered a net loss for the year ended 2002 in the amount of $170,094 as compared to a net loss in the year 2001 of $159,767, this change is as a result of the increase in expenses from the acquisition of the residential real estate properties and the activities of management in acquiring the coal recovery interests from MT&C during calendar year 2002.

Cash Flow

Cash flow used in operations was $61,450 for the year ended December 31, 2002, compared to cash flow used in operations of $136,861 for the year ended December
31, 2001. Cash flows used in operating activities for the year ended December
31, 2002, are primarily attributable to the operating expenses related to the investigation and due diligence review of the property and real estate interests that DFRC acquired during the year ended December 31, 2002 and represent a decrease from the prior year due to the change in the nature of DFRC's operations. Cash flow provided by investing activities decreased to $24,335 for the year ended December 31, 2002 from $76,461 for the year ended December 31, 2001 resulting from DFRC's reduced activity in the securities of clients.






LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, DFRC had current assets of $428,971 and current liabilities of $27,094. A substantial portion of DFRC's current liabilities as of December 31, 2002, consisted of accounts and related party payables in the amount of $25,994. DFRC's accounts payable were $5,717 at December 31, 2002 and DFRC was indebted to the officers of DFRC in the sum of $20,277 for loans and advances made to DFRC.

DFRC believes that it does not have sufficient cash, cash equivalents and operating income to maintain its business at its existing level in 2003. DFRC will require significant new capital in order to execute its strategic plan and believes that this capital will only be available through an offering of shares of its common stock. Our success in raising this capital will depend upon our ability to access equity capital markets and we may not be able to do so or to do so on acceptable terms. If we fail to obtain funds on acceptable terms we will not be able to execute our strategic plan and would have to delay or abandon some or all of our plans for growth. If we are able to obtain funds we believe that the terms of such arrangement will result in an offering that is highly dilutive to existing holders of shares of our common stock because of the price at which we would have to issue those shares and the large number of shares we would have to issue at those prices. In particular, DFRC is currently in discussions with a third party that could lead to the issuance of shares of its common stock to investors outside the United States pursuant to the provisions of Regulation S under the Securities Act of 1933. The common stock that would be issued in that offering would not be registered under United
States or state securities laws and may not be offered or sold in the United
States or to a U.S. Person, as that term is defined by Regulation S, absent a registration or an applicable exemption from the registration requirements of the Securities Act of 1933. There can be no assurance that DFRC will be successful in completing all or part of this offering or any other offering.

ABILITY TO CONTINUE AS A GOING CONCERN

DFRC's ability to continue as a going concern is in doubt. As DFRC has incurred a loss from its operations during the calendar year 2002 and has had losses in prior years as well. DFRC will need to substantially decrease its operating expenses, increase its operating income, and raise significant additional capital, as to which there is no assurance. In the event that these events do not take place DFRC will in all probability not be able to continue as a going concern in calendar year 2003.






Impact of Inflation

DFRC believes that inflation has had a negligible effect on operations over the past three years. DFRC believes that it can offset inflationary increases in the cost of material and labor by increasing and improving operating efficiencies.

General Real Estate Investment Risks

DFRC's investments are subject to varying degrees of risk generally incident to the ownership of real property. Real estate values and income from DFRC's current properties may be adversely affected by changes in national or local economic conditions and neighborhood characteristics, changes in interest rates and in the availability, cost and terms of mortgage funds, occupany rates in DFRC's properties, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters which may result in uninsured losses, acts of war, adverse changes in zoning laws, and other factors which are beyond the control of DFRC.

Value and Illiquidity of Real Estate

Real estate investments are relatively illiquid. The ability of DFRC to vary its ownership of real estate property in response to changes in economic and other conditions is limited. If DFRC must sell an investment, there can be no assurance that DFRC will be able to dispose of it in the time period it desires or that the sales price of any investment will recoup the amount of DFRC's investment.

Property Taxes

DFRC's real property is subject to real property taxes. The real property taxes on the real property may increase or decrease as property tax rates change and as the property is assessed or reassessed by taxing authorities. If property taxes increase, DFRC's operations could be adversely affected.

ITEM 7. FINANCIAL STATEMENTS

                        See the Financial Statements that begin on page F-1 of this Report.






                         DIVERSIFIED FINANCIAL RESOURCES
                                   CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001



















                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001




























                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                     (Formerly eLocity Networks Corporation)

                                      INDEX



                                                                                    Page

Independent Auditors' Report                                                         F-2

Consolidated Balance Sheet                                                           F-3

Consolidated Statements of Operations                                                F-4

Consolidated Statements of Stockholders' Equity (Deficit)                            F-5

Consolidated Statements of Cash Flows                                                F-6

Notes to Consolidated Financial Statements                                           F-7









                          INDEPENDENT AUDITORS' REPORT

To the Stockholders' and
Board of Directors of
Diversified Financial Resources Corporation
(Formerly eLocity Networks Corporation)

We have audited the accompanying consolidated balance sheet of Diversified
Financial Resources Corporation as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of The Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified
Financial Resources Corporation as of December 31, 2002 and the results of its operations and its cash for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that The Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, The Company has incurred a loss and has a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



JONES SIMKINS LLP
Logan, Utah
April 11, 2003







                               DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                               -------------------------------------------
                                 (Formerly eLocity Networks Corporation)
                                       CONSOLIDATED BALANCE SHEET
                                 Years Ended December 31, 2002 and 2001
                              ASSETS
Current assets:
  Cash                                                                                $             1,740
                                                                                        -----------------

          Total current assets                                                                      1,740

Property and equipment, net                                                                       427,231
                                                                                        -----------------

          Total assets                                                                $           428,971
                                                                                        =================

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Current liabilities:
  Accounts payable                                                                    $             5,717
  Related party payables                                                                           20,277
  Current portion of note payable                                                                   1,100
                                                                                        -----------------

          Total current liabilities                                                                27,094

Lines of credit                                                                                   262,797
Note payable                                                                                      108,285
                                                                                        -----------------

          Total liabilities                                                                       398,176
                                                                                        -----------------

Commitments and contingencies                                                                           -

Stockholders' equity:
    Preferred stock, $.001 par value, 2,000,000 shares
      authorized, no shares issued and outstanding                                                      -
    Common stock, $.001 par value, 200,000,000 shares
      authorized, 615,573 shares issued and outstanding                                               616
    Additional paid-in capital                                                                 12,746,673
    Accumulated deficit                                                                      (12,716,494)
                                                                                        -----------------

          Total stockholders' equity                                                               30,795
                                                                                        -----------------

          Total liabilities and stockholders' equity                                  $           428,971

                                                                                        =================
                                  See accompanying notes to financial statements







                                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                                   -------------------------------------------
                                     (Formerly eLocity Networks Corporation)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                      Years Ended December 31, 2002 and 2001


                                                                                 2002                 2001
                                                                           -----------------   -------------------

Revenues                                                                  $           13,295                     -

General and administrative expenses                                                  139,523                     -
                                                                           -----------------   -------------------

          Loss from operations                                                                                   -
                                                                                   (126,228)

Interest expense                                                                                                 -
                                                                                    (19,704)
                                                                           -----------------   -------------------

          Loss from continuing operations                                                                        -
                                                                                   (145,932)

Loss from discontinued operations of
   subsidiary, net of income taxes
                                                                                    (24,162)             (159,767)
                                                                           -----------------   -------------------

          Loss before provision for income taxes
                                                                                   (170,094)             (159,767)

Provision for income taxes                                                                   -                   -
                                                                           -----------------   -------------------

          Net loss                                                         $       (170,094)             (159,767)
                                                                           =================   ===================


Net loss per common share - basic and diluted:
     Continuing operations                                               $             (.45)                     -
     Discontinued operations of subsidiary                                             (.07)                 (.89)
                                                                           -----------------   -------------------

                                                                         $             (.52)                 (.89)
                                                                           =================   ===================

Weighted average common shares - basic and                                           324,000               179,000
diluted
                                                                           =================   ===================
                                  See accompanying notes to financial statements







                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   -------------------------------------------
                     (Formerly eLocity Networks Corporation)
                             CONSOLIDATED STATEMENTS
                                       OF
                                  STOCKHOLDERS'
                                     EQUITY
                                 (DEFICIT) Years
                                 Ended December
                                  31, 2002 and
                                      2001
                                                                                     Additional
                                      Preferred                     Common Stock       Paid-In           Accumulate
                                          Stock                                                             d
                                         Shares       Amount   Shares     Amount       Capital            Deficit            Total

Balance at January 1, 2001                        $      -              $         $                $                  $
                               -                               177,573       178    12,531,584         (12,386,633)         145,129

Net loss                                                 -                     -             -
                               -                                     -                                    (159,767)       (159,767)


Issuance of common stock for:
   Services                                              -     130,000       130       127,670                    -
                               -                                                                                            127,800
   Cash                                                  -                                                        -
                               -                                50,000        50         9,950                               10,000
   Exercise of stock options                             -                                                        -
                               -                                 2,500         2        19,998                               20,000
   Acquisition of subsidiary                             -                                                        -
                               -                               255,500       256        57,471                               57,727

Net loss                                                 -                     -             -            (170,094)
                               -                                     -                                                    (170,094)

Balance at December 31, 2002                      $
                               -                         -     615,573  $    616  $ 12,746,673     $   (12,716,494)     $    30,795


                                             See accompanying notes to financial statements






                                    DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                                    -------------------------------------------
                                      (Formerly eLocity Networks Corporation)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      Years Ended December 31, 2002 and 2001
                                                                                         2002                  2001
                                                                             ----------------    ------------------
Cash flows from operating activities:
Net loss                                                                   $        (170,094)
                                                                                                          (159,767)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Stock compensation expense                                                     127,800                     -

       Depreciation                                                                     4,229                     -

       Change in net assets of discontinued operations                               (49,379)
                                                                                                             22,906
       Increase (decrease) in:
         Accounts payable                                                               5,717                     -

         Related party payables                                                                                   -
                                                                                       20,277
                                                                             ----------------    ------------------
          Net cash used in operating activities
                                                                                     (61,450)             (136,861)
                                                                             ----------------    ------------------
Cash flows from investing activities:
-------------------------------------
Change in net assets of discontinued operations
                                                                                       24,335                76,461
                                                                             ----------------    ------------------

          Net cash provided by investing activities
                                                                                       24,335                76,461
                                                                             ----------------    ------------------

Cash flows from financing activities:
Principal payments on note payable                                                                                -
                                                                                      (1,551)
Issuance of common stock                                                                                          -
                                                                                       30,000
                                                                             ----------------    ------------------

          Net cash provided by financing activities                                                               -
                                                                                       28,449
                                                                             ----------------    ------------------

          Net decrease in cash
                                                                                      (8,666)              (60,400)

Cash, beginning of year
                                                                                       10,406                70,806
                                                                             ----------------    ------------------

Cash, end of year                                                          $            1,740                10,406
                                                                             ================    ==================
                                 See accompanying notes to financial statements





                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                     (Formerly eLocity Networks Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 30, 2002 and 2001



Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Diversified Financial Resources, Inc. (the company) was organized under the laws of the State of
Delaware on January 6, 1993.

On June 5, 2002, the company entered into a Stock Exchange Agreement to acquire
100% of the common stock of Diversified Holdings-XIX, Inc. (Diversified), a real-estate holding company, in exchange for common stock of the company. The common stock issued as a result of this transaction was valued at the historical cost of the net assets of Diversified.

The company's business activity involves rental of four pieces of residential real estate.

A wholly owned subsidiary, eLocity, Inc (eLocity), was engaged in building and maintaining websites. Effective April 30, 2002, all of the outstanding shares of eLocity's common stock were distributed as a stock dividend to the shareholders of the company and, as a result, eLocity ceased to be a subsidiary of the Company. eLocity's net assets, results of operations and cash flows are presented as discontinued operations as of December 31, 2002 and 2001 and for the years then ended.

Principles of Consolidation

The consolidated financial statements include the accounts of the Diversified
Financial Resources, Inc. and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Property and Equipment





                                    DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                                      (Formerly eLocity Networks Corporation)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            December 30, 2002 and 2001



Property and equipment are stated at cost less accumulated depreciation.
Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

Note 1 - Organization and Summary of Significant Accounting Policies (continued)
--------------------------------------------------------------------------------

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carry forwards.

Revenue Recognition

Revenue is recognized when rents are earned.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the year.

The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.

Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 30, 2002 and 2001.





                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                     (Formerly eLocity Networks Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 30, 2002 and 2001


Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

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


Note 2 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 30, 2002, the Company had incurred a loss from operations and had an accumulated deficit. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to the Company's ability to obtain profitable operations or to obtain necessary funding from outside sources. Management anticipates that operations will begin to provide positive cash flows during the next fiscal year or that funding will be available to the Company at acceptable terms. However, there can be no assurance they will be successful.





                                    DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                                      (Formerly eLocity Networks Corporation)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                            December 30, 2002 and 2001


Note 3 - Property and Equipment

Property and equipment consists of the following at December 31, 2002:

       Land                                                             $         68,600
       Buildings and improvements                                                362,860
                                                                                 -------

                                                                                 431,460
       Less accumulated depreciation                                             (4,229)
                                                                               ---------

       Net property and equipment                                       $        427,231
                                                                                 =======


Note 4 - Related Party Payables

Related party payables consist of loans from a majority shareholder and director. The loans are unsecured, non-interest bearing and due on demand.


Note 5 - Lines of Credit

The Company has two separate lines of credit with a bank, each secured by real estate, bearing interest at a variable rate (currently 10.25%). The lines of credit mature in December 2005 and require monthly interest only payments. At
December 31, 2002, the lines of credit have been fully used.






                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                     (Formerly eLocity Networks Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 30, 2002 and 2001


Note 6 - Note Payable

Note payable consists of the following at December 31, 2002:

         Note payable to IndyMac Bank, secured by real
         estate, payable in monthly installments of $1,027
         including interest at 10.75%.                                          $       109,385

         Less current portion                                                           (1,100)
                                                                                      ---------

         Long-term portion                                                      $       108,285
                                                                                        =======

The following are the maturities of the note payable for each of the next five years:

       Year ending                                                                   Amount

         2003                                                                   $         1,100
         2004                                                                               700
         2005                                                                               800
         2006                                                                               900
         2007                                                                             1,000
         Thereafter                                                                     104,885
                                                                                        -------

         Total                                                                  $       109,385
                                                                                        =======








                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                     (Formerly eLocity Networks Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 30, 2002 and 2001


Note 7 -  Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:


                                                       Years Ended
                                                       December 31,
                                                       2002                      2001
                                                       ----                      ----

Income tax benefit at statutory rate              $    (49,000)                  -
Change in valuation allowance                          49,000
                                                       ------
                                                  $    -                         -
                                                       =====================     ====================






                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                     (Formerly eLocity Networks Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 30, 2002 and 2001


Note 7 -  Income Taxes (continued)

Deferred tax assets are as follows at December 31, 2002:

         Operating loss carry forwards                        $           49,000
         Valuation allowance                                             (49,000)
                                                                         --------

                                                              $            -
                                                                     ===========

The Company has a net operating loss carryforward of approximately $146,000, which begins to expire in the year 2022. The amount of net operating loss carry forwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carry forwards can be utilized.


Note 8 - Supplemental Cash Flow Information

For the years ended December 31, 2002 and 2001, the Company paid interest of $19,704 and $0, respectively.

No amounts were paid for income taxes during the years ended December 31, 2002 and 2001.

During the year ended December 31, 2002, the Company acquired the common stock of Diversified in exchange for 255,500 shares of common stock. The significant assets and liabilities acquired in the exchange were real estate of approximately $431,000 and lines of credit of approximately $263,000 and a note payable of approximately $111,000.





                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                     (Formerly eLocity Networks Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 30, 2002 and 2001



Note 9 - Preferred Stock

The Company's preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2002 and 2001.

Note 10 - Common Stock Options

The Company granted common stock options to an individual for advisory services.
A schedule of the options at December 31, 2002 and 2001 is as follows:

                                                                                 Number                 Exercise
                                                                                  of                   Price Per
                                                                                Options                  Share
         Outstanding at January 1, 2001 and 2002                                  -                    $   -
           Granted                                                              500,000                   .04
           Exercised                                                           (500,000)                  .04
                                                                               ---------

         Outstanding at December 31, 2002                                       -
                                                                         ==============

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation" (SFAS 123) gives entities the choice between adopting a fair value method or continuing to use the intrinsic value method under Accounting
Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted for options and warrants granted to employees. The Company has opted for the latter approach. Had compensation expense for the Company's stock options and warrants to employees been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, there would be no effect on the Company's net losses at December 31, 2002 and 2001. The options granted during 2002 were to non-employees.






                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                     (Formerly eLocity Networks Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 30, 2002 and 2001


The fair value of each option granted during 2002 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

         Expected dividend yield                                                 -
         Expected stock price volatility                                         -
         Risk-free interest rate                                                 3%
         Expected life of options                                               10 days


The weighted average fair value of options granted during 2002 was $0.

Note 11 - Distribution of eLocity, Inc.

Pursuant to the terms of a Stock Exchange Agreement between the Company and eLocity, entered into on April 30, 2002, the common stock of eLocity was distributed on a one-for-one basis to the Company's shareholders of record as of April 30, 2002 (the Distribution). The distribution was effective April 30, 2002 on which date eLocity ceased to be a subsidiary of the Company. The accompanying consolidated financial statements present the results of operations of eLocity as discontinued operations. For the years ended December 31, 2002 and 2001, revenues from eLocity's operations totaled $50,048 and $269,707, respectively.


Note 12 - Fair Value of Financial Instruments

The Company's financial instruments consist of cash, payables, lines of credit and a note payable. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items. The carrying amount of the lines of credit and the note payable approximates fair value as the instruments bear interest at market interest rates.







                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                     (Formerly eLocity Networks Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 30, 2002 and 2001


Note 13 - Related Party Transactions

During 2002, the Company acquired Diversified which was owned by the father of the Company's president and director.

During 2002, the Company entered into an agreement to lease office space from the father of the Company's president and director. The office lease requires monthly payments of $6,500 and expires in May 2005. This same individual became a majority shareholder subsequent to the acquisition of Diversified. Rental expense of approximately $39,000 was recorded during 2002.

Note 14 - Reverse Common Stock Split

On February 7, 2003, the Company's Board of Directors approved a 1-for-200 reverse common stock split. All common stock amounts and per share information have been retroactively adjusted to reflect this reverse common stock split in the accompanying consolidated financial statements.

Note 15 - Recent Accounting Pronouncements
In June 2002, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 146, Accounting for Costs Associated with
Exit or Disposal Activities (SFAS 146). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity
(including Certain Costs Incurred in a Restructuring)." The provisions of this
Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not expect the adoption of SFAS 146 to have a significant impact on the financial position or results of operations of the Company.

In April 2002, the Financial  Accounting  Standards  Board issued  Statement of
Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44,
and 64,  Amendment of FASB  Statement  No. 13, and Technical  Corrections  (SFAS
145).   This   Statement   changes  the  method  for  reporting   gains  on  the
extinguishment  of debt and  eliminates  an  inconsistency  between the required accounting  for  sale-leaseback  transactions  and the required  accounting  for certain





                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                     (Formerly eLocity Networks Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 30, 2002 and 2001


lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Management does not expect the adoption of SFAS 145 to have a significant impact on the financial position or results of operations of the Company.

In June 2001, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 143, Accounting for Asset Retirement
Obligations (SFAS 143). This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The statement is effective for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS 143 to have a significant impact on the financial position or results of operations of the Company.

Note 16 - Subsequent Event

On March 24, 2003, the Company entered into an agreement to purchase all of the issued and outstanding shares of MT & C Diversified Land and Natural Resources
Corporation (MT&C) in exchange for the issuance of 6,000,000 common shares of the Company. John Chapman is one of the shareholders of MT&C, is the father of the Company's current president and is a major shareholder of the Company.






                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                     (Formerly eLocity Networks Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 30, 2002 and 2001


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in its report on Form 8-K filed on May 7, 2002, on May 3, 2002, the Company dismissed Bobbitt Pittenger & Co ("Bobbitt Pittenger") as its principal accountant engaged to audit the Company's financial statements, effective as of May 15, 2002. The audit reports of Bobbitt Pittenger for the two previous fiscal years, covering fiscal years 2000 and 2001, and subsequent interim periods (the
"reporting periods") had not contained any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with the reporting periods, the Company has had no disagreements with Bobbitt Pittenger on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Bobbitt Pittenger to make reference in connection with their opinion to the subject matter of the disagreement. Additionally, during the reporting period there were no reportable events, as defined in Item 304(a)(1)(iv) of Regulation S-B. On May 3, 2002, the Company retained Jones Simkins LLP, of
Logan, Utah ("Jones"), to be its principal accountant, engaged to audit the Company's financial statements. This action was taken to replace the Florida based firm of Bobbitt Pittenger & Co ("Bobbitt Pittenger"), following the change in management. The Company's Board of Directors approved the engagement of Jones as the principal accountant. Prior to engaging Jones, the Company did not consult with Jones regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other financial presentation, whatsoever.


                                                      PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Control Persons


NAME                                        AGE                  POSITION
-------------------------------------------------------------------------------------------------------------------


John Chapman                                60                   President, CFO and Director

Dennis Thompson                             49                   Director

John Casey                                  29                   Director






                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                     (Formerly eLocity Networks Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 30, 2002 and 2001


John R. Chapman was appointed to DFRC's Board of Directors and as the Company's
President on March 23, 2003. Over the last five years, Mr. Chapman has been primarily involved in the business of real estate development and mortgage banking. He will serve as a director until the next annual shareholders meeting.

Dennis Thompson was appointed to DFRC's Board of Directors on May 30, 2002. Mr.
Thompson has been an consultant who provides expert advice concerning equipment, construction, and mining operations. He develops and implements construction plans for gold and coal mining operations. Prior to that time, Mr. Thompson was involved in manufacturing industry and construction field. He attended the Iron
Workers Apprentice School in West Virginia from 1972-1975. He will serve as a director until the next annual shareholders meeting.

John Casey was appointed to DFRC's Board of Directors on October 30, 2002. Mr.
Casey has over five years experience as a Site Manager supervising and directing numerous on-site craft and salaried personnel as well as various subcontractors.
He also has 4 additional years of environmental remedial experience as a Site
Safety Officer, Operations Foreman, and heavy equipment operator. He served as the Operations Foreman ans Site Safety Officer for a crew of twelve on a 125 acre precious metal mining operations from 1996 through 1998. He served in the United States Air Force for four years assigned to a fire fighting/hazardous materials handling unit. He has worked on buried drum recovery projects as well as landfill construction barrier/ cut- off trench installations, low level radiological decommissioning and demolition projects, and the construction of landfill capping systems. He will serve as a director until the next annual shareholders meeting.

Family Relationships

Sandra Jorgensen was appointed to DFRC's Board of Directors and as the Company's President on April 16, 2002. Ms. Jorgensen served a the President and
Board Member until March 23, 2003, the effective date of her resignation. Sandra
Jorgensen resigned as president and a director of DFRC for personal reasons but continues as an employee of the Company. Ms. Jorgensen is the daughter of Mr.
John Chapman. Mr. Chapman is the current president of the Company.

Involvement in Certain Legal Proceedings.

John R. Chapman has been named as a defendant in a civil injunctive action filed on September 30, 2002, by the Securities and Exchange Commission in the United
States District Court in the State of Utah, Civil Action No. 2:02CV-1086. The action alleges that the named defendants were involved in a scheme to manipulate the stock of Freedom Surf, Inc. from July 2000 through November 2000. The complaint seeks injunctive relief as to Mr. Chapman that could prevent him from serving as an officer or a director for the Company in the future, or other relief that could impact Mr. Chapman's ability to serve the Company.





                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                     (Formerly eLocity Networks Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 30, 2002 and 2001


Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 4 and 5 furnished to DFRC and filed with the Securities and Exchange Commission under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934, DFRC believes that all directors, officers and beneficial owners of more than 10% of any class of equity securities filed on a timely basis the reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The following tables and notes present for the three years ended December 31, 2002, the compensation paid by DFRC to DFRC's President and Vice President. No other executive officer of DFRC received compensation which exceeded $100,000 during any of the three years ended December 31, 2002.

SUMMARY COMPENSATION TABLE

                                                                           Long Term Compensation
Annual Compensation                                                 Awards                  Payouts
                                                    Restricted Stock       Securities          LTIP          All Other
Name and Principal                     Salary           Award(s)       Underlying Options     payouts      Compensation
Position                  Year          ($)                                  SARs(#)            ($)             ($)
---------------------  ---------- ---------------- ------------------ --------------------- -----------  -----------------
Sandra Jorgensen          2002              $7,500     15,000(2)
Thomas Clay               2001             $55,000         -                    -                -               -
President, Director       2000         $158,560(1)          -                   -                -               -


Mark
Schellenberger            2001             $55,000         -                    -                -               -
Vice President,           2000         $99,422 (1)          -                   -                -               -
Treasurer, Director


(1) Consists of consulting fees and distributions.
(2) 3,000,000 shares issued November 1, 2002 were reduced to 15,000 by the 1 for 200 reverse split.

Compensation of Directors

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






                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                     (Formerly eLocity Networks Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 30, 2002 and 2001


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The table below sets forth information with respect to the beneficial ownership of the Common Stock by (i) each of the directors of DFRC, (ii) each person known by DFRC to be the beneficial owner of five percent or more of the outstanding
Common Stock, and (iii) all executive officers and directors as a group, as of April 14, 2003. Unless otherwise indicated, DFRC believes that the beneficial owner has sole voting and investment power over such shares.


               NAME AND ADDRESS OF                         NUMBER OF SHARES                    PERCENTAGE OF
                BENEFICIAL OWNER                             BENEFICIALLY                        OWNERSHIP
                                                                OWNED
-------------------------------------------------  -------------------------------- -----------------------------------
Sandra Jorgensen                                                15,000                             0.23%
1771 Wolviston Way.
San Diego, CA 92154
Dennis Thompson                                               2,005,000                           30.30%
1771 Wolviston Way.
San Diego, CA 92154
John Chapman, President & Director                            2,370,500                           35.83%
1771 Wolviston Way.
San Diego, CA 92154
John Casey, Director                                              0                                 0%
1771 Wolviston Way.
San Diego, CA 92154

Norman Mullins                                                2,000,000                           30.23%
1771 Wolviston Way.
San Diego, CA 92154

Officers and Directors                                        4,375,500                           66.13%
as a group (2 persons)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All statements of a number of shares have been modified to reflect the 1 for 200 reverse split that was effective as of February 7, 2003.

On April 16, 2002, DFRC entered into an agreement wherein DFRC transferred all of its assets and business to its subsidiary, eLocity, Inc. ("eLocity"), in a tax free exchange. Following the





                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                     (Formerly eLocity Networks Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 30, 2002 and 2001


closing of the transaction, eLocity intends to file a Form SB-2 Registration
Statement with the Securities and Exchange Commission ("SEC") to register a spin-off of its shares held by eLocity, Inc. in trust for the shareholders of DFRC on the record date of April 30, 2002. The current plan is subject to the Registration Statement clearing SEC comments. The plan is to deliver one (1) eLocity share for each share of DFRC owned by DFRC shareholders on the record date, upon the registration statement clearing comments. The distribution of spin-off shares to shareholders has not yet occurred, these shares are being held in escrow by eLocity, Inc.

Effective May 1, 2002 DFRC entered into a lease agreement with John Chapman, currently president, CEO and a director of DFRC, for the lease of an approximately 1,600 square foot office space located at 1771 Wolviston Way, San
Diego, California 92154 where the offices of DFRC are located. The lease is for a term of 3 years, with an option to extend for three addition years. Monthly rent for the space is $6,500 and DFRC is responsible for all utilities in the space.

On June 5, 2002, DFRC acquired 100% of the issued and outstanding shares of Diversified XIX, Inc. (DHX) (12,000,000 shares) a Nevada corporation by issuing
255,500 shares of eLocity Networks Corporation to John Chapman. Mr. Chapman, is currently the CEO, president and a director of DFRC and is the father of Sandra
Jorgensen who was President of the Company at the time of the transaction. On
July 18, 2002, DFRC amended the Stock Exchange Agreement with Mr. Chapman, to acquire the controlling interest in DHX, which is held as a subsidiary of DFRC and according to the addendum of November 8, 2002 owns four residential properties. These properties will be used to generate income for the subsidiary.

On November 1, 2002, DFRC issued in an additional 115,000 shares of DFRC's common stock to John Chapman, currently the CEO, president and a director of DFRC, in exchange for leasing fees, loans and cash advances made to the Company valued at $49,000.

On November 1, 2002, the Company issued 45,000 shares to 4 individuals for services rendered. Those individuals are Sandra Jorgensen, former president and director of DFRC (15,000 shares), Dennis Thompson, a director of DFRC, (15,000 shares) and Norman Mullins, a current holder of more than 10% of DFRC's common stock, (15,000 shares). The services provided by the individuals were valued at $13,500.

On March 24, 2003, DFRC entered into a Stock Purchase Agreement with John
Chapman, Norman Mullins, and Dennis Thompson shareholders of MT & C Diversified
Land and Natural Resources Corporation (MT &C) wherein DFRC agreed to purchase
Six Million (6,000,000) shares or 100% of the total issued and outstanding share of MT & C in exchange for Six Million (6,000,000) (post-reverse) shares of
DFRC's newly issued common shares. MT & C is a development stage company incorporated in the State of Nevada, whose sole asset is a Coal Slurry
Impoundment, Plant Site and Mine Waste Lease Agreement. John Chapman is the
President of DFRC and Dennis Thompson serves on the Board of Directors of DFRC, this transaction made each of the three individuals a holder of more than 10% of DFRC's issued and outstanding common stock.





                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                     (Formerly eLocity Networks Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 30, 2002 and 2001


ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 24 of this form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K.
   ----------------------

                  (1) On January 17, 2003 DFRC filed a Form 8-K/A setting forth that DFRC had determined that it was not required to provide a pro forma condensed balance sheet or pro forma condensed statements of income based on prior disclosures.

                  (2) On February 7, 2003 DFRC filed a Form 8-K disclosing a 1 for 200 reverse- split of its common stock, such that every current shareholder of DFRC's common stock will hold 1 share for every 200 shares they held prior to the reverse split.

                  (3) On March 24, 2003 DFRC filed a Form 8-K disclosing a Stock
                  Purchase Agreement with John Chapman, Norman Mullins and
                  Dennis Thompson shareholders of MT&C Diversified Land and
                  Natural Resources Corporation wherein DFRC agreed to purchase
                  6,000,000 shares or 100% of the total issued and outstanding shares of MT&C in exchange for 6,000,000 shares of DFRC's newly issued common shares.

ITEM 14.   CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company.
The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.









                                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Diversified Financial Resources Corporation


Dated: April 15, 2003                       By:    /s/ John Chapman_________________
                                                 ------------------
                                                        John Chapman, CEO, President and CFO


Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.



SIGNATURE                                         TITLE                                      DATE

                   CEO, Pres., CFO and Director                                         April 15, 2003
   /s/ John Chapman
John Chapman

                                                             Director                     April 15, 2003
 /s/ Dennie Thompson
Dennie Thompson

 /s/ John Casey                                      Director                              April 15, 2003
---------------------------

                                                      F-26
                                                      Page 26






                                                 INDEX OF EXHIBITS
Exhibit          Page
No.                No.    Description
-------------------------------------------------------------------------------------------------------------------


3(i)(a) * Articles of Incorporation of DFRC (note that these were amended by the Articles of Merger constituting
                          Exhibit 2 to this Form 10-KSB) (incorporated herein by reference from Exhibit No. 3(i) to DFRC's Form 10-KSB for the year ended December 31, 1993).

3(i)(b)           *       Amendment to Certificate of Incorporation dated February 16, 2000 to change name of DFRC from Vaxcel, Inc. to Chattown.com Networks, Inc. (Incorporated
                          by reference from Exhibit 3(i)(b) of DFRC's Form 10QSB for the six months ended June 30, 2002)

3(i)(c)                   * Amendment to Certificate of Incorporation dated
                          December 19, 2000 to change name of DFRC from Chattown.com Networks, Inc. to eLocity Networks
                          Corporation (incorporated herein by reference from Exhibit 3(iii) of DFRC's Form 10-KSB for the year ended December 31, 2000).

3(i)d                     * Amendment to Certificate of Incorporation dated
                          December 23, 2002 to change name of DFRC from eLocity
                          Networks Corporation to Diversified Financial
                          Resources Corporation (incorporated herein by reference from Schedule 14(c) filed August 8, 2002).

3(ii) * Bylaws of DFRC, as amended (incorporated herein by reference from Exhibit 3(ii) of DFRC's Form 10 KSB for the year ended December 31, 1995).

10(i)           *          Stock Purchase Agreement dated February 6, 2002 between DFRC and Cyber
                           Equestrian to purchase all of the Assets and Liabilities and business of Elocity in exchange for 15,000,000 shares of restricted common stock of Cyber
                           (incorporated herein by reference from the Form 8-K filed February 8, 2002).

10(iv)          *          Stock Exchange Agreement dated April 16, 2002 between DFRC and eLocity, Inc in which DFRC will exchange 15,977,056 shares of DFRC for 100% of all the issued and outstanding shares of Value Plus Marketing, Inc that are owned by elocity, Inc. (incorporated herein by reference from the Form 8-K filed April 24,
                           2002).

10(v)           *          Stock Exchange Agreement dated June 3, 2002 between DFRC and John
                           Chapman in which DFRC will exchange 51,100,000 shares of the common stock of DFRC for 12,000,000 shares of Diversified Holdings - XIX, Inc. (incorporated herein by reference from the Form 8-K filed June 18, 2002).

10(vi)          *          July 14, 2002 Amendment to Stock Exchange Agreement dated June 3, 2002 between DFRC and John Chapman changing the closing date of the agreement from June 5, 2002 to July 24, 2002 (incorporated herein by reference from the
                           Form 8-K/A filed August 19, 2002).









10(vii)         *          July 18, 2002 Addendum to Stock Exchange Agreement dated June 3, 2002 between DFRC and John Chapman modifying the assets to be acquired
                           (incorporated herein by reference from the Form 8-K/A filed November 12, 2002)

10(viii)        *          Stock Purchase Agreement dated August 5, 2002 between DFRC and Jodie
                           Cunningham and James Cunningham owners of all the shares of Family Financial
                           Solutions, Inc.  (Incorporated herein by reference from the Form 8-K filed August
                           19, 2002).

10(ix)          *          October 25, 2002 Cancellation of Stock Purchase Agreement dated August 5,
                           2002 between DFRC and Jodie and James Cunningham.  (incorporated herein by reference from the Form 8-K/A filed October 29, 2002).

10(x)           *          Stock Exchange Agreement dated March 24, 2003 between DFRC and John
                           Chapman, Norman Mullins and Dennis Thompson in which Diversified Financial
                           Resources Corporation exchanged 6,000,000 restricted shares of the common stock of Diversified Financial Resources Corporation for 6,000,000 restricted shares of the common stock of MT & C Diversified Land and Natural Resources
                           Corp.  (Incorporated herein by reference from the Form 8-K filed March 26,
                           2003).

10(xi)          32         Commercial Lease Agreement dated May 1, 2002 between Diversified Financial
                           Resources Corporation and John Chapman, as landlord, for lease of office space located at 1771 Wolviston Way, San Diego, CA, 92154 for a period of three years.

99.1            29         Certification As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act
                           Of 2002

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by DFRC.








Exhibit 99.1

                      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

   In connection with the Yearly Report of Diversified Financial Resources
Corporation (the" Company") on Form 10-KSB for the period ending December 31,
2002 as filed with the Securities and Exchange Commission on the date hereof
(the"Report"), I, John Chapman, Chief Executive Officer and Chief Financial
Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes- Oxley Act of 2002, that:

   1.   I have reviewed this yearly report on Form 10-KSB of Diversified
        Financial Resources Corporation and:

               (a)     The Report complies with the requirements of section 13(a) or 15(d) of the Securities
               Exchange Act of 1934; and

               (b) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of DFRC.

   2. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for DFRC and I have:

   a) designed such disclosure controls and procedures to ensure that material information relating to DFRC, including its consolidated subsidiaries, is made know to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b)
   c) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this yearly report (the "Evaluation Date"); and
   d)
   e) presented in this quarterly report are my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date:

   3.     I have disclosed, based on my most recent evaluation, to DFRC's auditors and the board of directors

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect DFRC's ability to record, process, summarize and report financial data and have identified for DFRC's auditors any material weakness in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in DFRC's internal controls; and

   4. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.









    /s/ John Chapman
   John Chapman
   CEO and CFO
   April 15, 2003










Exhibit 3(i)(d)
                                                 STATE of DELAWARE
                                              CERTIFICATE of AMENDMENT
                                           of CERTIFICATE of INCORPORATION


   First: That at a meeting of the Board of Directors of eLocity Networks
   Corporation, a resolution was duly adopted setting forth proposed amendments of the Certificate of Incorporation of said corporation, declaring said amendments to be advisable and resulting in the entry of Shareholder Consent to Action without a Meeting by one shareholder owning fifty eight percent of the outstanding shares of said corporation approving the proposed action. The resolution setting forth the proposed amendment is as follows:

   Resolved, That the following amendment changing the name of the corporation to "Diversified Financial Resources Corporation".

   Second: The necessary number of shares as required by statute were voted in favor of the amendment.

   Third: That said amendment was duly adopted in accordance with the provisions of Section 228 of the
General Corporation Law of the State of Delaware.

   Fourth: That the capital of said corporation shall not be reduced under or by reason of said amendment.



State of Utah
)ss.
County of Salt Lake


On the 23rd Day of August 2002, personally appeared before me Sandra Jorgensen who, being duly sworn, deposed and stated that she is the President of eLocity
Networks Corporation and that she executed the above Certificate of Amendment of Certificate of Incorporation as President of the said corporation pursuant to a duly adopted resolution of the Board of Directors of the said corporation and a duly adopted consent of the majority shareholder of the corporation.

Dated this 23rd day of August, 2002



                                                            --------------------------------
                                                            /s/ Darby Debellis
                                                            Notary Public

My Commission Expires: 10-30-02








Exhibit 10(xi)
                           COMMERCIAL LEASE AGREEMENT

This Commercial Lease Agreement ("Lease") is made and effective May 1, 2002, by and between John Chapman ("Landlord") and Diversified Financial Resources
Corporation ("Tenant").

Landlord is the owner of land improvements commonly known and numbered as 1771
Wolviston Way San Diego CA 92154 and legally described as follows (the"Office").

Landlord makes available for lease a portion of the Building designated as an office (the "Leased Premises").

Landlord desires to lease the Leased Premises to Tenant, and Tenant desires to lease the Leased Premises from Landlord for the term, at rental and upon the covenants, conditions and provisions herein set forth.

THEREFORE, in consideration of the mutual promises herein, contained and other good and valuable considerations, it is agreed:

1. Term

A. Landlord hereby leases the Leased Premises to Tenant, and Tenant hereby leases the same from Landlord, for an "Initial Term beginning May 2002 and ending May 2005. Landlord shall use its best efforts to give Tenant possession as nearly as possible at the beginning of the Lease term. If Landlord is unable to timely provide the Leased Premises, rent shall abate for the period of delay.
Tenant shall make no other claim against Landlord for any such delay.

B. Tenant may renew the Lease for one extended term of three years. Tenant shall exercise such renewal option, if at all, by giving written notice to Landlord not less than ninety (90) days prior to the expiration of the Initial Term. The renewal term shall be at the rental set forth below and otherwise upon the same covenants, conditions and provisions as provided in this Lease.

2 Rental

A. Tenant shall pay to Landlord during the Initial Term rental of $78,000.00 per year, payable in installments of $6,500.00 per month in cash or Company Stock equivalent to the current stock asking price on the first day of each month when due. Each installment payment shall be due in advance on the first day of each calendar month during the lease term to Landlord at 1771 Wolviston Way, San
Diego 92154 or at such other place designated by written notice from Landlord to Tenant. The rental payment amount for any partial calendar months included in the lease term shall be prorated on a daily basis. Tenant shall not pay to Landlord a "Security Deposit.

B. The rental for any renewal lease term, if created as permitted under this Lease, shall be $102,000.00 per year payable in installments of $8,500.00 per month.

3.  Use









Notwithstanding the foregoing, Tenant shall not use the Leased Premises for the purposes of storing, manufacturing or selling any explosives, flammables or other inherently dangerous substance, chemical, thing or device.




4.  Sublease and Assignment

Tenant shall not have the right without Landlord's consent, to assign this Lease to a corporation with which Tenant may merge or consolidate, to any subsidiary of Tenant, to any corporation under the common control with Tenant, or to a purchaser of substantially all of Tenant's assets. Except as set forth above, Tenant shall not sublease all or any part of the Leased Premises, or assign this Lease in whole or in part without Landlord's consent, such consent not be unreasonably withheld or delayed.

5.  Repairs

During the Lease term, Landlord shall make, at the Landlord's expense, all necessary repairs to the Leased Premises. Repairs shall include such items as routine repairs of floors, walls, ceilings, and other parts of the Leased
Premises damaged or worn through normal occupancy, except for major mechanical systems or the roof, subject to the obligations of the parties otherwise set forth in this Lease.

6.  Alterations and Improvements

Tenant, at Tenant's expense, shall have the right following Landlord's consent to remodel, redecorate, and make additions, improvements and replacements of and to all or any part of the Leased Premises from time to time as Tenant may deem desirable, provided the same are made in a workmanlike manner and utilizing good quality materials. Tenant shall have the right to place and install personal property, trade fixtures, equipment and other temporary installations in and upon the Leased Premises, and fasten the same to the premises. All personal property, equipment, machinery, trade fixtures and temporary installations, whether acquired by tenant at the commencement of the Lease term or placed or installed on the Leased Premises by Tenant, thereafter, shall remain Tenant's property free and clear of any claim by Landlord. Tenant shall have the right to remove the same at any time during the term of this Lease provided that all damage to the Leased Premises caused by such removal shall be repaired by Tenant at Tenant's expense.

7.  Property Taxes

Landlord shall pay, prior to delinquency, all general real estate taxes and installments of special assessments coming due during the Lease term on the Leased Premises, and all personal property taxes with respect to Landlord's personal property, if any, on the Leased Premises. Tenant shall be responsible for paying all personal property taxes with respect to Tenant's personal property at the Leased Premises.

8.  Insurance

A.  If the Leased Premises or any other party of the Building is damaged by fire or other casualty resulting from any act or negligence of Tenant or any of Tenant's agents, employees or invitees, rent shall not be diminished or abated while such damages are under repair, and Tenant shall be responsible for the costs of repair not covered by insurance.

B. Landlord shall maintain fire and extended coverage insurance on the Building and the Leased Premises in such amounts as Landlord shall deem appropriate.
Tenant shall be responsible, at its expense, for fire and extended coverage insurance on all of its personal property, including removable trade fixtures, located in the Leased Premises.

C. Tenant and Landlord shall, each at its own expense, maintain a policy or policies of comprehensive general liability insurance with respect to the respective activities or each in the Building with the premiums thereon fully paid on or before the due date, issued by and binding upon some insurance company approved by Landlord, such insurance to afford minimum protection of not less than $1,000,000 combined single limit coverage of bodily injury, property damage or combination thereof. Landlord shall be listed as an additional insured on Tenant's policy or policies of comprehensive general liability insurance, and Tenant shall provide Landlord with current Certificates of Insurance evidencing
Tenant's compliance with this Paragraph. Tenant shall obtain the agreement of Tenant's insurers to notify Landlord that a policy is due to expire at least ten
(10) days prior to such expiration. Landlord shall not be required to maintain insurance against thefts within the Leased Premises or the Building.

9.  Utilities

Tenant shall pay all charges for water, sewer, gas, electricity, telephone, and other services and utilities used by Tenant on the Leased Premises during the term of this Lease unless otherwise expressly agreed in writing by Landlord. In the event that any utility or service provided to the Leased Premises is not separately metered, Landlord shall pay the amount due and separately invoice
Tenant for Tenant's pro rate share of the charges. Tenant shall pay such amounts within fifteen (15) days of invoice. Tenant acknowledges that the Leased
Premises are designed to provide standard office use electrical facilities and standard office lighting. Tenant shall not use any equipment or devices that utilizes excessive electrical energy or which may, in Landlord's reasonable opinion, overload the wiring or interfere with electrical services to other tenants.

10.  Signs

Following Landlord's consent, Tenant shall have the right to place on the Leased
Premises, at locations selected by Tenant, any signs which are permitted by applicable zoning ordinances and private restrictions. Landlord may refuse consent to any proposed signage that is in Landlord's too large, deceptive, unattractive or otherwise inconsistent with or inappropriate to the Leased
Premises or use of any other tenant. Landlord shall assist and cooperate with Tenant in obtaining any necessary permission from governmental authorities or adjoining owners and occupants for Tenant to place or construct the foregoing signs. Tenant shall repair all damage to the Leased Premises resulting from the removal of signs installed by Tenant.

11.  Entry

Landlord shall have the right to enter upon the Leased Premises at reasonable hours to inspect the same, provided Landlord shall not thereby unreasonably interfere with Tenant's business on the Leased Premises.









12.  Parking

During the term of this Lease, Tenant shall have the non-exclusive use in common with Landlord, other tenants of the Building, their guests and invitees, of the non-reserved common automobile parking areas, driveways, and footways, subject to rules and regulations for the use thereof as prescribed from time to time by Landlord. Landlord reserves the right to designate parking areas within the Building or reasonable proximity thereto, for Tenant and Tenant's agents and employees. Separated structured parking, if any, located about the Building is reserved for tenants of the Building who rent such parking spaces. Tenant hereby leases from Landlord (none) spaces in such structural parking area, such spaces to be on a first-come-first served basis. In consideration of the leasing to Tenant of such spaces, Tenant shall pay a monthly rental of (zero) per space throughout the term of the Lease. Such rental shall be due and payable each month without demand at the time herein set for payment of other monthly rentals, in addition to such other rentals.

13.  Building Rules

Tenant will comply with the rules of the Building adopted and altered by Landlord from time to time and will cause all of its agents, employees, invitees and visitors to do so; all changes to such rules will be sent to Tenant in writing. The initial rules for the Building are attached hereto a Exhibit "A" and incorporated herein for all purposes.

14.  Damage and Destruction

Subject to Section 8 A above, if the Leased Premises or any part thereof or any appurtenance thereto is so damaged by fire, casualty or structural defects that the same cannot be used for Tenant's purposes, then Tenant shall have the right within ninety (90) days following damage to elect by notice to Landlord to terminate this Lease as of the date of such damage. In the event of minor damage to any part of the Leased Premises, and if such damage does not render the Leased Premises unusable for Tenant's purposes, Landlord shall promptly repair such damage at the cost of the Landlord. In making the repairs called for in this paragraph, Landlord shall not be liable for any delays resulting from strikes governmental restrictions, inability to obtain necessary materials or labor or other matters which are beyond the reasonable control of Landlord.
Tenant shall be relieved from paying rent and other charges during any portion of the Lease term that the Leased Premises are inoperable or unfit for occupancy, or use, in whole or in part, for Tenant's purposes. Rentals and other charges paid in advance for any such periods shall be credited on the next ensuing payments, if any, but if no further payments are to be made, any such advance payments shall be refunded to Tenant. The provisions of this paragraph extend not only to the matters aforesaid, but also to any occurrence which is beyond Tenant's reasonable control and which renders the Leased Premises, or any appurtenance thereto, inoperable or unfit for occupancy or use, in whole or in part, for Tenant's purposes.

15.  Default

If default shall at any times be made by Tenant in the payment of rent when due to Landlord as herein provided, and if said default shall continue for fifteen
(15) days after written notice thereof shall have been given to Tenant by Landlord, or if default shall be made in any of the other covenants or conditions to be kept, observed and performed by Tenant, and such default shall continue for thirty days after notice thereof in writing to Tenant by Landlord without correction thereof then having been commenced and thereafter diligently prosecuted, Landlord may declare the term of this Lease ended and terminated by giving Tenant written notice of such intention, and if possession of the Leased Premises is not surrendered, Landlord may reenter said premises. Landlord shall have, in addition to the remedy above provided, any other right or remedy available to Landlord on account of any Tenant default, either in law or equity. Landlord shall use reasonable efforts to mitigate its damages.

16.  Quiet Possession

Landlord covenants and warrants that upon performance by Tenant and its obligations hereunder, Landlord will keep and maintain Tenant in exclusive quiet, peaceable and undisturbed and uninterrupted possession of the Leased
Premises during the term of this Lease.

17.  Condemnation

If any legally, constituted authority condemns the Building or such part thereof which shall make the Leased Premises unsuitable for leasing, this Lease shall cease when the public authority takes possession, and Landlord and Tenant shall account for rental as of that date. Such termination shall be without prejudice to the rights of either party to recover compensation from the condemning authority for any loss or damage caused by the condemnation. Neither party shall have any rights in or to any award made to the other by the condemning authority.

18.  Subordination

Tenant accepts this Lease subject and subordinate to any mortgage, deed of trust, or other lien presently existing or hereafter arising upon the Leased
Premises, or upon the Building and to any renewals, refinancing and extensions thereof, but Tenant agrees that any such mortgagee shall have the right at any time to subordinate such mortgage, deed of trust or other lien to this Lease on such terms and subject to such conditions as such mortgagee may deem appropriate in its discretion. Landlord is hereby irrevocably vested with full power and authority to subordinate this Lease to any mortgage, deed of trust or other lien now existing or hereafter placed upon the Leased Premises of the Building, and Tenant agrees upon demand to execute such further instruments subordinating this Lease or attorning to the holder of such liens as Landlord may request. In the event that Tenant should fail to execute any instrument of subordination herein required to be executed by Tenant promptly as requested, Tenant hereby irrevocably constitutes Landlord as its attorney-in-fact to execute such instrument in Tenant's name, place and stead, it being agreed that such power is one coupled with an interest. Tenant agrees that it will from time to time upon request by Landlord execute and deliver to such persons as Landlord shall request a statement in recordable form certifying that this Lease is unmodified and in full force and effect (or if there have been modifications, that the same is in full force and effect as modified), stating the dates to which rent and other charges payable under this Lease have been paid, stating that Landlord is not in default hereunder (or if Tenant alleges a default stating the nature of such alleged default) and further stating such other matters as Landlord shall reasonably require.

19.  Security Deposit

The Security Deposit, if any, shall be held by Landlord without liability for interest and as security for the performance by Tenant of Tenant's covenants and obligations under this Lease, if being expressly understood that the Security Deposit shall not be considered an advance payment of rental or a measure of Landlord's damages in case of default by Tenant.
Unless otherwise provided by mandatory non-waivable law or regulation, Landlord may commingle the Security Deposit with Landlord's other funds. Landlord may, from time to time, without prejudice to any other remedy, use the Security
Deposit to the extent necessary to make good any arrearages of rent or to satisfy any other covenant or obligation of Tenant hereunder. Following any such application of the Security Deposit, Tenant shall pay to Landlord on demand the amount so applied in order to restore the Security Deposit to its original amount. If Tenant is not in default at the termination of this Lease, the balance of the Security Deposit remaining after any such application shall be returned by Landlord to Tenant. If Landlord transfers its interest in the Premises during the term of this Lease, Landlord may assign the Security Deposit to the transferee and thereafter shall have no further liability for the return of such Security Deposit.

20.  Notice

Any notice required or permitted under this Lease shall be deemed sufficiently given or served if sent by United States certified mail, return receipt requested, addressed as follows:

   If to Landlord to:

                          John Chapman
                          1771 Wolviston Way
                          San Diego, CA 92154


   If to Tenant to:       Diversified Financial Resources Corporation
                          1771 Wolviston Way
                          San Diego, CA 92154

Landlord and Tenant shall each have the right from time to time to change the place notice is to be given under this paragraph by written notice thereof to the other party.










21.  Brokers

Tenant represents that Tenant was not shown the Premises by any real estate broker or agent and the Tenant has not otherwise engaged in, any activity which could form the basis for a claim for real estate commission, brokerage fee, finder's fee or other similar charge, in connection with this Lease.

22.  Waiver

No waiver of any default of Landlord or Tenant hereunder shall be implied from any omission to take any action on account of such default if such default persists or is repeated, and no express waiver shall affect any default other than the default specified in the express waiver and that only for the time and to the extent therein stated. One or more waivers by Landlord or Tenant shall not be construed as a waiver of a subsequent breach of the same covenant, term or condition.

23.  Memorandum of Lease

The parties hereto contemplate that this Lease should not and shall not be filed for record, but in lieu thereof, at the request of either party, Landlord and Tenant shall execute a Memorandum of Lease to be recorded for the purpose of giving record notice of the appropriate provisions of this Lease.

24.  Headings

The headings used in this Lease are for convenience of the parties only and shall not be considered in interpreting the meaning of any provision of this Lease.

25.  Successors

The provisions of this Lease shall extend to and be binding upon Landlord and Tenant and their respective legal representatives, successors and assigns.

26.  Consent

Landlord shall not unreasonably withhold or delay its consent with respect to any matter for which Landlord's consent is required or desirable under this Lease.

27.  Performance

If there is a default with respect to any of Landlord's covenants, warranties or representations under this Lease, and if the default continues more than fifteen
(15) days representations after notice in writing from Tenant to Landlord specifying the default, Tenant may, at its option and without affecting any other remedy hereunder, cure such default and deduct the cost thereof from the next accruing installment or installments of rent payable hereunder until Tenant shall have been fully reimbursed for such expenditures, together with interest thereon at a rate equal to the lessor or twelve percent (12%) per annum or the then highest lawful rate. If this Lease terminates prior to Tenant's receiving full reimbursement, Landlord shall pay the unreimbursed balance plus accrued interest to Tenant on demand.

28.  Compliance with Law









Tenant shall comply with all laws, orders ordinances and other public requirements now or hereafter pertaining to Tenant's use of the Leased Premises.
Landlord shall comply with all laws, orders, ordinances and other public requirements now or hereafter affecting the Leased Premises.









29.  Final Agreement

This Agreement terminates and supersedes all prior understandings or agreements on the subject matter hereof. This Agreement may be modified only by a further writing that is duly executed by both parties.

IN WITNESS WHEREOF, the parties have executed this Lease as of the day and year first above written.

/s/ Sandra Jorgensen
Tenant Signature

 /s/ John Chapman
Landlord Signature
