Form 10KSB/A
period 2002-12-31
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2003-04-21
CIK 1029802

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified
Financial Resources Corporation as of December 31, 2002 and the results of its operations and its cashflows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

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
