Form 10QSB
period 2003-03-31
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2003-05-15
CIK 1029802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

   [  ]  Transition report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition
         period from              to               .
                     ------------    --------------


         Commission file number: 0-22373
                                 -------


                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   -------------------------------------------
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


                                 (619) 575-7041
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value as of May 9, 2003 was 6,615,573.



                                                 TABLE OF CONTENTS

                                           PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.....................................................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS...................................................................4-9

ITEM 3   CONTROLS AND PROCEDURES.................................................................................10

                                                      PART II
ITEM 1. LEGAL....................................................................................................10

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ..............................................................10

ITEM 5. OTHER INFORMATION .......................................................................................11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.........................................................................11

INDEX TO EXHIBITS................................................................................................12

SIGNATURES.......................................................................................................13


                                         THIS SPACE HAS BEEN INTENTIONALLY
                                                    LEFT BLANK







                                                      PART I

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Diversified Financial Resources
Corporation, a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended
March 31, 2003, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as

                        THIS SPACE HAS BEEN INTENTIONALLY
                                   LEFT BLANK








                         Diversified Financial Resources Corporation Financial Statements

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets ..........................................................................F-2

Unaudited Condensed Consolidated Statements of Operations ......................................................F-3

Unaudited Condensed Consolidated Statements of Cash Flows.......................................................F-4

Unaudited Notes to Condensed Consolidated Financial Statements..................................................F-5








                                    Diversified Financial Resources Corporation
                                       Condensed Consolidated Balance Sheets



                                                                                       March 31,           December
                                                                                         2003              31, 2002
                                                                                      (Unaudited)          (Audited)
                                                                                    -------------------------------
                                     Assets
Current assets:
    Cash                                                                         $            6,532           1,740
                                                                                              =====
   Prepaid expenses                                                                           1,809               -
                                                                                    --------------- ---------------
         Total Current Assets                                                                 8,341           1,740

Property and Equipment, net                                                                 425,751         427,231
                                                                                    --------------- ---------------

                                  Total Assets                                   $          434,092         428,971
                                                                                    =============== ===============

                                                                                    -------------------------------


                      Liabilities and Stockholders' Equity
Current liabilities
  Accounts payable                                                                 $         19,109           5,717
 Related party payables                                                                      67,028          20,277
 Current portion of note payable                                                              1,100           1,100
         Total Current Liabilities                                                           87,237          27,094

Lines of credit                                                                             264,833         262,797
Note Payable                                                                                108,143         108,285
                                                                                    --------------- ---------------
         Total Liabilities                                                                  460,213         398,176
                                                                                    --------------- ---------------

Commitments and contingencies                                                                     -               -

Stockholders' equity:
     Preferred stock, $.001 par value, 2,000,000 shares authorized, no shares issued and outstanding
     Common stock, $.001 par value, 200,000,000 shares
           authorized, 6,615,573 and 615,573 shares issued and
               outstanding respectively                                                       6,616             616
     Additional paid-in capital                                                          12,746,673      12,746,673
     Accumulated deficit                                                                (12,779,410)    (12,716,494)
                                                                                    --------------- ---------------


              Total Stockholders' Equity                                                    (26,121)         30,795
                                                                                    --------------- ---------------

                   Total liabilities and stockholders' equity                    $          434,092         428,971
                                                                                 $
                                                                                    =============== ===============


                                  See accompanying notes to financial
statements.





                                    Diversified Financial Resources Corporation
                             Unaudited Condensed Consolidated Statements of Operations
                                    Three months ended March 31, 2003 and 2002




                                                                   March 31, 2003           March 31, 2002
                                                                   --------------           --------------



                                                                                                              -
  REVENUES                                                    $                9,076   $

General and administrative expenses                                           39,020                          -
                                                                --------------------    -----------------------

     Loss from operations                                                    (29,944)                         -

     Interest expense                                                        (10,370)                         -
     Impairment loss                                                         (22,602)                         -
                                                                --------------------    -----------------------

          Loss from continuing operations                                    (62,916)                         -

     Loss from discontinued operations of subsidiary, net
            of income taxes                                                        -                    (40,978)
                                                                --------------------    -----------------------
     Provision for income taxes                                                    -                          -
          Net loss                                            $              (62,916)                   (40,978)
                                                                ====================    =======================


Net loss per common share - basic and diluted:
     Continuing operations                                    $               (0.06)                          -
     Discontinued operations of subsidiary                                         -                     (0.13)
                                                                --------------------    -----------------------

                                                              $               (0.06)                     (0.13)
                                                                ====================    =======================

Weighted average common shares - basic and diluted                         1,087,000                    324,000
                                                                ====================    =======================





                                  See accompanying notes to financial
statements.





                                    Diversified Financial Resources Corporation
                                  Unaudited Consolidated Statements of Cash Flows
                                    Three months ended March 31, 2003 and 2002



                                                                                March 31,            March 31,
                                                                                   2003                2002

Cash flows from operating activities:
     Net loss                                                             $            (62,916)$           (40,978)
        Adjustments to reconcile net loss
        to net cash used in operating activities:
                 Stock compensation expense                                                  -                   -
                 Depreciation                                                            1,480                   -
                 Impairment loss                                                        22,602                   -
                 Change in net assets of discontinued operations                             -              28,441
                 (Increase) Decrease in:
                      Prepaid expenses                                                  (1,809)                  -
                 Increase (decrease) in:
                      Accounts payable                                                  13,392                   -
                      Related party payables                                            25,049                   -
                                                                            ------------------   -----------------
             Net cash used in operating activities                                      (2,202)            (12,537)
                                                                            ------------------   -----------------

Cash flows from investing activities:
       Change in net assets of discontinued operations                                       -               4,871
                                                                            ------------------   -----------------

Net cash provided by investing activities                                                                    4,871
                                                                            ------------------   -----------------

Cash flows from financing activities:
     Increase in line of credit                                                          2,036                   -
     Principal payments on note payable                                                   (142)                  -
     Proceeds from acquisition                                                           5,100                   -
                                                                            ------------------   -----------------
          Net cash provided by financing activities                                      6,944                   -
                                                                            ------------------   -----------------

          Net decrease in cash                                                           4,792              (7,666)

Cash beginning of period                                                                 1,740              10,406
                                                                            ------------------   -----------------


Cash end of period                                                        $              6,532 $             2,740
                                                                                         -----

                                                                            ==================   =================






                                  See accompanying notes to financial statements






                                    DIVERSIFIED FINANCIAL RESOURCES CORPORATION
UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              March 31, 2003 and 2002


Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2002. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

Note 2 - Acquisition

On March 24, 2003, the Company entered into an agreement to purchase all of the issued and outstanding shares of MT & C Diversified Land and Natural Resources
Corporation (MT&C) in exchange for the issuance of 6,000,000 common shares of the Company. John Chapman is one of the shareholders of MT&C and is currently our president, chief executive officer, chief financial officer, a director and holder of approximately 35.83% of the Company's common stock. The value of the common shares issued was valued at $6,000 (par value) and the net deficit of MT&C was $16,602, which resulted in the purchase price being in excess of the assets by $22,602. At March 31, 2003, the Company determined that the goodwill of $22,602 was impaired and, therefore, recognized a loss equal to this amount.

Note 3 - Additional Footnotes Included By Reference

Except as indicated in the notes above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year-ended December 31, 2002.
Therefore, those footnotes are included herein by reference.








ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

As used herein the term "DFRC" refers to Diversified Financial Resources
Corporation, its subsidiaries and predecessors, unless indicated otherwise. DFRC was incorporated in the State of Delaware on January 6, 1993, as Vaxcel, Inc. On
December 19, 2000, DFRC changed its name to eLocity Networks, Inc. On August 6,
2002, DFRC changed its name to Diversified Financial Resources Corporation.

General

DFRC operates as a holding company. DFRC intends to seek to acquire and eventually manage a diverse comprehensive portfolio of companies operating in several industry sectors. DFRC's current operations are limited to the ownership and leasing of four residential real estate properties. DFRC intends to enter the coal reclamation business and has acquired ownership of a portion of the rights necessary to operate a coal slurry operation.

Real Estate Investments

DFRC's objective with respect to its real property operations is to acquire, through its subsidiaries, properties which management believes to be undervalued and which DFRC is able to acquire through the limited expenditure of cash or other consideration. DFRC's real estate operation are conducted through its subsidiary Diversified Holdings XIX, Inc. ("DHX") which was acquired by it during the third quarter of 2002. DFRC will attempt to acquire properties by assuming existing favorable financing and paying the balance of the purchase price with the delivery of common stock of either DFRC or DHX. DFRC will seek to make investments in improvements to the acquired properties with the objective of increasing occupancy and rental rates and thus improving and maximizing the cash flows of the properties. DFRC has negative cash flows from its real estate rental operations for the quarter ended March 31, 2003. DHX currently owns four residential properties located in Utah. These properties were all acquired during the past year and DRFC will seek to minimize and reverse the cash flow deficit through application of the strategy described above. DFRC also intends to acquire real estate which will substantially appreciate in value and for which DFRC can realize a substantial gain upon disposition. Nonetheless, there is a risk that the properties acquired may decline in value rather than appreciate.

DFRC acquired DHX in a related party transaction on July 24, 2002, pursuant to a Stock Exchange Agreement with John Chapman, currently our president, chief executive officer, chief financial officer a director and the holder of approximately 35.83% of the Company's common stock. Prior to that transaction
Mr. Chapman was not an officer of the Company, he was the beneficial owner of a majority of the Company's common stock and the father of the Company's president at that time. In that transaction DFRC acquired a 100% interest in DHX in exchange for 255,500 restricted shares of DFRC's common stock. At the time of the acquisition DHX was a development stage company incorporated under the laws of the State of Nevada and its assets consisted of four residential properties under lease.

Land and Natural Resources

DFRC intends to expand its business to include various natural resources related operations. Initially, DFRC intends to enter the coal reclamation business and on March 24, 2003, DFRC entered into a Stock Purchase Agreement with John
Chapman, Norman Mullins, and Dennis Thompson, shareholders of MT & C Diversified
Land and Natural Resources Corporation (MT&C). Under that Agreement DFRC purchased 100% of the total issued and outstanding shares of MT & C in exchange for six million






(6,000,000) shares of DFRC common stock. The purchase was originally valued at $6,000, the par value of the DFRC common stock issued in the transaction but after further review the Company recognized a good will impairment to that valuation in the sum of $22,602.

MT & C is a development stage company incorporated under the laws of the State of Nevada, and its sole asset is a Coal Slurry Impoundment, Plant Site and Mine
Waste Lease Agreement. MT & C's intent is to begin recovery of recoverable coal on the leased property. The recovery process is contingent upon obtaining sufficient funds and other factors before it can begin operations.

RESULTS OF OPERATIONS

Revenues and Net Income

The Company's gross revenues were $9,076 for the three months to March 31, 2003,  all of which were derived from its residential real estate holdings. Due to discontinued operations there is no comparable information for the same period from the year 2002.

The Company's expenses were $39,020 for the three months ended March 31, 2003.
Due to discontinued operations there is no comparable information for the same period for the three months ended March 31, 2002. The Company had $10,370 in interest expense and an impairment loss of $22,602 in the three months ended
March 31, 2003.

The Company's loss from continuing operations totaled $62,916 in the three months ended March 31, 2003. This loss is due to the restructuring being carried out by the Company and related expenses caused by those changes. These losses resulted in a net loss per common shares of $0.06.

Cash Flow

Cash flow used in operating activities was $2,202 for the quarter ended March
31, 2003. This was derived primarily by an increase in accounts payable to third parties of $13,392 and an increase in accounts payable to related parties of $25,049. Cash flow provided by financing activities during the quarter ended
March 31, 2002 were $6,944. The total net increase in cash at the end of quarter was $4,792, increased from $1,740 at year end of December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company had current assets of $8,342 compared to current assets of $1,740 as of year end December 31, 2002.

As of March 31, 2003, the Company had current liabilities of $87,237, an increase from $27,094 in current liabilities as of December 31, 2002. The increase in current liabilities directly resulted from a $13,392 increase in accounts payable from $5,717 at year end, 2002, to $19,109 as of March 31, 2003 and a $46,751 increase in related party payables from $20,277 at year end, 2002 to $67,028 as of March 31, 2003. These liabilities increased as a result of limited operations and continued expenses related to the reorganization of the Company.

Working capital declined in the quarter ended March 31, 2003 from that at the year ended December 31, 2002, from a negative $25,354 to a negative $78,896, a $53,542 increase.







We are only able to sustain our operations as a result of advances we received from John Chapman who is the president, chief executive and chief financial officer of the Company. During the quarter ended March 31, 2003 we received advances totaling $25,049 from this person. Mr. Chapman is not obligated to provide additional advances to the Company.

ABILITY TO CONTINUE AS A GOING CONCERN

DFRC's ability to continue as a going concern is in doubt. As DFRC has incurred a loss from its operations during the calendar year 2002, during the quarter ended March 31, 2003 and has had losses in prior years as well. To date, DFRC's operations have been sustained in large part by advances to it by John Chapman, its president, chief executive and chief financial officer, but he is not obligated to continue to advance funds. DFRC will need to substantially decrease its operating expenses, increase its operating income, and raise significant additional capital, as to which there is no assurance. In the event that these events do not take place DFRC will in all probability not be able to continue as a going concern in calendar year 2003.

Forward Looking Statements
The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of the Company to continue its expansion strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 3  CONTROLS AND PROCEDURES

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

                                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None








ITEM 2.  CHANGES IN SECURITIES

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

On March 24, 2003, the Company entered into an agreement to issue 6,000,000 shares of restricted common stock to the shareholders of MT & C Diversified Land and Natural Resources Corporation (MT&C) in exchange for 100% of the issued and outstanding shares of MT&C. John Chapman, president of the Company, Norman
Mullins, and Dennis Thompson were the shareholders of MT&C and each received
2,000,000 shares of the Company's common stock. The shares transferred by the Company were valued at par value, but immediately after the transaction the Company concluded that the value of MT&C was a net deficit of $16,602 and as of March 31, 2003 the Company recognized a goodwill impairment to MT&C in the sum of $22,602. The Company issued the shares pursuant to section 4(2) of the Securities Act of 1933 in an isolated private transaction by the Company which did not involve a public offering.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 8 of this Form 10-QSB, and are incorporated herein by this reference.

Reports on Form 8-K. The company filed a report on Form 8-K during the quarter for which this report is filed. They are as follows:

                  (1) On January 17, 2003 DFRC filed a Form 8-K/A setting forth that DFRC had determined that it was not required to provide a pro forma condensed balance sheet or pro forma condensed statements of income based on prior disclosures.

                  (2) On February 7, 2003 DFRC filed a Form 8-K disclosing a 1 for 200 reverse-split of its common stock, such that every current shareholder of DFRC's common stock will hold 1 share for every 200 shares they held prior to the reverse split.

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

Material Contracts

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

10(xi)            *        Commercial Lease Agreement dated May 1, 2002 between Diversified Financial
                           Resources Corporation and John Chapman, as landlord, for lease of office space located at 1771 Wolviston Way, San Diego, CA, 92154 for a period of three years.  (Incorporated herein by reference from the 10-KSB for the period ended
                           December 31, 2002.)

99.1              11       Certification Pursuant to 18 U.S.C.ss. 1350, as adopted pursuant to section
                           906 of the Sarbanes-Oxley act of 2002

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by DFRC.







                                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of May, 2003.

                                                     Diversified Financial Resources Corporation

                                                            /s/ John Chapman
                                                     ----------------------------------------------------------------------
                                                     John Chapman, President, CEO, CFO and Director









CERTIFICATIONS

     I, John Chapman, certify that:

     1.  I have reviewed this quarterly Report on Form 10-QSB Diversified Financial Resources
Corporation.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003         /s/ John Chapman
                       ------------------------------------------------
CEO & CFO







EXHIBIT 99.1

                                             CERTIFICATION PURSUANT TO
                                                 18 U.S.C. ss. 1350,
                                              AS ADOPTED PURSUANT TO
                                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Diversified Financial Resources
Corporation (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), I, John Chapman, Chief Executive and Financial Officer of the
Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section
906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

               (1) the Report fully complies with the requirements
                  of Section 13(a) or 15(d) of the
                  Securities Exchange Act of 1934; and

               (2) the information contained in the Report fairly
                  presents, in all material respects, the
                  financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Diversified Financial Resources Corporation and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.


                                /s/ John Chapman
                  Chief Executive and Financial Officer
                                  May 14, 2003






