Form 10QSB
period 2003-06-30
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2003-08-14
CIK 1029802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

                                                    Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of August 13, 2003 was 10,148,754.

                                TABLE OF CONTENTS

                          PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS................................4

ITEM 3 CONTROLS AND PROCEDURES...............................................8

                                                      PART II

ITEM 1. LEGAL PROCEEDINGS....................................................9

ITEM 2. CHANGES IN SECURITIES ...............................................9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................................9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................9

ITEM 5. OTHER INFORMATION ...................................................9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................10

         SIGNATURES.........................................................13

                          PART I- FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Diversified Financial Resources Corporation, a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2003, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.


INDEX TO FINANCIAL STATEMENTS

Unaudited Consolidated Balance Sheet as of June 30, 2003........................................................F-2

Unaudited Consolidated Statement of Operations for the three and six months ended June 30,
2003 and 2002...................................................................................................F-3

Unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2003 and
2002............................................................................................................F-4

Notes to the Unaudited Financial Statements.....................................................................F-5







                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                  June 30, 2003

                             ASSETS

Current assets:
  Cash                                                                                 $          270,611
  Marketable securities                                                                            64,769
  Accounts receivable                                                                                1,515
  Related party receivable                                                                         14,242
  Prepaid expenses                                                                                 31,619
                                                                                        -----------------

          Total current assets                                                                    382,756

Property and equipment, net                                                                     2,295,387
Other assets                                                                                          200
                                                                                        -----------------

          Total assets                                                                 $        2,678,343
                                                                                        =================

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                     $           31,663
  Accrued expenses                                                                                 64,480
  Related party payables                                                                           57,305
  Current portion of long-term debt                                                                22,480
                                                                                        -----------------

          Total current liabilities                                                               175,928

Lines of credit                                                                                   261,195
Long-term debt                                                                                  1,658,002
                                                                                        -----------------

          Total liabilities                                                                     2,095,125
                                                                                        -----------------

Minority interest                                                                                  42,648
                                                                                        -----------------

Commitments and contingencies                                                                           -

Stockholders' equity:
    Preferred stock, $.001 par value, 2,000,000 shares
      authorized, no shares issued and outstanding                                                      -
    Common stock, $.001 par value, 200,000,000 shares
      authorized, 10,148,754 shares issued and outstanding                                         10,149
    Additional paid-in capital                                                                 13,406,896
    Accumulated deficit                                                                      (12,876,475)
                                                                                        -----------------

          Total stockholders' equity                                                              540,570
                                                                                        -----------------

          Total liabilities and stockholders' equity                                   $        2,678,343
                                                                                        =================
                  See accomanying notes to financial statements
                                                                                        =================




                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   -------------------------------------------
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  June 30, 2003

                                                                 Three Months Ended June 30           Six Months Ended June 30
                                                              --------------------------------    --------------------------------
                                                                   2003              2002              2003                   2002
                                                              --------------    --------------    --------------    --------------

Revenues                                                    $           9,430                   -         18,506                  -


General and administrative expenses                                   96,823                    -        135,770                  -

                                                              --------------    --------------    --------------    --------------

          Loss from operations                                      (87,393)                    -      (117,264)                  -


Interest expense                                                     (9,746)                    -       (20,115)                  -

Impairment loss                                                               -                 -       (22,602)                  -

                                                              --------------    --------------    --------------    --------------

          Loss from continuing operations                           (97,139)                    -      (159,981)                  -


Loss from discontinued operations of
   subsidiary, net of income taxes                                            -       (47,596)                    -       (84,085)

                                                              --------------    --------------    --------------    --------------

          Loss before provision for income taxes                    (97,139)          (47,596)         (159,981)          (84,085)

Provision for income taxes                                                    -                 -                 -               -

                                                              --------------    --------------    --------------    --------------

          Net loss                                          $       (97,139)          (47,596)         (159,981)          (84,085)
                                                              ==============    ==============    ==============    ==============


Net loss per common share - basic and diluted:
     Continuing operations                                  $          (.01)                    -          (.03)                  -

     Discontinued operations of subsidiary                                    -          (.26)                    -          (.46)

                                                              --------------    --------------    --------------    --------------

                                                            $          (.01)             (.26)             (.03)             (.46)
                                                              ==============    ==============    ==============    ==============


Weighted average common shares - basic and                         8,152,000           183,000         4,651,000           181,000
diluted
                                                              ==============    ==============    ==============    ==============

                 See accompanying notes to financial statements






                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   -------------------------------------------
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Six Months Ended June 30


                                                                                   2003                 2002
                                                                             ----------------    ------------------
Cash flows from operating activities:
Net loss                                                                   $        (159,981)               (84,085)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                                                     5,074                      -
       Impariment loss                                                                 22,602                      -
       Change in net assets of discontinued operations                                         -              19,869
       (Increase) decrease in:
         Prepaid expenses                                                            (31,619)                      -
         Other assets                                                                   (200)                      -
       Increase (decrease) in:
         Accounts payable                                                            (47,424)                      -
         Accrued expenses                                                              64,480                      -
         Minority interest                                                            (49,295)                     -
                                                                             ----------------    ------------------

          Net cash used in operating activities                                     (196,363)               (64,216)
                                                                             ----------------    ------------------

Cash flows from investing activities:
Net cash received in acquisitions                                                      20,451                      -
Change in net assets of discontinued operations                                                -              33,810
                                                                             ----------------    ------------------

          Net cash provided by investing activities                                    20,451                 33,810
                                                                             ----------------    ------------------

Cash flows from financing activities:
Decrease in line of credit                                                            (1,602)                      -
Principal payments on note payable                                                      (287)                      -
Change in related party accounts                                                        1,084                      -
Issuance of common stock                                                              445,588                 20,000
                                                                             ----------------    ------------------

          Net cash provided by financing activities                                   444,783                 20,000
                                                                             ----------------    ------------------


          Net increase (decrease) in cash                                             268,871               (10,406)

Cash, beginning of period                                                               1,740                10,406
                                                                             ----------------    ------------------

Cash, end of period                                                        $          270,611                      -
                                                                             ================    ==================

                 See accompanying notes to financial statements






                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 20002

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10- KSB for the year ended December 31, 2002. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended
December 31, 2003.


Note 2 - Additional Footnotes Included By Reference

Except as indicated in the following notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year-ended December 31, 2002.
Therefore, those footnotes are included herein by reference.


Note 3 - Going Concern

At June 30, 2003 the Company has incurred a loss as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result for the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to achieving profitable operations and/or obtaining necessary funding from outside sources.
There can be no assurance that the Company will be successful.


Note 4 - Acquisitions

On March 24, 2003, the Company entered into an agreement to purchase all of the issued and outstanding shares of MT&C Diversified Land and Natural Resources
Corporation (MT&C) in exchange for the issuance of 6,000,000 common shares of the Company. John Chapman is one of the shareholders of MT&C and is the current president and major shareholder of the Company.







                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 20002

Note 4 - Acquisitions (continued)
---------------------

The value of the common shares issued was valued at $6,000 (par value) and the net deficit of MT&C was $16,602, which resulted in the purchase price being in excess of the assets by $22,602. At March 31, 2003, the Company determined that the goodwill of $22,602 was impaired and, therefore, recognized a loss equal to this amount.

On June 30, 2003, the Company acquired approximately 83% of Wichita Development
Corporation (Wichita), in exchange for 1,148,251 common shares of the Company.
The shares issued in the acquisition were valued at $218,168 ($.19 per share).
This value was determined based on the net price per share realized on the issuance of the Company's common shares issued for cash, to other entities, during the same period.

In addition, as part of the acquisition agreement, the Company guaranteed that 1,000,000 of the shares issued would have an aggregate liquidation value of not less than $1.00 per share within 36 months from the date of the agreement. If the liquidation value is not satisfied the Company would be required to issue additional common shares sufficient to satisfy the guaranteed value.

Wichita and its 83% owned subsidiary, Salt Lake Development, Inc., own three commercial and residential buildings. Wichita also has a wholly owned subsidiary, Wichita Properties Corporation, which has no significant assets or liabilities. The results of operations of Wichita and its subsidiaries are not included in the statements of operations, as the acquisition occurred at the close of business on June 30, 2003.


Note 5 - Supplemental Cash Flow Information

On June 30, 2003, the Company acquired approximately 83% of the common stock of Wichita Development Corporation. The Company recorded net assets from the acquisition as follows:

                      Marketable securities                    $        64,769
                      Accounts receivable, net                           1,515
                      Property and equipment                         1,873,230
                      Accounts payable                                 (73,370)
                      Long-term debt                                (1,571,384)
                      Minority interest                                (91,943)
                                                                 --------------

                                                                       202,817
                      Less common stock issued                        (218,168)
                                                                 --------------

                              Net cash received                $        15,351
                                                                ================








                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 20002

Note 5 - Supplemental Cash Flow Information (continued)
-------------------------------------------

On March 24, 2003, the Company acquired 100% of the common stock of MT&C. The
Company recorded net assets from the acquisition as follows:


                      Goodwill                                 $        22,602
                      Related party payable                            (21,702)
                                                                       --------

                                                                           900
                      Less common stock issued                          (6,000)
                                                                     -----------

                              Net cash received                $         5,100
                                                                     =========


Note 6 - Subsequent Event

On July 11, 2003, MT&C entered into an agreement to purchase property and equipment for cash of $250,000.










                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002




Note 7 - Pro Forma Information

The following condensed pro forma combined statements of operations assumes the acquisition of Wichita Development Corporation by the Company as of the beginning of the periods indicated.


                                               Three Months Ended June 30, 2003                                         Three Months
                                     -----------------------------------------------------
                                          Diversified                                                                          Ended
                                            Financial       Wichita                                                    June 30, 2002
                                            Resources     Development                           Pro Forma                  Pro Forma
                                          Corporation     Corporation        Adjustments         Combined                   Combined
                                     ----------------   ----------------   ---------------   ----------------     ------------------

Revenues                            $          9,430              33,272                 -             42,702                 78,220
Costs and expenses                          (106,569)           (72,025)                 -          (178,594)              (122,399)
Minority interest in net loss                       -              3,196             6,045              9,241                 10,160
Loss from discontinued
   operations of subsidiary                         -                    -               -                   -              (47,596)
                                     ----------------   ----------------   ---------------   ----------------     ------------------

Net loss                            $      (97,139)             (35,557)                            (126,651)               (81,615)
                                     ================   ================                     ================     ==================

Net loss per share - basic and diluted:
     Continuing operations                                                                 $            (.01)                  (.03)
     Discontinued operations                                                                                 -                 (.04)
                                                                                             ----------------     ------------------

                                                                                           $            (.01)                  (.07)
                                                                                             ================     ==================

Weighted average common
   shares - basic and diluted                                                                       9,301,000              1,331,000
                                                                                             ================     ==================

                                                                                             ================     ==================









                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   -------------------------------------------
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2003 and 2002

Note 7 - Pro Forma Information(continued)
------------------------------

                                              Six Months Ended June 30, 2003                                          Six Months
                                  ------------------------------------------------------
                                       Diversified                                                                         Ended
                                         Financial       Wichita                                                   June 30, 2002
                                         Resources     Development                            Pro Forma                Pro Forma
                                       Corporation     Corporation        Adjustments          Combined                 Combined
                                  ----------------   ----------------   ----------------   ----------------   ------------------

Revenues                        $         18,506               82,004                  -            100,510              173,387
Costs and expenses                       (178,487)          (165,615)                  -          (344,102)            (249,798)
Minority interest in net loss                    -              8,548             12,757             21,305               20,161
Loss from discontinued
   operations of subsidiary                      -                   -                 -                  -             (84,085)
                                  ----------------   ----------------                      ----------------   ------------------

Net loss                        $     (159,981)              (75,063)                             (222,287)            (140,335)
                                  ================   ================                      ================   ==================

Net loss per share - basic and
diluted:
     Continuing operations                                                                $(.04)                           (.04)
     Discontinued operations                                                                              -                (.06)
                                                                                           ----------------   ------------------

                                                                                          $           (.04)                (.10)
                                                                                           ================   ==================

Weighted average common
   shares - basic and diluted                                                                     5,799,000            1,329,000
                                                                                           ================   ==================










ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

As used herein the term "DFRC" or the "Company" refers to Diversified Financial
Resources Corporation, its subsidiaries and predecessors, unless indicated otherwise. DFRC was incorporated in the State of Delaware on January 6, 1993, as Vaxcel, Inc. On December 19, 2000, DFRC changed its name to eLocity Networks,
Inc. On August 6, 2002, DFRC changed its name to Diversified Financial Resources
Corporation. DFRC currently has five organized subsidiary corporations, Diversified Holdings XIX, Inc., MT&C Diversified Land & Natural Resource Corp.,
Wichita Development Corporation, Wichita Properties, Inc. and Salt Lake
Development Corporation. Expansion into the medical technology, industrial manufacturing, hospitality Mortgage Finance and energy generation fields are being explored by DFRC.

General

DFRC operates as a holding company. DFRC intends to seek to acquire and eventually manage a diverse comprehensive portfolio of companies operating in several industry sectors including but not limited to real estate, mining and other operations. DFRC intends to enter the coal reclamation business and has acquired ownership of a portion of the rights necessary to operate a coal slurry operation. On July 11, 2003, MT&C entered into an agreement to purchase a plant and mining equipment to facilitate the development of MT&C's mining operations.

DFRC's operations are currently organized as follows:
[GRAPHIC OMITTED]










Real Estate Investments

DFRC's objective, with respect to its real estate operations, is to acquire, through subsidiaries, properties which management believes to be undervalued and which DFRC is able to acquire with limited cash outlays. DFRC will consider properties within the continental United States. DFRC attempts to acquire such properties by assuming existing favorable financing and paying the balance of the purchase price with nominal cash payments or through the issuance of shares of common stock. Once such properties are acquired, DFRC leases them to primarily commercial tenants. DFRC also makes limited investments to improve the properties with the objective of increasing occupancy and cash flows. Management believes that, with limited improvements and effective management, properties can be sold at a profit within a relatively short period of time.

On June 30, 2003, DFRC entered into a Stock Purchase Agreement with Nexia
Holdings, Inc., Wichita Development Corporation, and Diversified Holdings I,
Inc. to acquire not less than an 83% ownership interest in Wichita. Wichita either directly or through its ownership of a subsidiary owns three parcels of real estate, one located in Wichita, Kansas, a second located in Ogden, Utah and a third located in Salt Lake City, Utah.

The gross market value of Wichita's above described real estate holdings is estimated at $2.5 Million with underlying debt of approximately $1.5 Million.
The real estate is being held on the books of Wichita and Salt Lake Development
Corporation, a Wichita subsidiary, at a depreciated cost basis of approximately
$1.8 million.

DFRC intends to operate the buildings consistent with their prior use as office buildings or residential apartments. Efforts to improve the marketing and condition of the buildings to improve their occupancy began immediately following the acquisition.

Land and Natural Resources


Subsequent to the end of the quarter, DFRC's wholly owned subsidiary MT&C
Diversified Land & Natural Resources Corporation ("MT&C") entered into an agreement with Headwaters Incorporated to acquire a mining property known as the Wellington Coal Tailings Preparation Plant located on approximately 30 acres at
5171 South Farnham Road, Price, Utah.

MT&C has agreed to purchase all machinery, appliances, furniture, controls, equipment, buildings, foundations and other property (Mining Assets) for $250,000 plus any costs associated with the environmental remediation of the subject property. MT&C has not obtained an environmental report on the subject property as of the date of this filing.

MT&C's purchase of the plant and equipment, after necessary upgrading, modernization and repair, will allow MT&C to begin the processing of the coal fines that it has previously leased in the Coal Slurry Impoundment, Plant Site and Mine Waste Lease Agreement that MT&C had acquired last quarter and that can now be processed from the newly acquired plant site. The estimated cost of these actions is $850,000 and will take approximately 90 days to complete once the process is begun and after adequate funding has been located or arranged. The closing on the purchase of the plant is scheduled for August 15, 2003. As of the date of this filing, there is substantial likelihood that MT&C will not have sufficient funding to close upon the purchase of the plant.

The following discussion and analysis should be considered in light of recent changes in management and operational focus in conjunction with the Financial
Statements for the six month period ended June 30, 2003 and 2002.

RESULTS OF OPERATIONS

During the three months ended June 30, 2003, the Company's revenues were $9,430 compared with $-0- for the comparable period in 2002, a $9,430 increase.
Revenues for the six months ended June 30, 2003, were $18,506 compared with $-0-for the comparable period in 2002. The increase in revenues for the three and six months ended June 30, 2003 was attributable to operation of certain rental properties during these periods compared to no operations for the comparable periods in 2002.

During the three months ended June 30, 2003, the Company's General and Administrative Expenses were $96,823 compared with $-0- for the comparable period in 2002. General and Administrative Expenses for the six months ended
June 30, 2003, were $135,770 compared to $-0- for the comparable period in 2002.
The increase in expenses for the three and six months ended June 30, 2003, was primarily attributable to the operation of the Company's real estate with no comparable expenses for the prior year comparable periods.

During the three months ended June 30, 2003, the Company's loss from operations was $87,393 compared with $-0- for the comparable period in 2002. The net loss from operations for the six month period ended June 30, 2003, was $117,264 compared with $-0- for the comparable period in 2002. The increase in loss from operations for the three and six months ended June 30, 2003, was due to the Company's real estate operations during these periods versus no operations in for the comparable periods in 2002.

During the three months ended June 30, 2003, the Company recorded a net loss of $97,139 compared to $47,596 for the comparable period in 2002, an increase of $49,543 or 104%. The Company recorded a net loss of $159,981 for the six months ended June 30, 2003 compared to $84,085 for the comparable period in 2002, an increase of $75,896 or 90%. The increase in net losses for the three and six months ended June 30, 2003, is attributable to the additional expenses relating to the acquisition of the Company's real estate operations which included interest expense of $20,115 and an impairment loss of $22,602 associated with the acquisition of certain mining rights.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2003, the Company had current assets of $382,756, compared to current assets of $1,740 as of December 31, 2002. The Company had a working capital surplus of $206,828 for the period ending June 30, 2003, compared to a working capital deficit of $25,354 for the year ended December 31, 2002, a $232,182 improvement. The Company's working capital improved as a result of cash received from the sale of shares of its common stock pursuant to an offshore stock purchase agreement.

Total stockholders' equity was $540,570 as of June 30, 2003, compared to $30,795 as of December 31, 2002. The increase is primarily attributable to the issuance of common stock for cash.









Net Cash flow used in operating activities was $196,363 for the six months ended
June 30, 2003, compared to cash flow used in operating activities of $64,216 for the six months ended June 30, 2002. Changes in cash flows from operating activities for the six months ended June 30, 2002, are primarily attributable to the Company's real estate operations which were acquired during the last quarter of December 31, 2002.

Net cash flow provided by investing activities was $20,451 for the six months ended June 30, 2003, compared to net cash flow provided by investing activities of $33,810 for the same period in 2002. Net cash flow provided by investing activities fluctuated as a result of cash received as a result of acquiring certain entities for the period ended June 30, 2003 versus a change in net assets associated with discontinued operations for the comparable period in 2002.

Net cash flow provided by financing activities was $444,783 for the six months ended June 30, 2003, compared to net cash flows provided by financing activities of $20,000 for the six months ended June 30, 2002. The increase in net cash flow provided by financing activities was to the sale of the Company's common stock for $445,588 compared to the sale of $20,000 of common stock for the comparable period in 2002.

Due to DFRC's debt service on real estate holdings, willingness to acquire properties with negative cash flow , and DFRC's plans to enter the coal reclamation business, DFRC anticipates cash flow shortages. DFRC plans to raise additional funds through the sale of its common stock to fund such shortages.








ABILITY TO CONTINUE AS A GOING CONCERN

DFRC's ability to continue as a going concern is in doubt, as DFRC has incurred a loss from its operations during the calendar year 2002, during the six months ended June 30, 2003 and has had losses in prior years as well. To date, DFRC's operations have been sustained in large part by advances to it by John Chapman, its president, chief executive and chief financial officer, but he is not obligated to continue to advance funds. DFRC will need to substantially increase its operating income, and raise significant additional capital, as to which there is no assurance. In the event that these events do not take place DFRC may not be able to continue as a going concern over the next 12 months.

Forward Looking Statements
The information herein contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of the Company to continue its expansion strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 3  CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company.
The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of June 30, 2003 that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.







                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2. CHANGE IN SECURITIES

On May 20, 2003, DFRC entered into an Offshore Stock Purchase Agreement (the
"Agreement") with The Sukumo Group, Inc., a British Virgin Islands corporation
(Sukumo). Pursuant to the Agreement Sukumo has the right to purchase up to 10,000,000 shares of DFRC in accordance with the provisions of Regulation S of the Securities Act of 1933 at a purchase price equivalent to 15% of the bid price per share on the day that DFRC receives payment from Sukumo for the specified number of shares to be reflected in written buy orders sent to DFRC or its designee. Sukumo may at its option resell the shares to its clients in compliance with Regulation S or hold such shares for their own account. In the event Sukumo acts as a selling agent with respect to reselling the DFRC shares, Sukumo is responsible for disclosing any mark ups, commissions or other consideration Sukumo or its representatives receives directly or indirectly as a result of reselling the DFRC shares. In any event, DFRC will only receive 15% of the proceeds from any such resales of up to 10,000,000 shares. The net dollar amount DFRC receives could fluctuate significantly if the market price of DFRC's common stock rises or falls substantially.

Pursuant to this agreement, through the 30th day of June, 2003, DFRC has transferred shares of its common stock to Sukumo in exchange for payments in the amount of $445,588. (This sum is 15% of the bid price on the dates that the sales were contracted for.) All sales were conducted pursuant to the provisions of Regulation S of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER5S

None

ITEM 5. OTHER INFORMATION

On February 7, 2003, DFRC purported to effect a 1 for 200 reverse split of its common stock, but failed to give proper notice to its shareholders. To rectify this, DFRC furnished an information statement dated May 29, 2003 to all holders of the common stock of DFRC. The information statement disclosed that DFRC's
Board of Directors had authorized the reverse stock split and that shareholders holding in excess of 50% of the outstanding common stock of DFRC had provided a written consent, approving the reverse stock split for all shareholders of record on May 29, 2003, with fractional shares being rounded up to the next whole share. The reverse stock split was accordingly effected as of July 7, 2003.

DFRC entered into an Employment Agreement dated June 5, 2003 with John Chapman, pursuant to which Mr. Chapman has agreed to serve as the Company's President, Chief Executive Office and Chief Financial Officer. The agreement provides for a base salary of $20,000 per month, payable in cash, common or preferred stock of the Company, the form to be at the election of Mr. Chapman. The agreement is set forth in full as an exhibit hereto.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

Reports on Form 8-K. The Company filed two reports on Form 8-K during the quarter for which this report is filed. The reports are as follows:

                  (1) On May 20, 2003, DFRC filed a Form 8-K disclosing that
                  DFRC had entered into an Offshore Stock Purchase Agreement
                  (the "Agreement") with The Sukumo Group, Inc. Pursuant to the
                  Agreement Sukumo has the right to purchase up to 10,000,000 shares of DFRC pursuant to Regulation S of the Securities Act of 1933.

                  (2) On June 30, 2003, DFRC filed a Form 8-K disclosing that it had entered into a Stock Purchase Agreement with Nexia
                  Holdings, Inc., Diversified Holdings I, Inc., Wichita
                  Development Corporation and Salt Lake Development Corporation wherein the Company agreed to purchase not less then 83% of the total issued and outstanding shares of Wichita Development
                  Corporation.

Subsequent to the end of the quarter a report on Form 8-K was filed:

                  (3). On July 22, 2003, DFRC filed an 8-K report that on July
                  11, 2003, the Company's wholly owned subsidiary MT&C
                  Diversified Land And Natural Resources Corporation (MT&C),had entered into a an Asset Purchase Agreement with Headwaters
                  Incorporated to purchase a mining property known as the Wellington Coal tailings Preparation Plant.








                                    INDEX OF EXHIBITS
Exhibit         Page
No.                No.     Description
-------------------------------------------------------------------------------------------------------------------


3(i)(a)           *        Articles of Incorporation of DFRC (note that these
                           were amended by the Articles of Merger constituting
                           Exhibit 2 to the December 31, 1993 Form 10-KSB)
                           (incorporated herein by reference from Exhibit No.
                           3(i) to DFRC's Form 10-KSB for the year ended
                           December 31, 1993).

3(i)(b)           *        Amendment to Certificate of Incorporation dated February 16, 2000 to change name of
                           DFRC from Vaxcel, Inc. to Chattown.com Networks, Inc. (Incorporated by reference from Exhibit 3(i)(b) of DFRC's Form 10-QSB for the six months ended June 30, 2002)

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

3(ii)             *        Bylaws of DFRC, as amended (incorporated herein by
                           reference from Exhibit 3(ii) of DFRC's Form 10 KSB
                           for the year ended December 31, 1995).

Material Contracts


10(i)             *        Offshore Stock Purchase Agreement dated May 20, 2003, by and between Diversified
                           Financial Resources Corporation, a Delaware corporation  ("DFRC") and The Sukumo
                           Group, Inc. ("Sukumo"), a Japanese corporation  whereas, Sukumo desires to purchase up to Ten Million (10,000,000) shares of restricted common stock of Diversified (the
                           "Shares"). Incorporated herein by reference from Form 8-K filed May 20, 2003.

10(ii)            16       Employment Agreement dated June 5, 2003 between Diversified Financial Resources
                           Corporation and John Chapman, in which employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would serve as President, Chief Executive Office and Chief Financial
                           Officer.

10(iii)           *        Stock Purchase Agreement dated June 30, 2003 between DFRC and Diversified
                           Holdings I, Inc., Wichita Development Corporation (Wichita), Salt Lake Development
                           Corporation (SLDC) and Nexia Holdings, Inc.,(Nexia).  Incorporated herein by reference from Form 8-K filed June 30, 2003.

10(iv)            *        July 11, 2003 Asset Purchase Agreement between MT & C Diversified Land & Natural
                           Resources Corporation and Headwaters Incorporated for the purchase of a mining property located in Price, Utah.  Incorporated herein by reference from the Form 8-K filed July 22, 2003.









31(i)             14       Certification of Chief Executive Officer and Chief Financial Officer

32(ii)            15       Certification of Chief Executive Officer and Chief Financial Officer

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by DFRC.








                                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of August, 2003.



Diversified Financial Resources Corporation

/s/ John Chapman
----------------------------------------------------------
John Chapman, President and Director









                                  EXHIBIT 31(i)
I, JOHN CHAPMAN, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Diversified Financial
Resources Corporation; 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectivness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and (c) Disclosed in this report any change in the registrant"s internal control over financial reporting that occurred during the registrant"s most recent fiscal quarter (the registrant"s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant"s internal control over financial reporting; and 5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant"s ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant"s internal control over financial reporting. Date: August 14, 2003




/s/ John Chapman
 John Chapman
Chief Executive Officer and Chief Financial Officer









                                  Exhibit 32(i)

CERTIFICATION
I, John Chapman, Chief Executive Officer and Chief Financial Officer of
Diversified Financial Resources Corporation (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge:
(1) the Quarterly Report on Form 10-QSB of the Registrant, to which this certification is attached as an exhibit (the ""Report""), fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15
U.S.C. 78m); and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
DATED: August 14, 2003

/s/ John Chapman
John Chapman
Chief Executive Officer and
Chief Financial Officer









                              Employment Agreement


AGREEMENT made this 5th day of June, 2003, between Diversified Financial
Resources Corporation, a Delaware corporation whose corporate headquarters are located in San Diego, California (herein after referred to as "Company"), and John Chapman, an individual whose address is 1771 Wolviston Way, San Diego
California 92154 (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would serve as President, Chief Executive Office and Chief Financial Officer.

Now, therefore, it is agreed:

1.       Definitions:

As used in this Agreement:

(a) "Company" means Diversified Financial Resources Corporation, its successors and assigns, and any of its present or future subsidiaries, or organizations controlled by, controlling, or under common control with it.

(b) "Confidential Information" means any and all information disclosed or made available to Employee or known by Employee as a direct or indirect consequence of or through his employment by Company and not generally known in the industry in which Company is or may become engaged, or any information related to Company's products, processes, or services, including, but not limited to, information relating to research, development, Plans and Inventions (as defined below), manufacture, purchasing, accounting, engineering, marketing, merchandising, or selling.

(c) "Plans and Inventions" means discoveries, concepts, and ideas, whether patentable or not, relating to any present or prospective activities of Company, including, but not limited to, processes, methods, formulae, techniques, devices, and any improvements to the foregoing.

(d) "Company Monthly Base Pay" means Employee's last monthly remuneration, prior to termination of his employment with Company, before federal, state, and local taxes and other withholding, but exclusive of extra compensation, such as that attributable to bonuses, overtime, or employee retirement or pension benefits.

(e) "Conflicting Organization" means any person or organization engaged, directly or indirectly, in the research, development, production, marketing or selling of a Conflicting Product.

(f) "Conflicting Product" means any product, process, or service of any person or organization, other than Company, in existence or under development, which resembles, competes with or is marketed or offered for sale or lease to the same or similar potential customers as a product, process, or service which is the subject of research, development, production, marketing or selling activities of Company.

(g) "New Monthly Base Pay" means Employee's monthly remuneration with a subsequent employer, computed as described in Subparagraph (d) of this Paragraph
1.

2.       Duties:

The Employee shall be employed by Company and shall faithfully and to the best of his ability perform such duties and render such services as may be directed by Company, including, but not limited to, the following:

         o Management of the operations and finances of the company, executive governance of the Company as required by the Office of President under the By-Laws of the Company and as directed by the Board of Directors.


3.       Compensation, Term, and Termination:

As compensation for his services, Employee shall receive the following compensation:

         o A base salary of $20,000 per month, payable in cash, common or preferred stock of the Company, the form to be at the election of Employee.

         o Eligible for all employee benefits that are provided by the Company to its employees.

         o Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for five (5) years from the effective date of this agreement. At all times, this employment contract is subject to the right of Company to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or nonperformance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period.

4.       Benefits, Bonuses and Expenses:

(1) Company may provide for Employee benefits as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Such benefits shall be provided to Employee in such a manner as shall be determined by the Board of Directors. (2) Company may pay to Employee bonuses as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Employee acknowledges that Company makes no assurance that a bonus, if any, will be awarded to Employee for any services performed during any term of this employment contract.
(3) Additionally, Company may reimburse Employee for expenses as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Such expense reimbursements shall be paid to Employee as ordered by the Board of Directors.

5.       Disclosure of Confidential Information:

(a) Confidentiality. Except as required in the performance of his duties to Company, Employee shall treat as confidential and shall not, directly or indirectly, use, disseminate, disclose, publish, or otherwise make available any Confidential Information or any portion thereof.

(b) Return of confidential information. Upon termination of his employment with Company, all documents, records, notebooks, and similar repositories containing
Confidential Information, including copies thereof, then in Employee's possession, whether prepared by him or others, shall be promptly returned to Company. If at any time after the termination of employment Employee determines that he has any Confidential Information in his possession or control, he shall immediately return to Company all such Confidential Information, including all copies and portions thereof.

6.       Binding Effect:

This Agreement shall be binding upon the parties hereto and upon their respective executors, administrators, legal representatives, successors, and assigns.

7.       Enforcement:

The formation, effect, performance and construction of this Agreement shall be governed by the laws of the State of California of the United States of America.

8.       Entire Agreement and Waiver of Prior Rights:

This Agreement and any attachments hereto constitute the entire agreement and understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, whether oral or written, including, but not limited to, any prior agreement for compensation, in which compensation has not been paid. By executing this agreement, Employee acknowledges that he is waiving all rights granted by prior agreements. No modification or claimed waiver of any of the provisions hereof shall be valid unless in writing and signed by the duly authorized representative against whom such modification or waiver is sought to be enforced.

9.       Other Rights:

Nothing contained in this Agreement shall be construed as conferring by implication, estoppel, or otherwise upon either party any license or other right except the licenses and rights expressly granted hereunder to that party.

10.      Acceptance:

Each party hereby accepts the licenses and rights granted to it by a party under this Agreement subject to all of the terms and conditions of this Agreement.

In witness whereof, the parties have executed this Agreement on the day and year first above written.


Employee:                                                     Company



/s/ John Chapman                                                          By: /s/ Dennis Thompson
-----------------                                                            -----------------------
John Chapman                                                  Name:    Dennis Thompson
                                                                     --------------------------------------------
Individual                                                    Office:    Vice-President & Secretary
                                                                       -----------------------------------------






