Form 10QSB
period 2003-09-30
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2003-11-18
CIK 1029802

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB



(Mark One)
   [X]Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

   [ ]Transition report under Section 13 or 15(d) of the Securities Exchange Act
      of 1934 for the transition period from         to          .


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


                               (619) 575-7041
                         (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes XX No


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of November 10, 2003 was 10,623,587.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................9

        SIGNATURES..........................................................12

                        PART I- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Diversified Financial Resources Corporation, a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2003, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.

INDEX TO FINANCIAL STATEMENTS

Unaudited Consolidated Balance Sheet as of September 30, 2003..............F-2

Unaudited Consolidated Statement of Operations for the three and nine months ended September 30, 2003 and 2002..........................................F-3

Unaudited Consolidated Statement of Cash Flows for the nine months ended
     September 30, 2003 and 2002...........................................F-4

Notes to the Unaudited Financial Statements................................F-5

              DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                  UNAUDITED CONSOLIDATED BALANCE SHEET
                           September 30, 2003

                   ASSETS

Current assets:
  Cash                                                     $    119, 875
  Marketable securities                                           65,001
  Accounts receivable                                              1,515
  Related party receivable                                        14,342
  Prepaid expenses                                                   705
                                                            ------------

          Total current assets                                   201,438

Property and equipment, net                                    2,280,480
Other receivables                                                105,983
                                                                 105,983
                                                            ------------

          Total assets                                     $   2,587,901
                                                            ============

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $      45,243
  Accrued expenses                                                59,910
  Related party payables                                          62,025
  Current portion of long-term debt                               22,480
                                                            ------------

          Total current liabilities                              189,658

Lines of credit                                                  259,979
                                                                 261,195
Long-term debt                                                 1,657,832
                                                            ------------

          Total liabilities                                    2,107,469
                                                            ------------

Minority interest                                                 31,715
                                                            ------------

Commitments and contingencies                                          -

Stockholders' equity:
    Preferred stock, $.001 par value, 2,000,000 shares
      authorized, no shares issued and outstanding                     -
    Common stock, $.001 par value, 200,000,000 shares
      authorized, 10,623,587 shares issued and outstanding        10,624
    Additional paid-in capital                                13,500,637
    Accumulated deficit                                     (13,062,544)
                                                            ------------

          Total stockholders' equity                             448,717
                                                            ------------

          Total liabilities and stockholders' equity       $   2,587,901
                                                            ============

           See accompanying notes to financial statements

                       DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                               September 30, 2003

                                          Three Months Ended Sept 3Nine Months Ended Sept 30
                                          -----------------------  ----------------------
                                             2003         2002        2003           2002
                                          ----------   ----------  ----------   ---------

Revenues                                 $    29,746            -      47,351           -

General and administrative expenses          200,919            -     337,443           -
                                          ----------   ----------  ----------   ---------

          Loss from operations             (171,173)            -   (290,092)           -


Interest expense                            (24,987)            -    (44,289)           -

Impairment loss                                    -            -    (22,602)           -

                                          ----------   ----------  ----------   ---------

          Loss from continuing operations  (196,160)            -   (356,983)           -


Loss from discontinued operations of
   subsidiary, net of income taxes                 -      (4,472)           -    (88,557)
                                          ----------   ----------  ----------   ---------

Loss before provision for income taxes
   and minority interest                   (196,160)      (4,472)   (356,983)    (88,557)

Provision for income taxes                         -      -            -           -    -
                                          ----------   ----------  ----------   ---------

          Loss before minority interest    (196,160)      (4,472)   (356,983)    (88,557)

Minority interest in net loss of
     subsidiaries                             10,933            -      10,933           -
                                          ----------   ----------  ----------   ---------

          Net loss                       $ (185,227)      (4,472)   (346,050)           -
                                          ==========   ==========  ==========   =========


Net loss per common share - basic and diluted:
     Continuing operations               $     (.01)           -        (.05)           -
     Discontinued operations of subsidiary         -        (.01)           -       (.26)

                                          ----------   ----------  ----------   ---------

                                         $     (.01)        (.01)       (.05)       (.26)
                                          ==========   ==========  ==========   =========

       Weighted average common shares -
           basic and diluted              10,541,000      373,000   6,643,000     246,000
                                          ==========   ==========  ==========   =========

                See accompanying notes to financial statements

                  DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Nine Months Ended September 30


                                                        2003          2002
                                                     ----------   -------------
Cash flows from operating activities:
Net loss                                           $  (346,050)        (88,557)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                      19,981               -
       Impairment loss                                   22,602               -
       Change in net assets of discontinued operations        -          49,262
       (Increase) decrease in:
         Prepaid expenses                                 (705)               -
         Other assets                                 (105,983)               -
       Increase (decrease) in:
         Accounts payable                              (33,844)               -
         Accrued expenses                                59,910               -
         Minority interest                                                    -
                                                       (60,228)
                                                     ----------   -------------

          Net cash used in operating activities                         (39,295)
                                                      (444,317)
                                                     ----------   -------------

Cash flows from investing activities:
Net cash received in acquisitions                        20,219               -
Change in net assets of discontinued operations               -           6,388
                                                     ----------   -------------

          Net cash provided by investing activities      20,219           6,388
                                                     ----------   -------------

Cash flows from financing activities:
Decrease in line of credit                              (2,818)               -
Principal payments on note payable                        (457)               -
Change in related party accounts                          5,704               -
Issuance of common stock                                539,804          20,000
Change in net assets of discontinued operations               -           2,501
                                                     ----------   -------------

          Net cash provided by financing activities     542,233          22,501
                                                     ----------   -------------

          Net increase (decrease) in cash               118,135        (10,406)

Cash, beginning of period                                 1,740          10,406
                                                     ----------   -------------

Cash, end of period                                $    119,875               -
                                                     ==========   =============

                See accompanying notes to financial statements

                       DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

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


Note 3 - Going Concern

At September 30, 2003, the Company has incurred a loss as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Wichita and its 83% owned subsidiary, Salt Lake Development, Inc., own three commercial and residential buildings. Wichita also has a wholly owned subsidiary, Wichita Properties Corporation, which has no significant assets or liabilities. The results of operations of Wichita and its subsidiaries, for the six months ended June 30, 2003, are not included in the statements of operations, as the acquisition occurred at the close of business on June 30, 2003.


Note 5 - Supplemental Cash Flow Information

On June 30, 2003, the Company acquired approximately 83% of the common stock of Wichita Development Corporation. The Company recorded net assets from the acquisition as follows:

               Marketable securities       $    64,769
               Accounts receivable, net          1,515
               Property and equipment        1,873,230
               Accounts payable                (73,370)
               Long-term debt               (1,571,384)
               Minority interest               (91,943)
                                             ----------
                                               202,817
               Less common stock issued       (218,168)
                                             ----------

                       Net cash received   $     15,351

              DIVERSIFIED FINANCIAL RESOURCES CORPORATION
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        JUNE 30, 2003 AND 20002

Note 5 - Supplemental Cash Flow Information (continued)
-------------------------------------------

On March 24, 2003, the Company acquired 100% of the common stock of MT&C. The Company recorded net assets from the acquisition as follows:


               Goodwill                    $    22,602
               Related party payable           (21,702)
                                               --------

                                                   900
               Less common stock issued         (6,000)
                                               --------

                       Net cash received   $     5,100
                                               =======


Note 6 - Equipment Purchase Agreement

On July 11, 2003, MT&C entered into an agreement to purchase property and equipment for cash of $250,000. On September 26, 2003, this agreement expired and MT&C was unable to purchase the equipment.

Note 7   - Subsequent Event

Subsequent to September 30, 2003, the Company's building located in Ogden, Utah was sold at a public auction through a trustee's sale. As of September 30, 2003, the Ogden building was recorded on the financial statements at a cost of $1,069,231, accumulated depreciation was $131,577. In addition, the Company had a non-recourse note payable of $588,207.

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

DFRC's operations are currently organized as follows:


                                      DFRC
                                    -----------------

                   ------ --------- ------ ---------- -------- ------

                                    MT&C DIV.
                                         LAND &                   DIV. HOLDINGS
               WICHITA                   NATURAL                       XIX
                                    RESOURCES
            -------------           -----------------          -----------------


            ------ ----------------

    SALT LAKE
   DEVELOPMENT                WICHITA PROPERTIES
      CORP.                          INC.
------------------        ---------------------------

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

On June 30, 2003, DFRC entered into a Stock Purchase Agreement with Nexia Holdings, Inc., Wichita Development Corporation, and Diversified Holdings I, Inc. to acquire not less than an 83% ownership interest in Wichita. Wichita either directly or through its ownership of a subsidiary owns three parcels of real estate, one located in Wichita, Kansas, a second located in Ogden, Utah and a third located in Salt Lake City, Utah. Subsequent to September 30, 2003, the Company's building located in Ogden, Utah, was sold at a public auction through a trustee's sale.

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

MT&C had agreed to purchase all machinery, appliances, furniture, controls, equipment, buildings, foundations and other property (Mining Assets) for $250,000 plus any costs associated with the environmental remediation of the subject property. MT&C has not obtained an environmental report on the subject property as of the date of this filing. On October 15, 2003, subsequent to the end of the quarter the Company filed an 8-K setting forth MT&C's inability to complete the funding of this purchase and that the agreement has been terminated.

The following discussion and analysis should be considered in light of recent changes in management and operational focus in conjunction with the Financial Statements for the nine month period ended September 30, 2003 and 2002.

RESULTS OF OPERATIONS

During the three months ended September 30, 2003, the Company's revenues were $ 29,746 compared with $ -0- for the comparable period in 2002, a $ 29,746 increase. Revenues for the nine months ended September 30, 2003, were $ 47,351 compared with $ -0- for the comparable period in 2002. The increase in revenues for the three and nine months ended September 30, 2003 was attributable to operation of certain rental properties during these periods compared to no operations for the comparable periods in 2002.

During the three months ended September 30, 2003, the Company's General and Administrative Expenses were $ 200,919 compared with $ -0- for the comparable period in 2002. General and Administrative Expenses for the nine months ended September 30, 2003, were $337,443 compared to $ -0- for the comparable period in 2002. The increase in expenses for the three and nine months ended September 30, 2003, was primarily attributable to the operation of the Company's real estate with no comparable expenses for the prior year comparable periods.

During the three months ended September 30, 2003, the Company's loss from operations was $ 196,160 compared with $-0- for the comparable period in 2002. The net loss from operations for the nine month period ended September 30, 2003, was $ 356,983 compared with $-0- for the comparable period in 2002. The increase in loss from operations for the three and nine months ended September 30, 2003, was due primarily to the Company's acquisition of real estate operations during these periods versus no operations in for the comparable periods in 2002.

During the three months ended September 30, 2003, the Company recorded a net loss of $ 185,227 compared to $ 4,472 for the comparable period in 2002, an increase of $ 180,755 or 4100 %. The Company recorded a net loss of $ 346,050 for the nine months ended September 30, 2003 compared to $ 88,557 for the comparable period in 2002, an increase of $ 257,493 or 290 %. The increase in net losses for the three and nine months ended September 30, 2003, is attributable to the additional expenses relating to the acquisition of the Company's real estate operations which included interest expense of $44,289 and an impairment loss of $22,602 associated with the acquisition of certain mining rights.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2003, the Company had current assets of $ 201,438, compared to current assets of $1,740 as of December 31, 2002. The Company had a working capital surplus of $ 11,780 for the period ending September 30, 2003, compared to a working capital deficit of $25,354 for the year ended December 31, 2002, a $37,134 improvement. The Company's working capital improved as a result of cash received from the sale of shares of its common stock pursuant to an offshore stock purchase agreement.

Total stockholders' equity was $448,717 as of September 30, 2003, compared to $30,795 as of December 31, 2002. The increase is primarily attributable to the issuance of common stock for cash.


Net Cash flow used in operating activities was $444,317 for the nine months ended

September 30, 2003, compared to cash flow used in operating activities of $39,295 for the nine months ended September 30, 2002. Changes in cash flows from operating activities for the nine months ended September 30, 2003, are primarily attributable to the Company's real estate operations which were acquired during the last quarter of December 31, 2002.

Net cash flow provided by investing activities was $20,219 for the nine months ended September 30, 2003, compared to net cash flow provided by investing activities of $6,388 for the same period in 2002. Net cash flow provided by investing activities fluctuated as a result of cash received as a result of acquiring certain entities for the period ended September 30, 2003 versus a change in net assets associated with discontinued operations for the comparable period in 2002.

Net cash flow provided by financing activities was $ 542,233 for the nine months ended September 30, 2003, compared to net cash flows provided by financing activities of $ 28,449 for the nine months ended September 30, 2002. The increase in net cash flow provided by financing activities was due to the sale of the Company's common stock for $ 539,804 compared to the sale of $ 20,000 of common stock for the comparable period in 2002.

Due to DFRC's debt service on real estate holdings, willingness to acquire properties with negative cash flow , and DFRC's plans to enter the coal reclamation business, DFRC anticipates cash flow shortages. DFRC plans to raise additional funds through the sale of its common stock to fund such shortages.

ABILITY TO CONTINUE AS A GOING CONCERN

DFRC's ability to continue as a going concern is in doubt, as DFRC has incurred a loss from its operations during the calendar year 2002, during the nine months ended September 30, 2003 and has had losses in prior years as well. To date, DFRC's operations have been sustained in large part by advances to it by John Chapman, its president, chief executive and chief financial officer, but he is not obligated to continue to advance funds. DFRC will need to substantially increase its operating income, and raise significant additional capital, as to which there is no assurance. In the event that these events do not take place DFRC may not be able to continue as a going concern over the next 12 months.

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

ITEM 3  CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of September 30, 2003 that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

                      PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Subsequent to the end of the quarter, on October 16, 2003 a civil complaint was filed by the Securities and Exchange Commission in which DFRC and its president John Chapman were named as respondents. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: "Securities and Exchange Commission
v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internent Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; NCI Holdings, Inc., a Nevada corporation. The complaint alleges that DFRC and Mr. Chapman failed to accurately and fully disclose the nature of DFRC's relationship to The Sukumo Group, Inc. and timely disclosure of the execution of the Offshore Purchase Agreement. The complaint further alleges that Mr. Chapman took actions during 2003 to manipulate the price of DFRC stock in the marketplace.

Mr. Chapman has filed a response to the complaint and disputes the allegations of the complaint with regard to his personal actions and actions as president of DFRC.

Management expects to vigorously dispute the allegations of the complaint as to DFRC and establish that timely, full and complete disclosures were made with regard to the

Offshore Stock Purchase Agreement with The Sukumo Group, Inc. and that it took timely and prompt action to terminate that agreement upon notice of Sukumo's alleged violation of the provisions of that agreement. See 8-K filed September 2, 2003. DFRC shall continue with its efforts to insure that all shareholders are adequately informed of the activity and operations of the Company.

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

Pursuant to this agreement, through the 30th day of June, 2003, DFRC has transferred shares of its common stock to Sukumo in exchange for payments in the amount of $445,588. (This sum is 15% of the bid price on the dates that the sales were contracted for.) All sales were conducted pursuant to the provisions of Regulation S of the Securities Act of 1933. The net dollar amount DFRC received from these sales as of October 30, 2003 was $539,804. No additional receipts will be accepted pursuant to this agreement.

On August 29, 2003 DFRC placed Sukumo on notice that based upon allegations of violations of the terms and conditions of the Agreement DFRC was terminating the relationship immediately and would resolve all pending transaction over the succeeding thirty day period. DFRC reported this action in its 8-K filed on September 2, 2003. DFRC is continuing with its efforts to insure that all purchases completed prior to the date of termination are honored and certificates are delivered for all paid up shares, including the delivery and receipt of the current reporting information for DFRC.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

Reports on Form 8-K. The Company filed two reports on Form 8-K during the quarter for which this report is filed. The reports are as follows:

            (1) On July 22, 2003, DFRC filed an 8-K report that on July 11, 2003, the Company's wholly owned subsidiary MT&C Diversified Land And Natural Resources Corporation (MT&C),had entered into a an Asset Purchase Agreement with Headwaters Incorporated to purchase a mining property known as the Wellington Coal tailings Preparation Plant.

            (2) On September 2, 2003, DFRC filed an 8-K report that on August 29, 2003 it terminated its May 20, 2003, Offshore Stock Purchase Agreement with The Sukumo Group, Inc.

Subsequent to the end of the quarter a report on Form 8-K was filed:

            (3) On October 15, 2003, DFRC filed an 8-K report that DFRC's wholly owned subsidiary MT&C Diversified Land & Natural Resources Corp. was not able to close on the purchase of certain assets from Headwaters Inc. consisting primarily of the Wellington Coal Tailings Preparation Plant, located in Wellington, Utah. This failure prevents MT&C from starting the operation of a coal reclamation business.

                        INDEX OF EXHIBITS
Exhibit           Page
No.               Description
------------------------------------------------------------------------------


3(i)(a     *      Articles of Incorporation of DFRC (note that these were
                  amended by the Articles of Merger constituting Exhibit 2 to the December 31, 1993 Form 10-KSB) (incorporated herein by reference from Exhibit No. 3(i) to DFRC's Form 10- KSB for the year ended December 31, 1993).

3(i)(b     *      Amendment to Certificate of Incorporation dated February 16,
                  2000 to change name of DFRC from Vaxcel, Inc. to Chattown.com
                  Networks, Inc. (Incorporated by reference from Exhibit
                  3(i)(b) of DFRC's Form 10-QSB for the six months ended
                  June 30, 2002)

3(i)(c     *      Amendment to Certificate of Incorporation dated December 19,
                  2000 to change name of DFRC from Chattown.com Networks, Inc.
                  to eLocity Networks Corporation (incorporated herein by reference from Exhibit 3(iii) of DFRC's Form 10-KSB for the year ended December 31, 2000).

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

10(ii)     *      Stock Purchase Agreement dated June 30, 2003 between DFRC and
                  Diversified Holdings I, Inc., Wichita Development Corporation
                  (Wichita), Salt Lake Development Corporation (SLDC) and Nexia
                  Holdings, Inc.,(Nexia). Incorporated herein by reference from Form 8-K filed June 30, 2003.

10(iii)     *     July 11, 2003 Asset Purchase Agreement between MT & C
                  Diversified Land & Natural Resources Corporation and
                  Headwaters Incorporated for the purchase of a mining property located in Price, Utah. Incorporated herein by reference from the Form 8-K filed July 22, 2003.

31(i)      13     Certification of Chief Executive Officer and Chief Financial
                  Officer

32(ii)     14     Certification of Chief Executive Officer and Chief Financial
                  Officer

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by DFRC.

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 14th day of November, 2003.



Diversified Financial Resources Corporation

/s/ John Chapman
---------------------------------------
John Chapman, President and Director

                             EXHIBIT 31(i)
I, JOHN CHAPMAN, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Diversified Financial Resources Corporation; 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and (c) Disclosed in this report any change in the registrant"s internal control over financial reporting that occurred during the registrant"s most recent fiscal quarter (the registrant"s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant"s internal control over financial reporting; and 5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant"s ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant"s internal control over financial reporting. Date: November 14, 2003


/s/ John Chapman
--------------------------
John Chapman
Chief Executive Officer and
Chief Financial Officer

                             Exhibit 32(i)

CERTIFICATION
I, John Chapman, Chief Executive Officer and Chief Financial Officer of Diversified Financial Resources Corporation (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge: (1) the Quarterly Report on Form 10-QSB of the Registrant, to which this certification is attached as an exhibit (the ""Report""), fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
DATED: November 14, 2003


/s/  John Chapman
----------------------------
John Chapman
Chief Executive Officer and
Chief Financial Officer