Form 10-K
period 2003-12-31
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2004-03-30
CIK 1029802

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 FORM 12b-25
             [X] Form 10-K [ ] Form 20-F [ ] Form 11-K [ ] Form 10-Q

For Period Ended: December 31, 2003                    SEC FILE NUMBER 000-22373
                                                       CUSIP NUMBER  25520Q 10 0
[ ] Transition Report on Form 10-K
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[ ] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR
For Period Ended:


Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates: Entire Form 10-KSB

Part I - Registrant Information

        Full Name of Registrant      Diversified Financial Resources Corporation

        Former Name if Applicable

        Address of Principal Executive Office:       1771 Wolviston Way
                                                     San Diego, California 92154

Part II--RULES 12b-25 (b) AND (c)

        If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b) the following should be completed. (Check box if appropriate)

[X] (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

[X] (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 2-F, 11- F, or From N-SAR, or portion thereof will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

[   ]          (c) The accountant's statement or other exhibit required by
               Rule 12b-25(c) has been attached if applicable.

Part III - Narrative

State below in reasonable detail the reasons why form 10-K, 11-K, 20-F, 10-Q or N-SAR or portion thereof could not be filed within the prescribed time period.

        Diversified Financial Resources Corporation has been unable to complete the gathering of all information required to complete its annual report in a timely fashion due to computer errors and systems problems that have required additional time to rectify. DFRC has been unable on a timely basis to complete the work required to finish the December 31, 2003 audit in time for the timely filing of its 10-KSB for the current period, without undue expense to the company.

Part IV - Other Information

        (1) Name and telephone number of person to contact in regard to this notification.

       John Chapman                 President           (619) 934-5247
-------------------------------------------------------------------------------
          (Name)                     (Title)           (Telephone Number)

        (2) Have all other periodic reports required under section 13 or 15(d) of the Securities Exchange Act of 1934 or section 30 of the Investment Company Act of 1940 during the 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer if no, identify report(s).
                                                              (X) Yes  (   )  No

        (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?
                                                             (   ) Yes  ( X ) No

               If so, attach an explanation of the anticipated change, both narrative and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made - Corporate offices and management changes.


                    Diversified Financial Resources Corporation
-------------------------------------------------------------------------------
                    (Name of Registrant as specified in Charter)



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Executed this 30th day of March, 2004.


                                         /s/ John Chapman
                                        --------------------------------------
                                               John Chapman, President