Form 10KSB/A
period 2003-12-31
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2004-04-14
CIK 1029802

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the fiscal year ended December 31, 2003

[ ] Transition Report Under Section 13 or 15(d) of Securities Exchange Act of 1934

                For the transition period from ______ to ______

                         Commission File Number: 0-22373

                   Diversified Financial Resources Corporation
      (Exact Name of Small Business Registrant as Specified in its Charter)



          DELAWARE                                   58-2027283
          --------                                   ----------
(State or other jurisdiction of         (IRS Employer Identification Number)
       Incorporation)

                     1771 Wolviston Way, San Diego, CA 92154
                    (Address of Principal Executive Offices)

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

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State Registrant's revenues for its most recent fiscal year: $64,967

The aggregate market value of the common equity held by non-affiliates computed by reference to the average bid and asked prices of such stock as of April 12, 2004, was $ 312,080 ($0.00535 per share for 58,332,671 shares).

The number of shares outstanding of the Registrant's sole class of Common Stock as of April 12, 2004, was 92,708,171.

                                TABLE OF CONTENTS


                                     Part I

Item 1.  Description of Business.............................................3

Item 2.  Description of Property.............................................9

Item 3.  Legal Proceedings...................................................11

Item 4.  Submission of Matters to Vote of Security Holders...................12

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters............12

Item 6.  Management's Discussion and Analysis or Plan of Operation...........15

Item 7.  Financial Statements................................................18

Item 8.  Changes in and Disagreements with
 Accountants on Accounting and Financial Disclosure..........................19

Item 8A.  Controls and Procedures............................................19

                                    Part III

Item 9.  Directors and Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act............................19

Item 10.  Executive Compensation.............................................21

Item 11.  Security Ownership of Certain Beneficial Owners and Management.....21

Item 12.  Certain Relationships and Related Transactions.....................22

Item 13.  Exhibits, List and Reports on Form 8-K.............................24

Item 14.  Principal Accountant Fees and Service .............................25

               Signatures....................................................26

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

In 1999 DFRC sold all the rights to its technologies for cash and discontinued all of its operations. DFRC continues to hold rights to develop and commercialize a certain cancer antigen under a license agreement from University College London, but no longer has any employees or other ability to develop its technologies further without assistance.

In April of 2002, DFRC implemented a plan of reorganization, which resulted in a change in management and the direction of DFRC. Pursuant to the plan of reorganization, DFRC acquired new operations in the real estate investment sector, and is currently in the process of entering the land and natural resources sector.

As part of the plan of reorganization, DFRC transferred ownership and control of a subsidiary, Value Plus Marketing, to its other subsidiary, eLocity, Inc.. DFRC also announced a "spin-off" to its shareholders of eLocity, Inc. stock through a stock dividend. The spin-off resulted in DFRC's shareholders acquiring direct ownership of eLocity, Inc.'s common stock.

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

Business of Issuer

DFRC is currently a holding company with real estate investment operations. DFRC's plan is to create and manage a diverse comprehensive portfolio of companies operating in several industries. Currently, DFRC is focusing its resources on two industry sectors including Land and Natural Resources and Real Estate Investments. DFRC, subsequent to December 31, 2003, entered into an agreement to acquire Impact Beverages, Inc., as more fully described in Subsequent Events below. DFRC is currently in the process of fully developing its business plan.

Real Estate Investments

DFRC's real estate operations primarily involve the acquisition, management, lease and sale of real estate through is subsidiaries, Wichita Development Corporation (Wichita) and Diversified Holdings XIX, Inc. (DHX). During the last quarter of 2002, DFRC acquired DHX which owns 4 residential properties located in Utah. In the second quarter of 2003, DFRC acquired Wichita which owned three buildings. DFRC will continue to locate and acquire undervalued real estate with little or no cash down. Once acquired, DFRC will most likely lease such properties. Though DFRC seeks to generate and maximize rental income through the management and lease of the property, DFRC also intends to acquire real estate which will substantially appreciate in value and for which DFRC can realize a substantial gain upon disposition. Nonetheless, there is a risk that the properties acquired may decline in value rather than appreciate.

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

On June 30, 2003, DFRC entered into a Stock Purchase Agreement with Nexia Holdings, Inc., Wichita Development Corporation, and Diversified Holdings I, Inc. to acquire not less than an 83% ownership interest in Wichita. Wichita either directly or through its ownership of a subsidiary owned three parcels of real estate, one located in Wichita, Kansas, a second located in Ogden, Utah and a third located in Salt Lake City, Utah. In October of 2003, the Company's building located in Ogden, Utah, was sold at a public auction through a trustee's sale, the Company maintains title to four of the condominium units located in that building that were not subject to the trustee's sale. The agreement provides that Nexia transfer to DFRC 100% of all shares that Nexia held in Wichita (86,795,794) in exchange for a promissory note in the sum of $150,000 and 1,148,251 restricted shares of the common stock of DFRC with a guaranteed resale value of $1.00 per share, whereby, within 36 months of the sale, DFRC is bound to issue sufficient additional shares such that the total value at liquidation of the shares will equal $1,000,000. The convertible note could have a substantive dilutive effect based upon DFRC's current trading price of less than $0.01.

Land and Natural Resources

DFRC intended to enter the coal reclamation business. On March 24, 2003, DFRC entered into a Stock Purchase Agreement with John Chapman, Norman Mullins, and Dennis Thompson, shareholders of MT & C Diversified Land and Natural Resources Corporation (MT&C) wherein DFRC agreed to purchase Six Million (6,000,000) shares or 100% of the total issued and outstanding shares of MT & C in exchange for Six Million (6,000,000) shares of DFRC's newly issued common shares.

MT & C is a development stage company incorporated in the State of Nevada, whose sole asset is a Coal Slurry Impoundment, Plant Site and Mine Waste Lease Agreement. DFRC's wholly owned subsidiary MT&C Diversified Land & Natural Resources Corp. was not able to close on the purchase of these assets and carry the requirements of the said lease agreement with Headwaters Inc. This failure prevented MT&C from starting the operation of a coal reclamation business.

DFRC is currently seeking out other natural resource companies or opportunities.

For more information of this transaction, see "Item 2. Description of Properties" and "Item 12. Certain Relationships and Related Transactions" below.

Subsequent Event

In February of 2004 DFRC signed an agreement to acquire a controlling interest in Impact Beverages Inc. ("Impact"). The Agreement provides that DFRC will acquire 722,500 shares of Impact's common stock equal to 72.25% of the issued and outstanding shares in exchange for DFRC issuing 20,000,000 shares of its common stock. The closing is expected to take place on or before May 1, 2004.
 Impact uses a proprietary patented manufacturing process to produce "functional bottled waters" under the Impact label. These beverages are intended to taste like water but have added beneficial nutrients and natural supplements. This segment of the world wide beverage industry known as "functional beverages" have grown over the last three years, outpacing other beverage categories.

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

Employees

As of March 30, 2004, DFRC has three full time employees and four part-time employee.

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

DFRC's auditor's report on our financial statements includes an explanatory paragraph with respect to substantial doubt existing about its ability to continue as a going concern

As of December 30, 2003, DFRC had incurred a loss from operations and had an accumulated deficit. As a result, its financial statements include a note stating that these conditions raise substantial doubt about its ability to continue as a going concern, but the financial statements do not include any adjustments that might result from this uncertainty.

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

Management beneficially owns approximately 35% of our common stock and their interests could conflict with other stockholders.

Our current directors and executive officers beneficially own approximately 35% of our outstanding common stock. As a result, the directors and executive officers collectively may be able to substantially influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

There is no established, stable market for DFRC's common stock.

DFRC's common stock is quoted on the Over-the-Counter Electronic Bulletin Board ("OTCBB") and traded sporadically. A large number of shares of outstanding common stock are restricted and are not freely-tradeable. An established public trading market for our common stock may never develop or, if developed, it may not be able to be sustained. The OTCBB is an unorganized, inter-dealer, over-the- counter market that provides significantly less liquidity than other markets. Purchasers of DFRC's common stock may therefore have difficulty selling their shares should they desire to do so.

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

DFRC's shares of common stock may be deemed "penny stock." Penny stocks generally are equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges. Penny stocks are subject to rules and regulations that impose additional sales practice requirements on broker-dealers who sell the securities to persons other than established customers and accredited investors, and these additional requirements may restrict the ability of broker- dealers to sell a penny stock.

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


The public may read and copy any materials that are filed by DFRC with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by DFRC with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address for this site can by found at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

Location and Description

DFRC's subsidiary, DHX owns four residential properties located in Utah. Three of the properties are encumbered two with long-term lines of credit and one with a 30 year mortgage. The fourth property is owned by DHX without any encumbrances. All properties are currently leased.

Wichita Development Corporation, DFRC's subsidiary, owned three buildings at the time of its acquisition. One located in Wichita, Kansas, a second building in Salt Lake City, Utah and the third in Ogden, Utah. The building in Ogden, Utah has been sold at public auction and the Wichita, Kansas building is currently the subject of a judicial foreclosure proceeding.

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

Under a future subsidiary, DFRC may enter the business of originating, servicing, or warehousing mortgages or deeds or trust. However, DFRC's current primary purpose is acquiring residential and commercial real estate.

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

Description of Real Estate and Operating Data

Office Location

DFRC has a lease for its approximate 1600 sq. ft. office located at 1771 Wolviston Way, San Diego, CA 92154 from Mr. Chapman, the president of DFRC. The office space is subleased in a related party transaction in Mr. Chapman's residence. The term of the lease is from May 2002 through May of 2005, monthly rental is in the amount of $6,500. The lease has a three year extension available for a monthly rental of $8,500. DFRC is liable for all utilities for the premises.

Residential Properties

Below is a listing of the four residential properties owned by DFRC's consolidated subsidiary, Diversified Holdings XIX, Inc. ("DHX") as of December 31, 2003. Also included are any changes in ownership status of such properties which have occurred between the end of 2002 and the filing of this Form 10- KSB. All reference to current principal balances of encumbrances against the properties are as of December 31, 2003, only. DHX competes with other residential property available for lease in the Salt Lake City area.

Property located at 3961 South 565 East, Salt Lake City, Utah 84107, 1,100 square feet, three bedroom duplex, estimated current value $196,000, approximate debt as of December 31, 2003 $109,263, estimated equity $86,737. Financing for this property carries an interest rate of 10.75% on a 30-year fixed rate, with final payment due in the year 2031. The property consists of two units, the monthly rental for one unit is $500 and is leased on a month to month basis, the second unit was damaged as a result of fire in the fourth quarter of 2003. Repair to that unit are ongoing and it is expected to be ready for occupancy in the next 30 to 60 days. The tenants are responsible for the payment of all utilities for the property.

Property located at 5721 South 1080 East Murray, Utah 84107, value of $100,000, there is no debt on this building as of December 31, 2003, estimated equity $100,000. The property is currently leased to one tenant for a term through March 31, 2004, with a monthly rental of $500. The tenant is responsible for the payment of all utilities on the property.

Property located at 44 West 300 South, Salt Lake City, Utah 84101, 900 square feet, 1 bedroom condominium, estimate current value of $125,000, debt as of December 31, 2003 is $109,263, estimated equity $15,737. The property is currently leased to a tenant on a month to month basis, with a monthly rental of $900. The tenant is responsible for the payment of all utilities on the property.

Property located at 315 East 920 South Layton, Utah 84041, 3,500 square feet, 5 bedroom, two story residence, estimate current value of $195,000, debt as of December 31, 2003 is $151,687, estimated equity $43,313. The property is currently leased to a tenant on a month to month basis, with a monthly rental of $800. The tenant is responsible for the payment of all utilities on the property.

DFRC believes that each of the four residential properties is adequately insured.

Commercial Properties

Salt Lake Development, Inc. ("SLD")

SLD is a majority owned subsidiary of the Company, acquired on June 30, 2003 by the Company. SLD purchased a two-story 18 unit apartment building, located at 2402 Wall Avenue in Ogden, Utah, on July 23, 1998. The property included an additional 7,500 square feet of commercial space. The total purchase price was $850,000. SLD put $5,000 down and financed the balance. The $670,000 balance was being financed by the seller on a promissory note dated July 23, 1998, with payments based upon a 20-year amortization with an interest rate of 7% for the first two years, which escalated to 9% beginning with the September 1, 2000. The holder of the note foreclosed on the property in October of 2003 taking 14 unit of the building and the commercial space, SLD retains title to four units in the buildings and is attempting to rent those units, two of the units are vacant as of March 30, 2003.

SLD, a majority owned subsidiary of the Company also owns a building located at 268 West 400 South in Salt Lake City, Utah. The building is two stories with 14,347 net rentable square feet of office space. SLD purchased the property on March 6, 1998, by exercising its option to purchase the property through the payment of $418,762. SLD financed the purchase price and borrowed an additional sum of $222,489, which is secured by the property. At December 31, 2003, the outstanding debt on the property was $ 563,872 with monthly payments of $5,934. SLD is of the opinion that this property is adequately covered by insurance. Hudson Consulting Group, Inc. currently occupies approximately 36% of the building. As of March 30, 2004 there are no other tenants currently occupying the building. There is approximately 9,200 square feet of office space currently available for lease as office space. The office space in the building competes for tenants with other available office space in the downtown area of Salt Lake City. SLD is currently in default under the terms of its loan. SLD intends to cure the default in April of 2004.

Wichita Development Corporation ("Wichita")

Wichita was acquired by the Company on June 30, 2003. Wichita holds title to The Trade Center Building. The building was purchased for $540,554 on August 30, 2000. The Trade Center Building, which opened in 1921, is located in the downtown business district of Wichita, Kansas, at 120 South Market Street. The building is a 48,500 square foot, seven story office building. Wichita holds title to the property subject to a mortgage of $ 268,452 at December 31, 2003. The taxed assessed value of the building is $600,000. Mortgage payments are not current on the building and an action has been filed by the lien holder seeking judicial foreclosure on the property. Wichita currently plans to allow the foreclosure of the building to proceed.

Land and Natural Resources

On March 24, 2003 DFRC acquired MT&C, which is a development stage company incorporated in the State of Nevada, whose sole asset was a Coal Slurry Impoundment, Plant Site and Mine Waste Lease Agreement.

The Lease Agreement became effective on August 1, 2002, and continued until October of 2003 when it was terminated according its provisions by the agreement of the parties. MT&C was unable to obtain the necessary funding to acquire the necessary equipment to operate the plant and begin operations to recover the available coal products on the site.

ITEM 3. LEGAL PROCEEDINGS

Securities and Exchange Commission v. David M. Wolfson, et al.
--------------------------------------------------------------
On October 16, 2003 a civil complaint was filed by the Securities and Exchange Commission in which DFRC was named as a respondent. The Company's president John Chapman was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: "Securities and Exchange Commission
v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman) ; Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci;
G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internent Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; NCI Holdings, Inc., a Nevada corporation." The complaint alleges that the Company failed to accurately and fully disclose the nature of the Company's relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for the Company. The complaint alleges that the Company and Mr. Chapman failed to accurately and fully disclose the nature of the Company's relationship to The Sukumo Group, Inc. and timely disclosure of the execution of the Offshore Purchase Agreement. The complaint further alleges that Mr. Chapman took actions during 2003 to manipulate the price of the Company's stock in the marketplace. The complaint also faults The Sukumo Group Inc.'s actions with regard to the sale of common stock to off shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the re-sale rather than disclosing that it was keeping 70% of the proceeds of each transaction. The Company has obtained an extension of time until April 15, 2004 in which to file its response to the complaint.

Interbay Funding LLC v. Wichita Development Corporation, et al. Suit was filed in the District Court of Sedgwick County, Kansas, case No. 03CV2074. The case seeks to foreclose on the mortgage that is secured by The Trade Center Building, located in Wichita, Kansas. Occupancy of the building has been reduced due to operating costs of the building and competition from other buildings in the Wichita business district and has resulted in cash flow difficulties in making payments on the building. The Company is attempting to negotiate a resolution of the suit with the lender and allow for the foreclosure on the building to proceed.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DFRC's common stock is quoted on the Electronic Bulletin Board under the symbol, DFRC.OB (formerly ELOC.OB). Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended December 31, 2003 and 2002 and the quarter ended March 31, 2004.


                     PERIOD                                   BID PRICES
                                                 -------------------------------
                                                      HIGH                LOW
                                               -----------------    ------------
Quarter Ended March 31, 2004                          $0.17               $0.005
Quarter Ended December 31, 2003                       1.01                  0.16
Quarter Ended September 30, 2003                      2.70                  1.01
Quarter Ended June 30, 2003                           1.75                  1.50
Quarter Ended March 31, 2003                         2.50(1)                0.01
Quarter Ended December 31, 2002                       0.02                 0.001
Quarter Ended September 30, 2002                      0.035                 0.01
Quarter Ended June 30, 2002                           0.075                0.025
Quarter Ended March 31, 2002                          0.05                 0.013
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

Shareholders

As of March 30, 2004, there were an estimated 356 holders of record of DFRC's common stock. Certain of the shares of common stock are held in street name and may, therefore, be held by several beneficial owners.

Dividends

Since the year end December 31, 2003, DFRC has not declared any cash dividends.

On April 30, 2002, shareholders of record on that date became entitled to receive a stock dividend of one share of eLocity, Inc., for every share of DFRC held. The spin-off shares are being held in escrow with eLocity, Inc.,and will not be distributed until eLocity, Inc. completes a registration statement.

DFRC has never paid a cash dividend on its common stock. The payment of dividends may be made at the discretion of the Board of Directors of DFRC and will depend upon, among other things, DFRC's operations, its capital requirements, and its overall financial condition.

Description of Securities

As of March 30, 2004, there were 75,708,171 shares of common stock, par value $0.001, issued and outstanding. Of those shares at least 38,706,663 shares are restricted securities of DFRC within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by DFRC in private transactions not involving a public offering. These 38,706,663 restricted securities are held by affiliates and may only be sold pursuant to a registration statement or pursuant to Rule 144.

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

On February 24, 2004, the board of directors approved an amendment to the Certificate of Incorporation of the Company to increase the number of authorized common shares from 200,000,000 to 10,000,000,000. The increase was approved by a holder of the majority of the issued and outstanding shares of common stock, notice of the increase has been provided to all shareholders of record in anticipation of filing a Certificate of Amendment with the State of Delaware.

200 to 1 Reverse Split

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

Preferred Stock

DFRC has authorized 2,000,000 shares of preferred stock with a par value of $.001, and established a series of preferred shares designated as Series A Convertible Preferred Stock, consisting of 1,000,000 shares. The Series A Convertible Preferred Stock has the following rights and privileges:

        1. The shares are convertible at the option of the holder at any time into common shares, at a conversion rate of one share of Series A Convertible Preferred Stock for 100 shares of common stock for a period of 10 years from the issuance date.
        2. Requires two-thirds voting majority to authorize changes to equity.
        3. Redemption provision at option of directors for $10 per share plus the greater of $3 per share or 50% of market capitalization divided by 2,000,000.
        4. The holders of the shares are entitled to one hundred (100) votes for each share held.
        5. Upon the liquidation of the Company, the holders of the shares will be entitled to receive $10 per share plus redemption provision before assets distributed to other shareholders.
        6. The holders of the shares are entitled to dividends equal to common share dividends.

Recent Sales of Unregistered Securities

There are no recent sales of unregistered securities by DFRC during the period covered by this report, which have not been previously disclosed in Form 10-QSB filings.

Regulation S Sales

ON May 20, 2003, DFRC entered into an Offshore Stock Purchase Agreement with a company known as The Sukumo Group, Inc., a British Virgin Islands corporation. The terms of the agreement provided that Sukumo had the right to purchase up to 10,000,000 shares of DFRC's common stock in accordance with the provisions of Regulation S of the Securities Act of 1933. Sukumo's purchase price was set at 15% of the bid price per share on the day that DFRC received payment. All 10,000,000 shares were deposited with an escrow agent pending transfer upon receipt of payment. The agreement specified that in the event Sukumo acted as a selling agent with respect to reselling the DFRC shares, then Sukumo was responsible for disclosing any mark ups, commissions or other consideration that Sukumo or its representatives received, directly or indirectly, as a result of reselling the DFRC shares. On August 29, 2003, DFRC place Sukumo on notice that as a result of allegations regarding its violation of the terms and conditions of the agreement, DFRC was terminating the relationship. All transactions pending at that time were concluded and all remaining shares in the escrow account were returned to the treasury of DFRC. On October 16, 2003, the Securities and Exchange Commission filed a civil complaint asserting that Sukumo had failed to comply with the requirements of the agreement, the provisions of Regulation S and naming DFRC as a party to those violations in failing to adequately disclose the nature of Sukumo's actions in the transfer of the securities. See Legal Proceedings, Part I, Item 3.

On January 21, 2004, the board of directors of the Company approved the issuance to John Chapman, the president of the Company, of 30,000,000 shares of restricted common stock of the Company, pursuant to Section 4(2) of the Securities Act of 1933 as compensation for his services with regard to the acquisitions being explored by the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

DFRC operates as a holding company. DFRC primary operations involve creating and managing a diverse comprehensive portfolio of companies operating in key industry sectors. DFRC's primary operations consist primarily of two areas of focus which include real estate holdings and land and natural resources.

Real Estate Operations

DFRC's objective with respect to its real property operations is to acquire, through its subsidiaries, properties which management believes to be undervalued and which DFRC is able to acquire through the limited expenditure of cash or other consideration. DFRC through its subsidiaries will attempt to acquire such properties by assuming existing favorable financing and paying the balance of the purchase price with the delivery of common stock of either DFRC or the subsidiary. DFRC will make investments in improvements to the acquired properties with the objective of increasing occupancy, rental rates and thus improving the cash flows of the properties. Currently DFRC has negative cash flows from its rental operations for the year ended December 31, 2003. As the properties were acquired during the past year DRFC will seek to minimize and reverse the cash flow deficit through the efforts stated above.

RESULTS OF OPERATIONS

Revenues

DFRC had revenues of $64,967 for the year ended December 31, 2003, compared to revenues of $13,295 for 2002. DFRC's expenses were $709,260 in the year ended December 31, 2003, an increase from $139,523 for 2002. Accordingly, DFRC's suffered a net loss for the year ended 2003 in the amount of $1,020,908 as compared to a net loss in the year 2002 of $170,094, this change is as a result of the increase in expenses from the acquisition of the residential real estate properties and the activities of management in acquiring the property and assets held by Wichita Development Corporation during the year ended December 31, 2003.

Cash Flow

Cash flow used in operations was $466,846 for the year ended December 31, 2003, compared to cash flow used in operations of $61,450 for the year ended December 31, 2002. Cash flows used in operating activities for the year ended December 31, 2003, are primarily attributable to the operating expenses related to the investigation and due diligence review of the property and real estate interests that DFRC acquired during the year ended December 31, 2003 and represent an increase from the prior year due to the change in the nature of DFRC's operations. Cash flow used in investing activities increased to $67,813 for the year ended December 31, 2003 from $24,335 provided by investing activities for the year ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, DFRC had current assets of $ 131,721 and current liabilities of $628,894. A substantial portion of DFRC's current liabilities as of December 31, 2003, consisted of accounts and related party payables. DFRC's accounts payable were $ 93,629 at December 31, 2003 and DFRC was indebted to the officers of DFRC in the sum of $55,776 for loans and advances made to DFRC.

During the year ended 2003 DFRC entered into an agreement that lead to the issuance of shares of its common stock to investors outside the United States pursuant to the provisions of Regulation S under the Securities Act of 1933. The common stock that was issued in the offering was not registered under United States or state securities laws and was not offered or sold in the United States or to a U.S. Person, as that term is defined by Regulation S, absent a registration or an applicable exemption from the registration requirements of the Securities Act of 1933. The total amount received by DFRC from this offering in cash was $539,804. The Company has subsequently been named in a lawsuit filed by the SEC with regard to the offering of this stock and the actions of the other party to the Agreement as more fully set forth in Legal Matters, Part I,
Item 3.

On January 6, 2004, the board of directors of the Company authorized the issuance of 500,000 shares of common stock to Francis Zubrowski for services he provided to the Company, the shares were issued pursuant to the S-8 Registration Statement of the Company and its employee benefit plan.

On February 9, 2004, the board of directors of the Company authorized the issuance of options to purchase up to 6,000,000 shares of the common's common stock, pursuant to the S-8 Registration Statement of the Company, at an option price equal to 85% of the stock's market price on the date of exercise. The options were granted to three employees of the Company.

On February 19, 2004, the board of directors authorized the issuance of 1,500,000 shares of the Company's common stock to Richard Surber, in satisfaction of contract services provided to the Company through Hudson Consulting Group, Inc., the shares were issued pursuant to the S-8 Registration Statement of the Company.

On February 26, 2004, the Company's board of directors authorized the issuance of 12,000,000 options for the Company's common stock to 6 employees of the Company, pursuant to the S-8 Registration Statement of the Company in the forms of options, good for the purchase of shares at 85% of the market price on the date of exercise.

On March 15, 2004, the board of directors authorized the issuance of 1,500,000 shares of the Company's common stock to Richard Surber, in satisfaction of contract services provided to the Company through Hudson Consulting Group, Inc., the shares were issued pursuant to the S-8 Registration Statement of the Company.

On March 15, 2004, the Company's board of directors authorized the issuance of 4,000,000 options for the Company's common stock to 2 employees of the Company, pursuant to the S-8 Registration Statement of the Company in the forms of options, good for the purchase of shares at 85% of the market price on the date of exercise.

On April 2, 2004 the board of directors of the Company authorized the issuance of 1,000,000 shares of common stock to Francis Zubrowski for services he provided to the Company, the shares were issued pursuant to the S-8 Registration Statement of the Company and its employee benefit plan.

On April 2, 2004, the Company's board of directors authorized the issuance of 14,000,000 options for the Company's common stock to 7 employees of the Company, pursuant to the S-8 Registration Statement of the Company in the forms of options, good for the purchase of shares at 85% of the market price on the date of exercise.

DFRC believes that it does not have sufficient cash, cash equivalents and operating income to maintain its business at its existing level in 2004. DFRC will require significant new capital in order to execute its strategic plan and believes that this capital will only be available through an offering of shares of its common stock. Our success in raising this capital will depend upon our ability to access equity capital markets and we may not be able to do so or to do so on acceptable terms. If we fail to obtain funds on acceptable terms we will not be able to execute our strategic plan and would have to delay or abandon some or all of our plans for growth. If we are able to obtain funds we believe that the terms of such arrangement will result in an offering that is highly dilutive to existing holders of shares of our common stock because of the price at which we would have to issue those shares and the large number of shares we would have to issue at those prices.

ABILITY TO CONTINUE AS A GOING CONCERN

DFRC's ability to continue as a going concern is in doubt. As DFRC has incurred a loss from its operations during the calendar year 2003 and has had losses in prior years as well. DFRC will need to substantially decrease its operating expenses, increase its operating income, and raise significant additional capital. There is no assurance that DFRC will be able to accomplish all or any of these items. In the event that these events do not take place DFRC will in all probability not be able to continue as a going concern in calendar year 2004.

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

                         DIVERSIFIED FINANCIAL RESOURCES
                                   CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION

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

Consolidated Statements of Cash Flows                                 F-6

Notes to Consolidated Financial Statements                            F-7

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders' and
Board of Directors of
Diversified Financial Resources Corporation

We have audited the accompanying consolidated balance sheet of Diversified Financial Resources Corporation as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Financial Resources Corporation as of December 31, 2003 and the results of its operations and its cash for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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



JONES SIMKINS, P.C.
Logan, Utah
April 2, 2004

                     DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                              CONSOLIDATED BALANCE SHEET
                                  December 31, 2003

                        ASSETS

Current assets:
  Cash                                                                 $         8,006
  Investments, available-for-sale                                               19,548
  Notes receivable                                                              91,952
  Deposits                                                                      12,215
                                                                        --------------

          Total current assets                                                 131,721

Property and equipment, net                                                  1,332,338
                                                                        --------------

          Total assets                                                 $     1,464,059
                                                                        ==============

         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                     $        93,629
  Accrued expenses                                                              48,268
  Related party payables                                                        55,776
  Current portion of notes payable                                             987,893
                                                                        --------------

          Total current liabilities                                          1,185,566

Lines-of-credit                                                                260,950
Notes payable                                                                  107,637
                                                                        --------------

          Total liabilities                                                  1,554,153
                                                                        --------------

  Minority interest                                                                  -
                                                                        --------------

Commitments and contingencies

Stockholders' deficit:
    Preferred stock, $.001 par value, 2,000,000 shares
      authorized, 13,150 shares issued and outstanding                              13
    Common stock, $.001 par value, 200,000,000 shares
      authorized, 11,207,949 shares issued and outstanding                      11,208
    Additional paid-in capital                                              13,681,540
    Accumulated other comprehensive loss                                      (45,453)
    Accumulated deficit                                                   (13,737,402)
                                                                        --------------

          Total stockholders' deficit                                         (90,094)
                                                                        --------------
          Total liabilities and stockholders' deficit                  $     1,464,059
                                                                        ==============

                      See accompanying notes to financial statements

                         DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           Years Ended December 31, 2003 and 2002

                                                                  2003              2002
                                                             --------------   ----------------

Revenues                                                    $        64,967             13,295


General and administrative expenses                                 709,260            139,523
                                                             --------------   ----------------

          Loss from operations                                     (664,293)           (126,228)

Gain on sale of securities                                            2,405                  -
Impairment loss                                                    (22,602)                  -
Loss on foreclosure of property                                   (339,697)                  -
Interest expense                                                   (59,370)           (19,704)
                                                             --------------   ----------------

          Loss from continuing operations                       (1,063,557)          (145,932)

Loss from discontinued operations of
   subsidiary, net of income taxes                                        -           (24,162)
                                                             --------------   ----------------

          Loss before minority interest and                     (1,063,557)          (170,094)
              provision for income taxes

Provision for income taxes                                               -                   -
                                                             --------------   ----------------

     Loss before minority interest                              (1,063,557)          (170,094)

Minority interest in net loss of subsidiaries                        42,649                  -
                                                             --------------   ----------------

          Net loss                                          $   (1,020,908)          (170.094)
                                                             ==============   ================


Net loss per common share - basic and diluted:
     Continuing operations                                  $         (.13)              (.45)
     Discontinued operations of subsidiary                                -              (.07)
                                                             --------------   ----------------

                                                            $         (.13)              (.52)
                                                             ==============   ================

Weighted average common shares - basic and diluted                7,647,000            324,000
                                                             ==============   ================

                 See accompanying notes to financial statements

                                                      DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                                         Years Ended December 31, 2003 and 2002

                                                                                                  Accumulated
                                                                                Additional           Other
                              Preferred Stock     Common Stock              Paid-In        Comprehensive     Accumulated
                              ------------------ ------------
                              Shares     Amount  Shares        Amount   Capital        Loss      Deficit           Total
                              -------    ------  -------       ------   -------        ----      -------           -----
Balance at January 1, 2002         -   $       -  177,573      $ 178  $12,531,584   $     -      $ (12,546,400)    $ (14,638)

Issuance of common stock for
   Services                        -           -   130,000       130      127,670         -             -             127,800
   Cash                            -           -   50,000         50        9,950         -             -             10,000
   Exercise of stock options       -           -   2,500          2        19,998         -             -             20,000
   Acquisition of subsidiary       -           -   255,500       256       57,471         -             -             57,727

Net Loss                           -           -        -         -             -         -           (170,094)        (170,094)
                              ----------   ------  ---------  ------- ------------  --------       -----------       -------------
Balance at December 31, 2002       -           -    615,573      616   12,746,673         -        (12,716,494)          30,795

Comprehensive loss:
  Net loss                         -           -         -         -            -         -          (1,020,908)       (1,020,908)
  Other comprehensive loss-
  Unrealized loss on
investments, available-for-sale    -           -         -         -            -    (45,453)               -           (45,453)
                                                                                                                      -------------
      Total comprehensive loss                                                                                         (1,066,361)
                                                                                                                      =============

Issuance of preferred stock for
services                         13,150        13      -           -      131,487         -                 -           131,500
Issuance of common stock for:
   Cash                             -           -    3,044,125   3,044    536,760         -                 -           539,804
   Services                         -           -      400,000     400     49,600         -                 -           50,000
   Acquisition of subsidiaries      -           -    7,148,251   7,148    217,020         -                 -           224,168
                              ----------   ------   -----------  -----    --------   ----------     -----------        -------------
Balance at December 31, 2003     13,150  $       13  11,207,949 $11,208 $13,681,540  $ (45,453)     $  (13,737,402)  $  (90,094)
                              ----------   --------- ----------  ------ -----------  -----------    --------------     -------------

                                  See accompanying notes to financial statements

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2003 and 2002

                                                                        2003              2002
                                                               -------------   ---------------
Cash flows from operating activities:
Net loss                                                      $  (1,020,908)           (170,094)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Stock compensation expense                                    181,500             127,800
       Depreciation                                                   28,174               4,229
       Gain on sale of investments, available-for-sale               (2,405)                 -
       Loss on foreclosure of property                               339,697                 -
       Loss on impairment of assets                                   22,602                 -
       Change in net assets of discontinued operations                     -            (49,379)
     Increase (decrease) in:
        Other assets                                                (12,215)                 -
     Increase (decrease) in:
         Accounts payable                                             26,587               5,717
         Accrued expenses                                             48,268                 -
         Related party payables                                       13,797              20,277
         Minority interest                                          (91,943)                 -
                                                               -------------   ---------------
          Net cash used in operating activities                     (466,846)           (61,450)
                                                               -------------   ---------------

Cash flows from investing activities:
Increase in notes receivable                                        (90,437)                 -
Net cash received in acquisitions                                     20,451                 -
Proceeds from sale of investments, available-for-sale, net             2,173                 -
Change in net assets of discontinued operations                            -            24,335
                                                               -------------   ---------------

      Net cash (used in) provided by investing activities           (67,813)            24,335
                                                               -------------   ---------------

Cash flows from financing activities:
Decrease in lines-of-credit                                          (1,847)                 -
Principal payments on note payable                                   (1,501)            (1,551)
Proceeds from notes payable                                            4,469                 -
Issuance of common stock                                             539,804             30,000
                                                               -------------   ---------------

          Net cash provided by financing activities                  540,925             28,449
                                                               -------------   ---------------

          Net increase (decrease) in cash                              6,266            (8,666)

Cash, beginning of year                                                1,740             10,406
                                                               -------------   ---------------

Cash, end of year                                             $        8,006              1,740
                                                               =============   ===============


                 See accompanying notes to financial statements

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Diversified Financial Resources Corporation (DFRC) was organized under the laws of the State of Delaware on January 6, 1993. DFRC and its subsidiaries (the Company) are primarily engaged in the rental of commercial and residential real estate.

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

Wichita and it's 83% owned subsidiary, Salt Lake Development, Inc., own three commercial and residential buildings. Wichita also has a wholly owned subsidiary, Wichita Properties Corporation, which has no significant assets or liabilities.

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

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 1 - Organization and Summary of Significant Accounting Policies (continued)

A wholly owned subsidiary, eLocity, Inc (eLocity), was engaged in building and maintaining websites. Effective April 30, 2002, all of the outstanding shares of eLocity's common stock were distributed as a stock dividend to the shareholders of the Company and, as a result, eLocity ceased to be a subsidiary of the Company. eLocity's net assets, results of operations and cash flows are presented as discontinued operations as of December 31, 2002 and for the year then ended.

Principles of Consolidation

The consolidated financial statements include the accounts of the Diversified Financial Resources Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Investments

The Company classifies its investments as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in operations; unrealized holding gains and losses are reported as a separate component of accumulated other comprehensive income. Declines in fair value below cost that are other than temporary are included in operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Long-Lived Assets

The Company evaluates its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets". Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

Revenue Recognition

Rental revenue is generally recognized at the time rents are invoiced and collectibility is reasonably assured. This policy meets the criteria of Staff Accounting Bulletin 101 in that there is persuasive evidence of an existing contract or arrangement, services have been provided, the price is fixed and determinable and the collectibility is reasonably assured.

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

Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive. The Company does not have any stock options or warrants outstanding at December 30, 2003 and 2002.

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 1 - Organization and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

At December 31, 2003, the Company has stock-based employee compensation plans, which are described more fully in Note 12. The Company accounts for those plans under the recognition and measurement principles of APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations, and has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, there would be no effect on the Company's net losses and losses per share at December 31, 2003 and 2002. The options granted during 2002 were to non-employees.

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

Note 2 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 30, 2003, the Company had incurred a loss from operations and had a stockholders' deficit. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 3 -  Investments

The Company's investments, classified as available-for-sale consist of the following:
                                                          December 31,
                                                          ------------
                                                       2003          2002
                                                       ----          ----
         Investments, at
           cost                                    $  65,001     $    -
                                                     (45,453)         -
                                                     --------       --------


         Investments, at fair value              $     19,548    $    -
                                                  ===========       ======

Changes in the unrealized holding loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

                                                              December 31,
                                                            2003          2002
                                                           ----           ----

         Balance, beginning of year                  $      -           $  -
         Unrealized holding loss                          45,453           -
                                                          ------         ------

         Balance, end of year                       $     45,453       $   -
                                                          ======          =====


Note 4 - Notes Receivable

At December 31, 2003, notes receivable consist of the following:

Note receivable from Creative Marketing Group, Inc,
  bearing interest at 2% and due on September 4, 2004      $      56,891

Note receivable from Valley Air, Inc., the note is
  Non-interest bearing and is due on demand                       26,300

Note receivable from unrelated parties, the notes
  are non-interest bearing and are due on demand                   8,761
                                                                 -------

                                                           $      91,952

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 5 - Property and Equipment

Property and equipment consists of the following at December 31, 2003:

      Land                                                 $     276,100
      Buildings and improvements                               1,206,627
                                                               ---------

                                                               1,482,727
      Less accumulated depreciation                             (150,389)
                                                             ------------

                                                           $   1,332,338

Note 6 - Related Party Payables

Related party payables consist of loans from John Chapman and entities owned by him. The loans are unsecured, non-interest bearing and due on demand.

Note 7 - Lines-of-Credit

The Company has two separate lines-of-credit with a bank, each secured by real estate, bearing interest at a variable rate (currently 10%). The lines-of-credit mature in December 2005 and require monthly interest only payments. At December 31, 2003, the maximum amounts available under the lines-of-credit have been fully drawn by the Company.

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 8 - Notes Payable

Notes payable consist of the following at December 31, 2003:

        Note payable to Wilshire, secured by real estate,
        payable in monthly installments of $4,222, including
        interest at 7.7%. Subsequent to the year ended
        December 31, 2003, this note went into default           $     563,872

        Note payable to Interbay Funding, LLC, secured by
        real estate, payable in monthly installments of $2,689
        including interest at 10.97%,currently in foreclosure          268,452

        Note payable to Nexia, non-interest bearing, due
        on demand                                                      150,000

        Note payable to IndyMac Bank, secured by real
        estate, payable in monthly installments of $851
        including interest at 8.5%.                                    108,737

        Note payable to Nexia, non-interest bearing, due
        on demand.                                                       4,469
                                                                      --------

          Total                                                      1,095,530
          Less current portion                                        (987,893)
                                                                    -----------

          Long-term portion                                      $     664,309
                                                                     =========

Future maturities of the notes payable are as follows:

      Year ending                                                     Amount

        2004                                                     $     987,893
        2005                                                             8,400
        2006                                                             8,500
        2007                                                             8,600
        2008                                                             8,700
        Thereafter                                                      73,437
                                                                   -----------

        Total                                                    $   1,095,530
                                                                     =========

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 9 -  Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

                                                           Years Ended
                                                            December 31,
                                                       2003             2002
                                                       ----             ----

        Income tax benefit at statutory rate       $  (345,000)         (49,000)
        Change in valuation allowance                   345,000           49,000
                                                      -------           ------

                                                   $       -                -
                                                     ============       ========

Deferred tax assets are as follows at December 31, 2003:


        Net operating loss carryforwards           $      394,000
        Valuation allowance                              (394,000)
                                                         ---------

                                                   $            -
                                                         =========

The Company has a net operating loss carryforwards of approximately $1,160,000, which begin to expire in the year 2022. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 10 - Supplemental Cash Flow Information

For the years ended December 31, 2003 and 2002, the Company paid interest of approximately $59,000 and $20,000, respectively.

No amounts were paid for income taxes during the years ended December 31, 2003 and 2002.

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 10 - Supplemental Cash Flow Information (continued)
--------------------------------------------

During the year ended December 31, 2003:

o The Company acquired approximately 83% of the common stock of Wichita Development Corporation. The Company recorded net assets from the acquisition as follows:

                        Marketable securities                           $ 64,769
                        Receivables, net                                   1,515
                        Property and equipment, net                    1,873,230
                        Accounts payable                                (73,370)
                        Notes payable                                (1,571,384)
                        Minority interest                               (91,943)

                                                                         202,817
                        Less common stock issued                       (218,168)
                                                                      ----------

                 Net cash received                                  $     15,351
                                                                     ===========

o The Company acquired 100% of the common stock of MT&C. The Company recorded net assets from the acquisition as follows:


                              Goodwill                              $     22,602
                              Related party payable                     (21,702)

                                                                             900
                              Less common stock issu                     (6,000)
                                                                    ------------

                              Net cash received                    $       5,100



o The Company's building located in Ogden, Utah was sold at a trustee's sale. The sale resulted in the Company reducing the following assets and liabilities:

                  Property and equipment, net                      $   (939,949)
                  Accounts payable                                        12,045
                  Notes payable                                          588,207
                                                                         -------

                  Loss on foreclosure of property               $      (339,697)
                                                                       =========

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 10 - Supplemental Cash Flow Information (continued)
--------------------------------------------

During the year ended December 31, 2002, the Company acquired the common stock of Diversified in exchange for 255,500 shares of common stock. The significant assets and liabilities acquired in the exchange were real estate of approximately $431,000 and lines of credit of approximately $263,000 and a note payable of approximately $111,000.


Note 11 - Preferred Stock

The Company has authorized 2,000,000 shares of preferred stock with a par value of $.001, and established a series of preferred shares designated as Series A Convertible Preferred Stock, consisting of 1,000,000 shares. The Series A Convertible Preferred Stock has the following rights and privileges:

        o The shares are convertible at the option of the holder at any time into common shares, at a conversion rate of one share of Series A Convertible Preferred Stock for 100 shares of common stock for a period of 10 years from the issuance date.
        o Requires two-thirds voting majority to authorize changes to equity.
        o Redemption provision at option of directors for $10 per share plus the greater of $3 per share or 50% of market capitalization divided by 2,000,000.
        o The holders of the shares are entitled to one hundred (100) votes for each share held. o Upon the liquidation of the Company, the holders of the shares will be entitled to receive $10 per share plus redemption provision before assets distributed to other shareholders.
        o The holders of the shares are entitled to dividends equal to common share dividends.

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 12 - Common Stock Options

The Company has a stock option plan which authorizes the grant of stock options to eligible employees, directors, and other individuals to purchase up to an aggregate of 2,000,000 shares of common stock. Options granted under the plan have an exercise price and term established by the plan administrator at the date of grant. The plan is intended to advance the interest of the Company by attracting the ensuring retention of competent directors, employees, and consultants, and to provide incentives to those individuals to devote their utmost efforts to the advancement of the Company.

A schedule of the options at December 31, 2003 and 2002 is as follows:


                                                                  Number            Exercise
                                                                   of               Price Per
                                                                 Options              Share
         Outstanding at January 1, 2002                             -                $   -
         Granted                                                 500,000               .04
         Exercised                                              (500,000)              .04
                                                                ---------

        Outstanding at December 31, 2003 and 2002                    -
                                                              ==============


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as described in Note 1.

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

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 13 - Distribution of eLocity, Inc.

Pursuant to the terms of a Stock Exchange Agreement between the Company and eLocity, entered into on April 30, 2002, the common stock of eLocity was distributed on a one-for-one basis to the Company's shareholders of record as of April 30, 2002 (the Distribution). The Distribution was effective April 30, 2002 on which date eLocity ceased to be a subsidiary of the Company. The accompanying consolidated financial statements present the results of operations of eLocity as discontinued operations. For the years ended December 31, 2002, revenues from eLocity's operations totaled $50,048.

Note 14 - Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, payables, lines-of-credit and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the lines-of-credit and the notes payable approximates fair value as the instruments bear interest at market interest rates.

Note 15 - Related Party Transactions

During the year ended December 31, 2003, the Company issued 13,150 shares of preferred stock to John Chapman for consulting services and rent of $131,500.

During 2002, the Company acquired Diversified which was owned by John Chapman.

During 2002, the Company entered into an agreement to lease office space from John Chapman. The office lease requires monthly payments of $6,500 and expires in May 2005. Rental expense of approximately $78,000 and $39,000 was recorded during 2003 and 2002, respectively.

Note 16 - Reverse Common Stock Split

On February 7, 2003, the Company's Board of Directors approved a 1-for-200 reverse common stock split. All common stock amounts and per share information have been retroactively adjusted to reflect this reverse common stock split in the accompanying consolidated financial statements.

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 17 - Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been known as "mezzanine capital." It requires that those certain instruments be classified as liabilities in balance sheets. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 did not have any impact on the Company's financial statements.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003, with certain exceptions. The adoption of SFAS did not have any effect on the Company's financial statements.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not identified and does not expect to identify any variable interest entities that must be consolidated.

In December 2002, the Financial Accounting Standards Board issued SFAS 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123," which is effective for all fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation under SFAS 123 from intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion 25. SFAS 148 also changes the disclosure requirement of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS 148 by the Company did not have any impact on the Company's financial statements and is not expected to have any impact on future operations.

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 18 - Subsequent Events

Subsequent to the year ended December 31, 2003:

o The Company entered into an agreement with Francis Zubrowski for consulting services. The Company agreed to issue 500,000 shares of common stock for these services.

o The Company agreed to issue 30,000,000 shares of common stock to John Chapman for services in locating a potential acquisition for the Company.

o The Company agreed to increase the number of authorized shares of common stock to 10,000,000,000 and change the par value to "no par value".

o The Company adopted the 2004 Employee Benefit Plan. The plan authorizes the Company to issue up to 100,000,000 shares of stock to individuals as determined by the Company.

o The Company agreed to issue 1,500,000 shares of common stock to Hudson Consulting Group, which is controlled by Richard Surber to settle accounts payable.

o The Company issued options to consultants in exchange for accounts payable and services. The options have an exercise price of 85% of the market price and if exercised would result in the issuance of 52,000,000 shares.

o The Company entered into a "Stock Purchase Agreement and Plan of Reorganization" (the Agreement) with Impact Beverage Inc. (IBI). Under the terms of the Agreement the Company will acquire 72% of IBI in exchange for 20,000,000 shares of the Company's common stock. The closing date of the Agreement is May 1, 2004.

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its independent accountants. and has made no changes during the year ended December 31, 2003.

ITEM 8A.   CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Control Persons

NAME                  AGE    POSITION
-------------------------------------------------------------------------------

John Chapman          61     President, CFO and Director

Dennis Thompson       50     Director

John Casey            30     Director

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

John Casey was appointed to DFRC's Board of Directors on October 30, 2002. Mr. Casey has over five years experience as a Site Manager supervising and directing numerous on-site craft and salaried personnel as well as various subcontractors. He also has 4 additional years of environmental remedial experience as a Site Safety Officer, Operations Foreman, and heavy equipment operator. He served as the Operations Foreman ans Site Safety Officer for a crew of twelve on a 125 acre precious metal mining operations from 1996 through 1998. He served in the United States Air Force for four years assigned to a fire fighting/hazardous materials handling unit. He has worked on buried drum recovery projects as well as landfill construction barrier/ cut-off trench installations, low level radiological decommissioning and demolition projects, and the construction of landfill capping systems. He will serve as a director until the next annual shareholders meeting.

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

The President of DFRC has been named individually as a defendant in a civil action filed on October 16, 2003 by the Securities and Exchange Commission in the United States District Court for the State of Utah, Civil Action No. 2:03CV00914. The action alleges that Mr. Chapman engaged in manipulation of the share price of DFRC and failed to adequately disclose the role of The Sukumo Group, Inc. in the sale of securities of DFRC to off shore investors. Relief sought by the complaint includes penalties, fines and injunctive relief against Mr. Chapman.

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

Code of Ethics

Due to the small group of employees and management, DFRC has not adopted a code of ethics that apply to its officers and employees. The board of directors is in direct contact with management on a regular basis and believes that all conduct is under sufficient supervision to protect DFRC and its shareholders from any unethical activity.

ITEM 10. EXECUTIVE COMPENSATION

The following tables and notes present for the three years ended December 31, 2003, the compensation paid by DFRC to DFRC's President and Vice President. No other executive officer of DFRC received compensation which exceeded $100,000 during any of the three years ended December 31, 2003.


                           SUMMARY COMPENSATION TABLE

                                                            Long Term Compensation
Annual Compensation                                    Awards               Payouts
                                          Restricted Stock   Securities       LTIP      All Other
Name and Principal             Salary        Award(s)    Underlying Options  payouts   Compensation
Position             Year        ($)                          SARs(#)          ($)         ($)
------------------ -------- ------------- -------------- ------------------ --------- --------------
John Chapman,        2003      $80,000(1)      (3)               -
President,
Director(4)
Sandra Jorgensen                   $7,500   15,000(2)            -                          -
Thomas Clay                       $55,000       -                -              -           -
President, Director

Mark
Schellenberger      2001       $55,000          -                -              -           -
Vice President,                                 -                -              -           -
Treasurer, Director

(1) Cash compensation paid to Mr. Chapman
(2) 3,000,000 shares issued November 1, 2002 were reduced to 15,000 by the 1 for 200 reverse split.
(3) Mr. Chapman received 13,150 shares of Class A preferred shares from the company on December 11, 2003; 7,150 shares for rent on the office space he provided to the Company and 6,000 shares as compensation for the months October, November and Decemberof 2003.
(4) On January 21, 2004 Mr. Chapman received 30,000,000 as compensationfor services he provided with regard to the acquisitions being explored by DFRC.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The table below sets forth information with respect to the beneficial ownership of the Common Stock by (i) each of the directors of DFRC, (ii) each person known by DFRC to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of April 12, 2004. The total number of shares of common stock issued and outstanding on April 12, 2004 is 92,708,171. Unless otherwise indicated, DFRC believes that the beneficial owner has sole voting and investment power over such shares.

          NAME AND ADDRESS OF                  NUMBER OF SHARES             PERCENTAGE OF
            BENEFICIAL OWNER                     BENEFICIALLY                 OWNERSHIP
                                                    OWNED
----------------------------------------  -------------------------- ----------------------------
Dennis Thompson                                   2,005,000                     2.16%
1771 Wolviston Way.
San Diego, CA 92154

John Chapman, President & Director                32,370,500                    34.92%
1771 Wolviston Way.
San Diego, CA 92154

John Casey, Director                                  0                           0%
1771 Wolviston Way.
San Diego, CA 92154

Officers and Directors                            34,375,500                    37.08%
as a group (2 persons)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All statements of a number of shares have been modified to reflect the 1 for 200 reverse split that was effective as of February 7, 2003.

On April 16, 2002, DFRC entered into an agreement wherein DFRC transferred all of its assets and business to its subsidiary, eLocity, Inc. ("eLocity"), in a tax free exchange. Following the closing of the transaction, eLocity intends to file a Form SB-2 Registration Statement with the Securities and Exchange Commission ("SEC") to register a spin-off of its shares held by eLocity, Inc. in trust for the shareholders of DFRC on the record date of April 30, 2002. The current plan is subject to the Registration Statement clearing SEC comments. The plan is to deliver one (1) eLocity share for each share of DFRC owned by DFRC shareholders on the record date, upon the registration statement clearing comments. The distribution of spin-off shares to shareholders has not yet occurred, these shares are being held in escrow by eLocity, Inc.

Effective May 1, 2002, DFRC entered into a lease agreement with John Chapman, currently president, CEO and a director of DFRC, for the lease of an approximately 1,600 square foot office space located at 1771 Wolviston Way, San Diego, California 92154 where the offices of DFRC are located. The leased space is Mr. Chapman's residence. The lease is for a term of 3 years, with an option to extend for three addition years. Monthly rent for the space is $6,500 and DFRC is responsible for all utilities in the space.

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

On November 1, 2002, the Company issued 45,000 shares to 4 individuals for services rendered. Those individuals are Sandra Jorgensen, former president and director of DFRC (15,000 shares), Dennis Thompson, a director of DFRC, (15,000 shares) and Norman Mullins, a former holder of more than 10% of DFRC's common stock, (15,000 shares). The services provided by the individuals were valued at $13,500.

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

Subsequent events to December 31, 2003


On January 21, 2004, the board of directors of the Company approved the issuance to John Chapman, the president of the Company, of 30,000,000 shares of restricted common stock of the Company, pursuant to Section 4(2) of the Securities Act of 1933 as compensation for his services with regard to the acquisitions being explored by the Company.

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

        (3) On March 26, 2003 DFRC filed a Form 8-K disclosing a Stock Purchase Agreement with John Chapman, Norman Mullins and Dennis Thompson shareholders of MT&C Diversified Land and Natural Resources Corporation wherein DFRC agreed to purchase 6,000,000 shares or 100% of the total issued and outstanding shares of MT&C in exchange for 6,000,000 shares of DFRC's newly issued common shares.

        (4) On May 23, 2003 DFRC filed a Form 8-K disclosing that DFRC had entered into an Offshore Stock Purchase Agreement (the "Agreement") with The Sukumo Group, Inc. Pursuant to the Agreement Sukumo has the right to purchase up to 10,000,000 shares of DFRC pursuant to Regulation S of the Securities Act of 1933.

        (5) On July 8, 2003, DFRC filed a Form 8-K disclosing that it had entered into a Stock Purchase Agreement with Nexia Holdings, Inc., Diversified Holdings I, Inc., Wichita Development Corporation and Salt Lake Development Corporation wherein the Company agreed to purchase not less then 83% of the total issued and outstanding shares of Wichita Development Corporation.

        (6). On July 22, 2003, DFRC filed an 8-K report that on July 11, 2003, the Company's wholly owned subsidiary MT&C Diversified Land And Natural Resources Corporation (MT&C),had entered into a an Asset Purchase Agreement with Headwaters Incorporated to purchase a mining property known as the Wellington Coal tailings Preparation Plant.

        (7) On September 2, 2003, DFRC filed an 8-K report that on August 29, 2003 it terminated its May 20, 2003, Offshore Stock Purchase Agreement with The Sukumo Group, Inc.

        (8) On October 15, 2003, DFRC filed an 8-K report that DFRC's wholly owned subsidiary MT&C Diversified Land & Natural Resources Corp. was not able to close on the purchase of certain assets from Headwaters Inc. consisting primarily of the Wellington Coal Tailings Preparation Plant, located in Wellington, Utah. This failure prevents MT&C from starting the operation of a coal reclamation business.

Subsequent to the end of the year the following reports on Form 8-K were filed:

        (1) On February 6, 2004, DFRC filed an 8-K report DFRC has issued 30,000,000 shares of its restricted common stock to the Company's president, John Chapman as compensation for services rendered in connection with various acquisition candidates of DFRC. DFRC further reported that it had in December of 2003 issued to Mr. Chapman 13,150 shares of its Class A preferred shares, 6,000 shares for compensation and 7,150 shares in payment of rent due to him.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees are for professional services for the audit of DFRC's annual financial statements, and for the review of the financial statements included in the Company's filing on Form 10-QSB and for services that are normally provided in connection with statutory and regulatory filings or engagements. DFRC has paid to Jones Simkins, PC, audit fees of approximately $35,000 for 2003 and $23,000 for 2002.

Audit Related Fees

Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of DFRC's financial statements. DFRC has paid to Jones Simkins, PC, audit related fees of approximately $ 2,000 for 2003 and $ 2,000 for 2002.

Tax Fees

The tax fees are those funds paid for professional services with respect to tax compliance, tax advice, and tax planning. DFRC has paid to Jones Simkins, PC, tax fees of approximately $ 0 for 2003 and $ 0 for 2002.

All Other Fees

Fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees paid.

Pre-approved Policy for Audit and Non-Audit Services

DFRC does not have a standing audit committee and the full board of directors performs all functions of an audit committee, including the pre-approval of all audit and non-audit services prior to DFRC engaging an accountant. All of the services rendered for DFRC by Jones Simkins, PC, were pre-approved by the board of directors of DFRC.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Diversified Financial Resources Corporation


Dated: April 12, 2004                    By: /s/ John Chapman
                                            -------------------------------
                                            John Chapman, CEO, President and CFO


Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.



SIGNATURE                                         TITLE               DATE

/s/ John Chapman                                CEO, Pres.       April  14, 2004
-------------------------------------
John Chapman

/s/ Dennis Thompson                              Director        April    , 2004
--------------------------------------
Dennis Thompson

/s/ John Casey                                   Director         April   , 2004
--------------------------------------
John Casey

                                INDEX OF EXHIBITS
Exhibit       Page
No.            No.  Description
--------------------------------------------------------------------------------


3(i)(a)          * Articles of Incorporation of DFRC (note that these were
                   amended by the Articles of Merger constituting Exhibit 2 to this Form 10-KSB)(incorporated herein by reference from Exhibit No.3(i) to DFRC's Form 10-KSB forthe year ended December 31, 1993).

3(i)(b)          * Amendment to Certificate of Incorporation dated February
                   16, 2000 to change name of DFRC from Vaxcel, Inc. to Chattown.com Networks, Inc.(Incorporated by reference from Exhibit 3(i)(b) of DFRC's Form 10QSB for the six months ended June 30,2002)

3(i)(c)          * Amendment to Certificate of Incorporation dated December
                   19, 2000 to change name of DFRC from Chattown.com Networks, Inc.to eLocity Networks Corporation (incorporated herein by reference from Exhibit 3(iii)of DFRC's Form 10-KSB for the year ended December 31, 2000).

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

10(xi)           * Commercial Lease Agreement dated May 1, 2002 between
                   Diversified Financial Resources Corporation and John Chapman, as landlord, for lease of office space located at 1771 Wolviston Way, San Diego, CA, 92154 for a period of three years. (Incorporated herein by reference from the 10-KSB for the year ended December 31, 2002.)

10(xii)          * Offshore Stock Purchase Agreement dated May 20, 2003, by and between Diversified Financial Resources Corporation, a Delaware corporation ("DFRC") and The Sukumo Group, Inc. ("Sukumo"), a Japanese corporation whereas, Sukumo desires to purchase up to Ten Million (10,000,000) shares of restricted common stock of Diversified (the "Shares"). Incorporated herein by reference from Form 8-K filed May 20, 2003.

10(xiii)         * June 5, 2003 Employment Agreement with John Chapman for
                   compensation to serve as President, Chief Executive Officer and Chief Financial Officer of the Company, for a term of five years. Incorporated herein by reference from the Form 10-QSB for the quarter ended June 30, 2003.

10(xiv)         *   Stock Purchase Agreement dated June 30, 2003 between DFRC
                    and Diversified Holdings I, Inc., Wichita Development
                    Corporation , Salt Lake Development Corporation and Nexia
                    Holdings, Inc.  Incorporated herein by reference from Form
                    8-K filed June 30, 2003.

10(xv)          *   July 11, 2003 Asset Purchase Agreement between MT & C
                    Diversified Land & Natural Resources Corporation and
                    Headwaters Incorporated for the purchase of a mining property located in Price, Utah. Incorporated herein by reference from the Form 8-K filed July 22, 2003.

10(xvi)      30     May 2003, Consulting Agreement with Hudson Consulting Group,
                    Inc.

31(i)        28     Certification As Adopted Pursuant To Section 302 Of The
                    Sarbanes-Oxley Act Of 2002

32(i)        29     Certification of Chief Executive Officer and Chief
                    Financial Officer


* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by DFRC.

Exhibit 31(i)        CERTIFICATIONS

    I, John Chapman, certify that:

    1. I have reviewed this annual Report on Form 10-KSB of Diversified Financial Resources Corporation;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


Date: April 14, 2004  /s/ John Chapman
                      ------------------------------------
                      John Chapman, CEO and CFO

Exhibit 32(i)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of Diversified Financial Resources Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, John Chapman, Chief Executive and Sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

        I have reviewed this annual report on Form 10-KSB of Diversified Financial Resources Corporation and:

            (a) The Annual Report on Form 10-KSB of the Company to which this certification is attached as an exhibit, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

            (b) The financial information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



        /s/ John Chapman
        ----------------
        John Chapman
        CEO and CFO
        April 14   , 2004

Exhibit 10(xvi)
                              CONSULTING AGREEMENT

THIS CONSULTING AGREEMENT ( the "Agreement") is made effective this day of May 2003, by and between Hudson Consulting Group, Inc. ("Consultant") whose address is 268 West 400 South, Salt Lake City, Utah 84101 and Diversified Financial Resources Corporation, a corporation with its offices located at 1771 Wolviston Way, San Diego, CA 92154 (the "Company").

WHEREAS, Consultant has experience in writing press releases, preparing public registration statements, drafting public reporting filings, evaluating business opportunities, effecting mergers and acquisitions, advising corporate management, implementing corporate governance and in performing general administrative duties for publicly-held companies and development stage investment ventures; and

WHEREAS, the Company desires to retain Consultant to assist the Company in its development on the terms and conditions set forth below.

NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company and Consultant agree as follows:

1.      Engagement

        The Company hereby retains Consultant, effective as of the date hereof ( the "Effective Date") and continuing until termination, as provided herein, to assist the Company in writing press releases, preparing public registration statements, drafting public reporting filings, real estate management services, evaluating business opportunities, providing advice with regard to mergers and acquisitions, implementing corporate governance, advising corporate management on general business or financial issues and performing general administrative duties in order to assist the Company in its plans and future (the "Services"). The Services are to be provided on a "best efforts" basis by Consultant; provided, however, that the Services will expressly exclude all legal advice, accounting services or other services which require licenses or certification which Consultant may not have.

2.      Term

        This Agreement will have a term of twelve (12) months (the "Term"), commencing with the Effective Date. Any notice to terminate given hereunder will be in writing and will be delivered at least thirty (30) days prior to the end of the Term.

3.      Time and Effort of Consultant

        Consultant will allocate time as he deems necessary to provide the Services. The particular amount of time may vary from day to day or week to week. Except as otherwise agreed, Consultant's monthly statement identifying, in general, tasks performed for the Company will be conclusive evidence that the Services have been performed. Additionally, in the absence of willful misfeasance, bad faith, negligence or reckless disregard for the obligations or duties hereunder by Consultant, Consultant will not be liable to the Company or any of its shareholders for any act or omission in the course of or connected with rendering the Services.

4.      Compensation

        The Company agrees to pay to Consultant, a total of $7,500 in cash or the total amount of hourly billings reported by Consultant on a monthly basis, whichever is greater. All services provided by Consultant to be billed at the usual hourly rates for services provided by Consultant and its employees as set forth in Exhibit "A" hereto and as subsequently amended.

5.      Costs and Expenses

        All third party and out-of-pocket expenses incurred by Consultant in the performance of the Services will be paid by the Company, or Consultant will be reimbursed if paid by Consultant on behalf of the Company, within ten (10) days of receipt of written notice by Consultant, provided that the Company must approve in advance all such expenses in excess of $500 per month.

6.      Place of Services

        The Services provided by Consultant hereunder will be performed at Consultant's offices except as otherwise mutually agreed by Consultant and the Company.

7.      Independent Contractor

        Consultant will act as an independent contractor in the performance of its duties under this Agreement. Accordingly, Consultant will be responsible for the payment of all federal, state, and local taxes on compensation paid under this Agreement, including income and social security taxes, unemployment insurance, and any other taxes due, and any and all business license fees as may be required. This Agreement neither expressly nor implicitly creates a relationship of principal and agent, or employee and employer, between Consultant and the Company. Consultant is not authorized to enter into any agreements on behalf of the Company.

8.      No Agency Express or Implied

        This Agreement neither expressly nor impliedly creates a relationship of principal and agent between the Company and Consultant, or employee and employer.

9.      Termination

        The Company and Consultant may terminate this Agreement prior to the expiration of the Term upon thirty (30) days written notice with mutual written consent. Failing to have mutual consent, without prejudice to any other remedy to which the terminating party may be entitled, if any, either party may terminate this Agreement with thirty (30) days written notice under the following conditions:

        (A) By the Company.

               (i) If during the Term of this Agreement, Consultant is unable to provide the Services as set forth herein for thirty
                      (30) consecutive business days because of illness, accident, or other incapacity of Consultant; or,

        (B)    By Consultant.

               (i) If the Company breaches this Agreement by failing to pay the Consulting Fee or provide information required hereunder; or,

               (ii) If the Company ceases business or, other than in an initial merger, sells a controlling interest to a third party, or agrees to a consolidation or merger of itself with or into another corporation, or enters into such a transaction outside of the scope of this Agreement, or sells substantially all of its assets to another corporation, entity or individual outside of the scope of this Agreement; or,

               (iii) If the Company subsequent to the execution hereof has a receiver appointed for its business or assets, or otherwise becomes insolvent or unable to timely satisfy its obligations in the ordinary course of business, including but not limited to the obligation to pay the Consulting Fee; or,

               (iv) If the Company subsequent to the execution hereof institutes, makes a general assignment for the benefit of creditors, has instituted against it any bankruptcy proceeding for reorganization for rearrangement of its financial affairs, files a petition in a court of bankruptcy, or is adjudicated a bankrupt; or,

               (v) If any of the disclosures made herein or subsequent hereto by the Company to Consultant are determined to be materially false or misleading.

        In the event Consultant elects to terminate without cause or this Agreement is terminated prior to the expiration of the Term by mutual written agreement, the Company will only be responsible to pay Consultant for unreimbursed expenses up to the effective date of termination and the Consulting Fee. If this Agreement is terminated by the Company for any other reason, or by Consultant for reasons set forth in B(i) through (v) above, Consultant will be entitled to any outstanding unpaid portion of the Consulting Fee.

10.     Indemnification

        Subject to the provisions herein, the Company and Consultant agree to indemnify, defend and hold each other harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including without limitation, interest, penalties and attorneys' fees and expenses asserted against or imposed or incurred by either party by reason of or resulting from any action or a breach of any representation, warranty, covenant, condition, or agreement of the other party.

11.     Remedies

        Consultant and the Company acknowledge that in the event of a breach of this Agreement by either party, money damages might be inadequate and the non-breaching party might have no adequate remedy at law. Accordingly, in the event of any controversy concerning the rights or obligations under this Agreement, such rights or obligations will be enforceable in a court of equity by a decree of specific performance. Such remedy, however, will be cumulative and nonexclusive and will be in addition to any other remedy to which the parties may be entitled.

12.     Services Provided by Consultant

        The parties hereto agree and stipulate that the Services provided by Consultant will expressly exclude all legal advice, accounting services or other services which require licenses or certification for providing those services. Consultants employees in providing services to the Company have not agreed to and have not entered into a client relationship with the Company. No advice provided by Consultant is considered to be professional, legal or accounting advice to the Company. The Company is advised herein by Consultant to seek independent professional, legal and accounting advice of its own for all matters and decisions reached or to be taken by the Company.

13.     Miscellaneous

        (A) Subsequent Events. Consultant and the Company each agree to notify the other party if, subsequent to the date of this Agreement, either party incurs obligations which could compromise its efforts and obligations under this Agreement.

        (B) Amendment. This Agreement may be amended or modified at any time and in any manner only by an instrument in writing executed by the parties hereto.

        (C) Further Actions and Assurances. At any time and from time to time, each party agrees, at its or their expense, to take actions and to execute and deliver documents as may be reasonably necessary to effectuate the purposes of this Agreement.

        (D) Waiver. Any failure of any party to this Agreement to comply with any of its obligations, agreements, or conditions hereunder may be waived in writing by the party to whom such compliance is owed. The failure of any party to this Agreement to enforce at any time any of the provisions of this Agreement will in no way be construed to be a waiver of any such provision or a waiver of the right of such party thereafter to enforce each and every such provision. No waiver of any breach of or noncompliance with this Agreement will be held to be a waiver of any other or subsequent breach or noncompliance.

        (E) Assignment. Neither this Agreement nor any right created by it will be assignable by either party without the prior written consent of the other.

        (F) Notices. Any notice or other communication required or permitted by this Agreement must be in writing and will be deemed to be properly given when delivered in person to an officer of the other party, when deposited in the United States mails for transmittal by certified or registered mail, postage prepaid, or when deposited with a public telegraph company for transmittal, or when sent by facsimile transmission charges prepared, provided that the communication is addressed:

               (i)                                 In the case of the Company:
                                                   Diversified Financial
                                                   Resources Corporation 1771
                                                   Wolviston Way San Diego, CA
                                                   29154 Telephone: 619-575-7041
                                                   Telefax: 619-934-5709
                                                   Attention: Pres. & CEO

               (ii)                                In the case of Consultant:
                                                   Hudson Consulting Group, Inc.
                                                   268 West 400 South Salt Lake
                                                   City, Utah 84101 Telephone:
                                                   (801) 575 8073
                                                   Telefax: (801) 575 8092

        or to such other person or address designated in writing by the Company or Consultant to receive notice.

        (G) Headings. The section and subsection headings in this Agreement are inserted for convenience only and will not affect in any way the meaning or interpretation of this Agreement.

        (H) Governing Law. This Agreement was negotiated and is being contracted for in Utah, and will be governed by the laws of the State of Utah, and the United States of America, notwithstanding any conflict-of-law provision to the contrary.


        (I) Binding Effect. This Agreement will be binding upon the parties hereto and inure to the benefit of the parties, their respective heirs, administrators, executors, successors, and assigns.

        (J) Entire Agreement. This Agreement contains the entire agreement between the parties hereto and supersedes any and all prior agreements, arrangements, or understandings between the parties relating to the subject matter of this Agreement. No oral understandings, statements, promises, or inducements contrary to the terms of this Agreement exist. No representations, warranties, covenants, or conditions, express or implied, other than as set forth herein, have been made by any party.

        (K) Severability. If any part of this Agreement is deemed to be unenforceable the balance of the Agreement will remain in full force and effect.

        (L) Counterparts. A facsimile, telecopy, or other reproduction of this Agreement may be executed simultaneously in two or more counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument, by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen. In this event, such execution and delivery will be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof.

        (M) Time is of the Essence. Time is of the essence of this Agreement and of each and every provision hereof.

IN WITNESS WHEREOF, the parties have executed this Agreement on the date above written.




The "Company"                                   "Consultant"
Diversified Financial Resources Corporation     Hudson Consulting Group, Inc.
/s/ John Chapman                                Richard Surber
---------------------------------------------   -------------------------------
John Chapman, President                         Richard Surber, President

Exhibit A to Advisory Agreement

Method of Calculating Hourly Fees

The fees for services provided by Hudson will be based on the time expended by Hudson's staff at the following hourly rates: Richard Surber $300; Gerald Einhorn, $175; Michael Golightly, $175; Shane Stone, $120; Nathalie Fuller, $100; Paul Crow, $80, other support staff, $45. Billing will be calculated on quarters of an hour, with invoices for services mailed monthly. Payment policy is that all invoices are payable within seven (7) day of receipt unless other financial arrangements are agreed to by Hudson.

Assignment of work responsibilities will be based on Hudson's sole judgment and decision, work division and assignments will be handled internally by Hudson and under it's direction at all times. Mr. Surber as president of Hudson should be consulted with regard to time frames, deadlines and requests for emergency or immediate needs, with respect to services that may be requested by the client.

Additional services that may result in additional charges include but are not limited to, copy services, long distance telephone calls, travel and lodging expenses. All third party and out-of- pocket expenses incurred by Hudson in the performance of the Services, provided for in the contract or for the settlement of debts shall be paid by the Company, or Hudson shall be reimbursed if paid by Hudson on behalf of the Company, within ten (10) days of receipt of written notice by Hudson, provided that the Company must approve in advance all such expenses in excess of $500 per month.