Form 10QSB
period 2004-03-31
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2004-05-25
CIK 1029802

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB



(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

   [ ]   Transition report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period      from      to.
                                                       ------    ------

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

                       Yes   XX             No
                           -------            -------


The number of outstanding shares of the issuer's common stock, $0.001 par value (the only class of voting stock), as of May 21, 2004 was 123,708,171

                               TABLE OF CONTENTS

                          PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4

ITEM 3.  CONTROLS AND PROCEDURES...............................................7

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.....................................................8

ITEM 2.  CHANGES IN SECURITIES ................................................8

ITEM 5.  OTHER INFORMATION.....................................................8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................10

         SIGNATURES...........................................................14

                     PART I- FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Diversified Financial Resources Corporation, a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2004, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-7 and are incorporated herein by this reference.

INDEX TO FINANCIAL STATEMENTS

Unaudited Consolidated Balance Sheet as of March 31, 2004....................F-2

Unaudited Consolidated Statement of Operations for the three months ended
      March 31, 2004 and March 31, 2003......................................F-3

Unaudited Consolidated Statement of Cash Flows for the three months ended
     March 31, 2004 and 2003.................................................F-4

Notes to the Unaudited Financial Statements..................................F-5

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                           March 31,            December 31,
                              ASSETS          2004                  2003
                              ------
                                           (Unaudited)            (Audited)
                                         ----------------     ------------------
Current assets:
  Cash                                   $        119,516     $            8,006
  Accounts receivable                              57,688                      -
  Investments, available-for-sale                  19,548                 19,548
  Notes receivable                                 80,728                 91,952
  Deposits                                          8,997                 12,215
                                         ----------------     ------------------

     Total current assets                         286,477                131,721

Property and equipment, net                     1,325,808              1,332,338
                                         ----------------     ------------------

     Total assets                        $      1,612,285     $        1,464,059
                                         ================     ==================

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Accounts payable                       $        128,080     $           93,629
  Accrued expenses                                 48,268                 48,268
  Related party payables                           59,543                 55,776
  Current portion of note payable                 404,462                987,893
                                         ----------------     ------------------

     Total current liabilities                    640,353              1,185,566

Lines of credit                                   259,447                260,950
Notes payable                                     774,617                107,637
                                         ----------------     ------------------

     Total liabilities                          1,674,417              1,554,153
                                         ----------------     ------------------

Minority interest                                       -                      -
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value,
   2,000,000 shares authorized, 13,150
   shares issued and outstanding                       13                     13
  Common stock, $.001 par value,
   200,000,000 shares authorized,
   81,707,949 and 11,207,949 shares
   issued and outstanding, respectively            81,708                 11,208
  Additional paid-in capital                   16,557,550             13,681,540
  Accumulated other comprehensive loss           (45,453)               (45,453)
  Accumulated deficit                        (16,655,950)           (13,737,402)
                                         ----------------     ------------------

     Total stockholders' equity                  (62,132)               (90,094)
                                         ----------------     ------------------

     Total liabilities and stockholders'
      equity                             $      1,612,285     $        1,464,059
                                         ================     ==================
                 See accompanying notes to financial statements

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                   Three Months Ended March 31, 2004 and 2003

                                                 Three Months Ended March 31
                                              ----------------------------------
                                                   2004               2003
                                              --------------    ----------------

Revenues                                      $       16,684               9,076

General and administrative expenses                2,898,384              39,020
                                              --------------    ----------------

     Loss from operations                        (2,881,700)            (29,944)

Impairment loss                                            -            (22,602)
Interest expense                                    (38,825)            (10,370)
                                              --------------    ----------------

     Loss before minority interest and
      provision for income taxes                 (2,920,525)            (62,916)

Provision for income taxes                                 -                   -
                                              --------------    ----------------

       Loss before minority interest             (2,920,525)            (62,916)

Minority interest in net loss of subsidiaries          1,977                   -
                                              --------------    ----------------

     Net loss                                 $  (2,918,548)            (62,916)
                                              ==============    ================

Net loss per common share - basic and
 diluted:                                     $       (0.06)              (0.06)
                                              ==============    ================

     Weighted average common shares -
      basic and diluted                           45,395,000           1,087,000
                                              ==============    ================

                   See accompanying notes to financial statements

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three Months Ended March 31, 2004 and 2003


                                                2004                 2003
                                          ----------------    ------------------
Cash flows from operating activities:
Net loss                                  $    (2,918,548)              (62,916)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation                                          -                 1,480
   Stock compensation                            2,824,315                     -
   Loss on impairment of assets                          -                22,602
   (Increase) decrease in:
    Accounts receivable                           (57,688)                     -
    Deposits                                         3,218                     -
    Prepaid expenses                                     -               (1,809)
       Increase (decrease) in:
         Accounts payable                           34,451                13,392
         Related party payables                      3,767                25,049
         Minority interest                               -                     -
                                          ----------------    ------------------

         Net cash used in operating
          activities                             (110,485)               (2,202)
                                          ----------------    ------------------

Cash flows from investing activities:
-------------------------------------
Decrease (increase) in notes receivable             11,224                     -
Proceeds from sale of equipment, net                 6,530                     -
                                          ----------------    ------------------

         Net cash (used in) provided
          by investing activities                   17,754                     -
                                          ----------------    ------------------

Cash flows from financing activities:
Increase in (payments on) line of credit           (1,503)                 2,036
Principal payments on note payable                  83,549                 (142)
Proceeds from acquisition                                -                 5,100
Issuance of common stock                           122,195                     -
                                          ----------------    ------------------

         Net cash provided by financing
          activities                               204,241                 6,994
                                          ----------------    ------------------

         Net increase in cash                      111,510                 4,792

Cash, beginning of period                            8,006                 1,740
                                          ----------------    ------------------

Cash, end of period                       $        119,516                 6,532
                                          ================    ==================

                  See accompanying notes to financial statements

                 DIVERSIFIED FINANCIAL RESOURCES CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2004 AND 2003

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim results of operations are not necessarily indicative of the results to be expected for the full year ended December 31, 2004.


Note 2 - Additional Footnotes Included By Reference

Except as indicated in the following notes, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Form 10-KSB for the year- ended December 31, 2003. Therefore, those footnotes are included herein by reference.


Note 3 - Going Concern

At March 31, 2004, the Company has incurred a loss as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to achieving profitable operations and/or obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful.


Note 4 - Subsequent Events

Subsequent to the end of the quarter ended March 31, 2004, the Company increase the number of authorized common stock from 200,000,000 to 10,000,000,000 shares. The increase was authorized by the consent of a majority of the shareholders of the Company.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

As used herein the term "DFRC" or the "Company" refers to Diversified Financial Resources Corporation, its subsidiaries and predecessors, unless indicated otherwise. DFRC was incorporated in the State of Delaware on January 6, 1993, as Vaxcel, Inc. On December 19, 2000, DFRC changed its name to eLocity Networks, Inc. On August 6, 2002, DFRC changed its name to Diversified Financial Resources Corporation. DFRC currently has five organized subsidiary corporations, Diversified Holdings XIX, Inc., MT&C Diversified Land & Natural Resource Corp., Wichita Development Corporation, Wichita Properties, Inc. and Salt Lake Development Corporation. Expansion into the medical technology, mining, industrial manufacturing, hospitality Mortgage Finance and energy generation fields are being explored by DFRC.

In February of 2004 DFRC signed an agreement to acquire a controlling interest in Impact Beverages Inc. ("Impact"). The Agreement provided that DFRC would acquire 722,500 shares of Impact's common stock equal to 72.25% of the issued and outstanding shares in exchange for DFRC issuing 20,000,000 shares of its common stock. The Company was unable to close this agreement and has agreed to the termination of the attempt.

General
-------

DFRC currently operates as a real estate holding company. DFRC intends to seek to acquire and eventually manage a diverse comprehensive portfolio of companies operating in several industry sectors including but not limited to real estate, mining and other operations.

DFRC's operations are currently organized as follows:


                                     DFRC
                                  ----------
                                       =
            -------------------------------------------------------
          =                            =                          =
          =                        MT&C DIV.                      =
       WICHITA                       LAND &                       =
     DEVELOPMENT                    NATURAL                  DIV. HOLDINGS
     CORPORATION                   RESOURCES,                   XIX, INC.
                                      INC,
   ---------------            ------------------         ---------------------
          =
          =
          -----------------------------
          =                           =
          =                           =
     SALT LAKE                        =
    DEVELOPMENT               WICHITA PROPERTIES
       CORP.                         INC.
-------------------        ------------------------



Real Estate Investments
-----------------------

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

On June 30, 2003, DFRC entered into a Stock Purchase Agreement with Nexia Holdings, Inc., Wichita Development Corporation, and Diversified Holdings I, Inc. to acquire not less than an 83% ownership interest in Wichita. Wichita either directly or through its ownership of a subsidiary owns two parcels of real estate, one located in Wichita, Kansas and a second located in Salt Lake City, Utah. The Kansas property is currently the subject of a judicial foreclosure action pending in Wichita, Kansas. Wichita does not plan to contest the foreclosure action at the present time and will cooperate with the mortgage holder with regard to the property.

DFRC intends to operate the buildings consistent with their prior use as office buildings or residential apartments. Efforts to improve the marketing and condition of the buildings to improve their occupancy began immediately following the acquisition.

Land and Natural Resources
--------------------------

Mining interests. The Company has signed agreements with professionals to seek
-----------------
out the potential development of mining opportunities within the country of Mexico. The Company hired professionals to locate resources, available mining claims, preparation of document to make claims and other due diligence information. These professionals consist of a geologist, a prospector and administrator. As of the filing of this report no agreements or contracts have been entered into to acquire specific mining interests, claims or rights.

RESULTS OF OPERATIONS

During the three months ended March 31, 2004, the Company's revenues were $ 16,684 compared with $ 9,076 for the comparable period in 2003, a $7,608 increase. The increase in revenues for the three months ended March 31, 2004 was attributable to operation of certain rental properties during these periods compared to no operations for the comparable periods in 2003.

During the three months ended March 31, 2004, the Company's General and Administrative Expenses were $ 2,898,384 compared with $ 39,020 for the comparable period in 2003. The change in expenses for the three months ended March 31, 2004, was primarily attributable to the issuance of common stock and options to purchase common stock to certain advisors and consultants and the issuance of common stock valued at $2.5 million to John Chapman for his services provided to the Company.

During the three months ended March 31, 2004, the Company's loss from operations was $2,920,525 compared with $ 62,916 for the comparable period in 2003. The increase in loss from operations for the three months ended March 31, 2004, was due primarily to the Company's increase in expenses generated by efforts to fulfill the Company's business model versus limited operations for the comparable period in 2003.

During the three months ended March 31, 2004, the Company recorded a net loss of $ 2,918,548 compared to $ 62,916 for the comparable period in 2003, an increase of $ 2,855,632 . The increase in net losses for the three ended March 31, 2004, is primarily attributable to the additional expenses relating to the acquisition of the Company's real estate operations, payments to the Company's president to retain his services and related expenses.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2004, the Company had current assets of $ 286,477, compared to current assets of $ 131,721 as of December 31, 2003. The Company had a working capital deficit of $ 353,876 for the period ending March 31, 2004, compared to a working capital deficit of $ 1,053,845 for the year ended December 31, 2003, a $ 699,969 improvement. The Company's working capital improved as a result of using common stock issued under options granted to employees and payment of expenses with common stock of the Company.

Total stockholders' equity was a negative $ 62,132 as of March 31, 2004, compared to a negative $ 90,094 as of December 31, 2003. The increase is primarily attributable to the issuance of common stock for services to employees and service providers.

Net Cash flow used in operating activities was $ 110,485 for the three months ended March 31, 2004, compared to cash flow used in operating activities of $ 2,202 for the three months ended March 31, 2003. Changes in cash flows from operating activities for the three months ended March 31, 2004, are primarily attributable to the Company's real estate operations which were acquired during the year ended December 31, 2003.

Net cash flow provided by investing activities was $ 17,754 for the three months ended March 31, 2004, compared to net cash flow provided by investing activities of $ 0 for the same period in 2003. Net cash flow provided by investing activities fluctuated as a result of cash received as a result of payments received on promissory notes held by the Company and sale of fixed assets.

Net cash flow provided by financing activities was $ 204,241 for the three months ended March 31, 2004, compared to net cash flows provided by financing activities of $ 6,994 for the three months ended March 31, 2003. The increase in net cash flow provided by financing activities was due to the exercise of options for the Company's common stock in the amount of $122,195 compared to the sale, or exercise of options, of $0 for common stock for the comparable period in 2003.

Due to DFRC's debt service on real estate holdings, willingness to acquire properties with negative cash flow , and DFRC's plans to enter the mining business, DFRC anticipates cash flow shortages. DFRC plans to raise additional funds through the sale of its common stock and/or obtaining loan financing to fund such shortages.

ABILITY TO CONTINUE AS A GOING CONCERN

DFRC's ability to continue as a going concern is in doubt, as DFRC has incurred a loss from its operations during the calendar year 2003, during the three months ended March 31, 2004 and has had losses in prior years as well. To date, DFRC's operations have been sustained in large part by advances to it by John Chapman, its president, chief executive and chief financial officer, but he is not obligated to continue to advance funds. DFRC will need to substantially increase its operating income, and raise significant additional capital, as to which there is no assurance. In the event that these events do not take place DFRC may not be able to continue as a going concern over the next 12 months.

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

ITEM 3.     CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

Since the filing of DFRC's 10-KSB for the period ended December 31, 2003 no material changes have occurred to the legal proceedings reported therein, except as reported herein below. For more information please see DFRC's Form 10-KSB for the year ended December 31, 2003, filed April 14, 2004.

ITEM 2.     CHANGE IN SECURITIES

The majority shareholder of the Company and the board of directors have authorized an increase in the number of authorized shares of the Company's common stock to 10,000,000,000 shares. The amendment to the Certificate of Incorporation has been approved by a holder of the majority of the issued and outstanding shares of the Company's common stock and the board of directors of the Company. The amendment has been prepared and filed on May 12, 2004 with the State of Delaware.

On January 21, 2004, the board of directors of the Company approved the issuance to John Chapman, the president of the Company, of 30,000,000 shares of restricted common stock of the Company, pursuant to Section 4(2) of the Securities Act of 1933 as compensation for his services with regard to the acquisitions being explored by the Company.

ITEM 5.     OTHER INFORMATION

The Company has entered into a number of employment agreements to provide for services by those employees to the Company. These services include administrative, accounting, due diligence information regarding development of mining opportunities in Mexico, water bottling expertise, property management, and project developments related to any of these areas. In the employment agreements stock options were typically granted as an incentive to continue employment and as partial compensation for the services provides. A number of the following options approved by the Company's board of directors were issued to employees pursuant to an exercise of those options.

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

SUBSEQUENT TO THE END OF THE QUARTER

On April 2, 2004 the board of directors of the Company authorized the issuance of 1,000,000 shares of common stock to Francis Zubrowski for services he provided to the Company, the shares were issued pursuant to the S-8 Registration Statement of the Company and its employee benefit plan.

On April 2, 2004, the Company's board of directors authorized the issuance of 16,000,000 options for the Company's common stock to 8 employees of the Company, pursuant to the S-8 Registration Statement of the Company in the form of options, good for the purchase of shares at 85% of the market price on the date of exercise.

On April 15, 2004, the Company's board of directors authorized the issuance of 16,000,000 options for the Company's common stock to 8 employees of the Company, pursuant to the S-8 Registration Statement of the Company in the form of options, good for the purchase of common stock at 85% of the market price on the date of exercise.

On April 29, 2004, the Company's board of directors authorized an increase in the compensation to be paid to Mr. Chapman, the president and CEO of the Company. The monthly salary was increased to the sum of $50,000 per month and made effective as of April 1, 2004.

On May 6, 2004, the Company's board of directors authorized the issuance of 15,000,000 options for the Company's common stock to 8 employees of the Company, pursuant to the S-8 Registration Statement of the Company in the form of options, good for the purchase of common stock at 85% of the market price on the date of exercise.

On May 13, 2004, the Company's board of directors authorized the issuance of 16,000,000 options for the Company's common stock to 7 employees of the Company, pursuant to the S-8 Registration Statement of the company in the form of option, good for the purchase of common stock at 85% of the market price on the date of exercise.

On May 21, 2004 the Company filed a post effective amendment to the Company's S-8 Registration Statement to increase the number of registered common stock from 100,000,000 shares to 250,000,000 shares.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are
---------
listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

Reports on Form 8-K. The Company filed two reports on Form 8-K during the
--------------------
quarter for which this report is filed. The reports are as follows:

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

Subsequent to the end of the quarter no reports on Form 8-K were filed.

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

3(i)e            *         Amendment to Certificate of Incorporation to
                           increase the number of authorized shares of common stock to 10,000,000,000 with no stated par value
                           (incorporated herein by reference from Schedule 14(c) filed on March 5, 2004).

3(ii)            *         Bylaws of DFRC, as amended (incorporated herein by
                           reference from Exhibit 3(ii) of DFRC's Form 10 KSB for the year ended December 31, 1995).

Material Contracts

10(i)             17       Stock Option Agreement, dated February 8, 2004 by the
                           Company and A. Franklin Adams, granting an option to purchase 6,000,000 shares of common stock, par value
                           $0.001 with an option price set at 85% of the market price on the date of exercise.

10(ii)            19       Stock Option Agreement, dated February 8, 2004 by the
                           Company and Sandra Jorgensen, granting an option to purchase 4,000,000 shares of common stock, par value
                           $0.001 with an option price set at 85% of the market price on the date of exercise.

10(iii)           21       Stock Option Agreement, dated February 8, 2004 by the
                           Company and Ernie Burch, granting an option to purchase 6,000,000 shares of common stock, par value
                           $0.001 with an option price set at 85% of the market price on the date of exercise.

10(iv)            23       Stock Option Agreement, dated February 25, 2004 by
                           the Company and June Thomson, granting an option to purchase 6,000,000 shares of common stock, par value
                           $0.001 with an option price set at 85% of the market price on the date of exercise.

10(v)             25       Stock Option Agreement, dated February 25, 2004 by
                           the Company and George B. Phillips, granting an option to purchase 6,000,000 shares of common stock, par value $0.001 with an option price set at 85% of the market price on the date of exercise.

10(vi)            27       Stock Option Agreement, dated February 25, 2004 by
                           the Company and Steve Nickolas, granting an option to purchase 6,000,000 shares of common stock, par value
                           $0.001 with an option price set at 85% of the market price on the date of exercise.

10(vii)           29       Employment Agreement, dated March 1, 2004, between
                           the Company and George B. Phillips for a term of two years, to search out and formulate potential mining opportunities in the country of Mexico.

10(viii)          30       Employment Agreement, dated March 1, 2004, between
                           the Company and Sandra Jorgensen for a term of two years, to provide administrative services for the company.

10(ix)            34       Stock Option Agreement, dated March 15, 2004 by the
                           Company and Sandra Jorgensen, granting an option to purchase 10,000,000 shares of common stock, par value
                           $0.001 with an option price set at 85% of the market price on the date of exercise.

10(x)             36       Employment Agreement, dated March 20, 2004 between
                           the Company and Ramiro Trevizo for a term of two years, to provide development of potential mining opportunities in the country of Mexico.

10(xi)            37       Stock Option Agreement, dated March 23, 2004 by the
                           Company and Ramiro Trevizo, granting an option to purchase 10,000,000 shares of common stock, par value
                           $0.001 with an option price set at 85% of the market price on the date of exercise.

10(xii)           39       Stock Option Agreement, dated March 23, 2004 by the
                           Company and Rebecca Miller, granting an option to purchase 10,000,000 shares of common stock, par value
                           $0.001 with an option price set at 85% of the market price on the date of exercise.

10(xiii)          41       Employment Agreement, dated March 23, 2004 between
                           the Company and Rebecca Anne Miller, for a term of two years, to assist the Company in its evaluation of mining opportunities within the country of Mexico.

10(xiv)           43       Employment Agreement, dated March 24, 2004 between
                           the Company and Steve Nickolas, for a term of two years, to provide services to the Company related to the development and establish of a water bottling operation, related to the proposed acquisition of Impact Beverages.

10(xv)            45       Employment Agreement, dated March 26, 2004 between
                           the Company and June Thomson Sparks, for a term of two years, to provide marketing and public relations services related to the development of a water bottling operation, related to the proposed acquisition of Impact Beverages.

Subsequent to the end of the quarter:

10(xvi)           46       Employment Agreement, dated April 1, 2004 between the
                           Company and Ernie Burch, for a term of two years, to serve as property manager, leasing agent and project manager for real estate held by the Company.

10(xvii)          48       Stock Option Agreement, dated April 2, 2004 by the
                           Company and A. Franklin Adams, granting an option to purchase 8,000,000 shares of common stock, par value
                           $0.001 with an option price set at 85% of the market price on the date of exercise.

10(xviii)         50       Stock Option Agreement, dated April 2, 2004 by the
                           Company and Ernie Burch, granting an option to purchase 8,000,000 shares of common stock, par value
                           $0.001 with an option price set at 85% of the market price on the date of exercise.

10(xix)           52       Stock Option Agreement, dated April 15, 2004 by the
                           Company and George B. Phillips, granting an option to purchase 6,000,000 shares of common stock, par value
                           $0.001 with an option price set at 85% of the market price on the date of exercise.

10(xx)            54       Stock Option Agreement, dated April 15, 2004 by the
                           Company and Steven Nickolas, granting an option to purchase 6,000,000 shares of common stock, par value
                           $0.001 with an option price set at 85% of the market price on the date of exercise.


10(xxi)           56       Stock Option Agreement, dated April 15, 2004 by the
                           Company and June Thomson, granting an option to purchase 6,000,000 shares of common stock, par value
                           $0.001 with an option price set at 85% of the market price on the date of exercise.

31(I)             15       Certification of Chief Executive Officer and Chief
                           Financial Officer

32(ii)            16       Certification of Chief Executive Officer and Chief
                           Financial Officer

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by DFRC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 25th day of May, 2004.



Diversified Financial Resources Corporation

/s/ John Chapman
----------------------------------------------------------
John Chapman, President and Director

EXHIBIT 31(i)
     Certification Pursuant to 18 U.S.C. ss.1350, as adopted pursuant to
                  ss. 302 of the Sarbanes-Oxley Act of 2002
I, JOHN CHAPMAN, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Diversified Financial Resources Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have: (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and (c) Disclosed in this report any change in the registrant"s internal control over financial reporting that occurred during the registrant"s most recent fiscal quarter (the registrant"s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant"s internal control over financial reporting; and 5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant"s ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant"s internal control over financial reporting. Date: May , 2004


 John Chapman
Chief Executive Officer and Chief Financial Officer

Exhibit 32(i)
                  CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350,
 PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION
I, John Chapman, Chief Executive Officer and Chief Financial Officer of Diversified Financial Resources Corporation (the "Registrant"), do hereby certify in accordance with 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, based on my knowledge: (1) the Quarterly Report on Form 10-QSB of the Registrant, to which this certification is attached as an exhibit (the "Report"), fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 (15 U.S.C. 78m); and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.
DATED: May      , 2004


John Chapman
Chief Executive Officer and
Chief Financial Officer

Exhibit 10(i)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 8th day of February 2004 by Diversified Financial Resources Corp. (the "Company") to A. Franklin Adams, a consultant of the Company ("Optionee") and a Utah resident.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Six Million (6,000,000), shares of the Company's common stock with an option price of 85% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.
                                      GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Six Million (6,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Delaware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                  Diversified Financial Resources Corp.


 /s/ A. Franklin Adams                        /s/ John Chapman
 ---------------------                        ------------------
A. Franklin Adams,  Optionee                     John Chapman, President

Exhibit 10(ii)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 8th day of February 2004 by Diversified Financial Resources Corp. (the "Company") to Sandra Jorgensen, a consultant of the Company ("Optionee") and a Utah resident.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Four Million (4,000,000), shares of the Company's common stock with an option price of 85% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.
                                      GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Four Million (4,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Delaware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources Corp.

 /s/ Sandra Jorgensen                        /s/ John Chapman
Sandra Jorgensen,  Optionee                John Chapman, President

Exhibit 10(iii)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 8th day of February 2004 by Diversified Financial Resources Corp. (the "Company") to Ernie Burch, a consultant of the Company ("Optionee") and a Utah resident.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Two Million (2,000,000), shares of the Company's common stock with an option price of 85% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.
                                      GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Two Million (2,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Delaware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources Corp.

 /s/ Ernie Burch                           /s/ John Chapman
Ernie Burch,  Optionee                     John Chapman, President

Exhibit 10(iv)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 25th day of February 2004 by Diversified Financial Resources Corp. (the "Company") to June Thompson, a consultant of the Company ("Optionee") and a Arizona resident.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Six Million (6,000,000), shares of the Company's common stock with an option price of 85% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.
                                      GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Six Million (6,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Delaware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources Corp.

 /s/ June Thomson                          /s/ John Chapman
June Thompson,  Optionee                   John Chapman, President

Exhibit 10(v)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 25th day of February 2004 by Diversified Financial Resources Corp. (the "Company") to George B. Phillips, a consultant of the Company ("Optionee") and a Texas resident.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Six Million (6,000,000), shares of the Company's common stock with an option price of 85% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.
                                      GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Six Million (6,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Delaware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources Corp.

 /s/ George B. Phillips                    /s/ John Chapman
 ----------------------                    -----------------
George B. Phillips,  Optionee              John Chapman, President

Exhibit 10(vi)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 25th day of February 2004 by Diversified Financial Resources Corp. (the "Company") to Steve Nickolas, a consultant of the Company ("Optionee") and a Arizona resident.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Six Million (6,000,000), shares of the Company's common stock with an option price of 85% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.
                                      GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Six Million (6,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Delaware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources Corp.

 /s/ Steve Nickolas                        /s/ John Chapman
Steve Nickolas,  Optionee                 John Chapman, President

Exhibit 10(vii)

                              Employment Agreement

AGREEMENT made this 1st of March 2004, between Diversified Financial Resources Corporation, a Delaware corporation whose corporate headquarters are located at 1771 Wolviston Way, San Diego, California 92154 (herein after referred to as "Company"), and George B. Phillips, an individual whose address is 1748 Bealmead Dr., New Braunfels, Texas 78130 (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would provide services related to the searching for and development of potential mining opportunities for the Company in the state of Texas.

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

         To search out and formulate the development of potential mining opportunities within the country of Mexico, included in these duties shall be to locate mining claims that are optionable, which claims have proven mineral reserves, making contact with the holders of such claims and begin negotiations on behalf of the Company and introduce such person to the Company.

3. Compensation, Term, and Termination:

As compensation for his services, Employee shall receive the following compensation:

A base salary of Two Thousand Five Hundred dollars per Month ($2,500.00), to be paid on a bi-monthly basis, calculated on a total of 2 payments per month.

Payment of base salary may be in the form of cash payments, stock awards of unrestricted stock or stock options or in other forms as agreed upon by the parties.

The Employee shall be entitled to yearly vacation/personal time as set forth in the Employee handbook for the Company.

Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for two (2) years from the effective date of this agreement. The effective date of this agreement shall be March ___, 2004.

At all times, this employment contract is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or nonperformance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period.

4. Benefits, Bonuses and Expenses:

         (a) Company may provide for Employee benefits as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Such benefits shall be provided to Employee in such a manner as shall be determined by the Board of Directors. (2) Company may pay to Employee bonuses as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Employee acknowledges that Company makes no assurance that a bonus, if any, will be awarded to Employee for any services performed during any term of this employment contract.

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

(c) Waiver. Unless expressly set forth in detail in Exhibit A, Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to his employment by Company and not subject to the terms and conditions of this Agreement.

(d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonably require in connection with any litigation in which it is, or may become, a party after employment has terminated.

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

 Employee: George B. Phillips           Company: Diversified Financial Resources
                                                 Corporation

 /s/ George B. Phillips                              By: /s/ John Chapman
George B. Phillips, Individual                        John Chapman,
                                                      President

Exhibit 10(viii)
                              Employment Agreement

AGREEMENT made this 1st day of March 2004, between Diversified Financial Resources Corporation, a Nevada corporation whose corporate headquarters are located at 1771 Wolviston Way San Diego, CA 92154 (herein after referred to as "Company"), and Sandra Jorgensen, an individual whose address is 11924 South Brooklyn Drive, Sandy, Utah 84092, (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would provide Administrative services, for clients of the Company and for the Company and its related entities.

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

Administrative Assistant: Answer all incoming calls, file all corporate documents and maintain Corporate Book. Draft and type all correspondence, open and file corporate mail and provide administrative services as needed.

Accounts Receivable: copy all deposits, record in accounting system, and take deposits to the bank; Accounts Payable: pay invoices, attach copy to paid invoices and file documents.

Open and sort mail, stamp and date invoices, pay mortgages, update property and expense balance sheets and post rental income.


3. Compensation, Term, and Termination:

As compensation for his services, Employee shall receive the following compensation:

A base salary of Two Thousand Five Hundred dollars per month ($2,500.00), to be paid on a bi-monthly basis, calculated on a total of 24 payments per annum.

Payment of base salary may be in the form of cash payments, stock awards of unrestricted stock or stock options or in other forms as agreed upon by the parties.

The Employee shall be entitled to yearly vacation/personal time as set forth in the Employee handbook for the Company.

Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for two (2) years from the effective date of this agreement. The effective date of this agreement shall be March 1, 2004.

At all times, this employment contract is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or nonperformance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period.

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

(b) Return of confidential information. Upon termination of his employment with Company, all documents, records, notebooks, and similar repositories containing Confidential Information, including copies thereof, then in Employee's possession, whether prepared by him or others, shall be promptly returned to Company. If at any time after the termination of employment Employee determines that she has any Confidential Information in his possession or control, she shall immediately return to Company all such Confidential Information, including all copies and portions thereof.

(c) Waiver. Unless expressly set forth in detail in Exhibit A, Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to his employment by Company and not subject to the terms and conditions of this Agreement.

(d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonably require in connection with any litigation in which it is, or may become, a party after employment has terminated.

6. Binding Effect:

This Agreement shall be binding upon the parties hereto and upon their respective executors, administrators, legal representatives, successors, and assigns.

7. Enforcement:

The formation, effect, performance and construction of this Agreement shall be governed by the laws of the State of Utah of the United States of America.

8. Entire Agreement and Waiver of Prior Rights:

This Agreement and any attachments hereto constitute the entire agreement and understanding of the parties with respect to the subject matter hereof and supersede all prior agreements and understandings, whether oral or written, including, but not limited to, any prior agreement for compensation, in which compensation has not been paid. By executing this agreement, Employee acknowledges that she is waiving all rights granted by prior agreements. No modification or claimed waiver of any of the provisions hereof shall be valid unless in writing and signed by the duly authorized representative against whom such modification or waiver is sought to be enforced.

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


Employee:                               Company: Diversified Financial Resources
                                                 Corporation


/s/ Sandra Jorgensen                                 By:   /s/ John Chapman
Sandra Jorgensen, Individual                          John Chapman, President

Exhibit 10(ix)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 15th day of March 2004 by Diversified Financial Resources Corp. (the "Company") to Sandra Jorgensen, a consultant of the Company ("Optionee") and a Utah resident.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Ten Million (10,000,000), shares of the Company's common stock with an option price of 85% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.
                                      GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Ten Million (10,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Delaware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources Corp.

 /s/ Sandra Jorgensen                      /s/ John Chapman
Sandra Jorgensen,  Optionee                John Chapman, President

Exhibit 10(x)
                              Employment Agreement

AGREEMENT made this 20th day of March 2004, between Diversified Financial Resources Corporation, a Delaware corporation whose corporate headquarters are located at 1771 Wolviston Way, San Diego, California 92154 (herein after referred to as "Company"), and Ramiro Trevizo, an individual whose address is 8745 West Palm Lane, Phoenix, Arizona 85037 (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would provide services related to the searching for and development of potential mining opportunities for the Company in country of Mexico.

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

                  To search out and formulate the development of potential mining opportunities within the country of Mexico, included in these duties shall be to locate mining claims that are optionable, which claims have proven mineral reserves, making contact with the holders of such claims and begin negotiations on behalf of the Company and introduce such person to the Company.

3. Compensation, Term, and Termination:

As compensation for his services, Employee shall receive the following compensation:

A base salary of One Thousand Five Hundred dollars per Month ($1,500.00), to be paid on a bi-monthly basis, calculated on a total of 2 payments per month.

Payment of base salary may be in the form of cash payments, stock awards of unrestricted stock or stock options or in other forms as agreed upon by the parties.

The Employee shall be entitled to yearly vacation/personal time as set forth in the Employee handbook for the Company.

Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for two (2) years from the effective date of this agreement. The effective date of this agreement shall be March 1, 2004.

At all times, this employment contract is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or nonperformance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period.

4. Benefits, Bonuses and Expenses:

         (a) Company may provide for Employee benefits as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Such benefits shall be provided to Employee in such a manner as shall be determined by the Board of Directors. (2) Company may pay to Employee bonuses as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Employee acknowledges that Company makes no assurance that a bonus, if any, will be awarded to Employee for any services performed during any term of this employment contract.

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

(c) Waiver. Unless expressly set forth in detail in Exhibit A, Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to his employment by Company and not subject to the terms and conditions of this Agreement.

(d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonably require in connection with any litigation in which it is, or may become, a party after employment has terminated.

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

Employee: Ramiro Trevizo                Company: Diversified Financial Resources
                                                 Corporation

 /s/ Ramiro Trevizo                                  By: /s/ John Chapman
                                                         President

Exhibit 10(xi)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 23rd day of March 2004 by Diversified Financial Resources Corp. (the "Company") to Ramiro Trevizo, a consultant of the Company ("Optionee") and a resident of Mexico.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Ten Million (10,000,000), shares of the Company's common stock with an option price of 85% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.
                                      GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Ten Million (10,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Delaware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources Corp.

 /s/ Ramiro Trevizo                         /s/ John Chapman
Ramiro Trevizo,  Optionee                  John Chapman, President

Exhibit 10(xii)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 23rd day of March 2004 by Diversified Financial Resources Corp. (the "Company") to Rebecca Miller, a geologist of the Company ("Optionee") and a resident of Arizona.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Ten Million (10,000,000), shares of the Company's common stock with an option price of 85% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.
                                      GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Ten Million (10,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Delaware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources Corp.

 /s/ Rebecca Miller                         /s/ John Chapman
Rebecca Miller,  Optionee                 John Chapman, President

Exhibit 10(xiii)
                              Employment Agreement

AGREEMENT made this 23rd day of March 2004, between Diversified Financial Resources Corporation, a Delaware corporation whose corporate headquarters are located at 1771 Wolviston Way, San Diego, California 92154 (herein after referred to as "Company"), and Rebecca Anne Miller, an individual whose address is 933 E. Kelm Drive, Phoenix, Arizona, 85014 (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity as a Geologist provide services related to the evaluation of potential mining opportunities for the Company in country of Mexico and elsewhere.

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

         To assist the Company in its evaluation of potential mining opportunities within the country of Mexico and elsewhere, included in these duties shall be to evaluate and provide analysis in the areas of geological, geochemistry, environmental, water quality monitoring, material testing, permitting reclamation and risk based closure for identified potential mining opportunities on behalf of the Company and provide written documentation upon which the Company may provide to third parties in reliance upon her qualifications, education, training and experience.

3. Compensation, Term, and Termination:

As compensation for his services, Employee shall receive the following compensation:

A base salary of Five Hundred dollars per Month ($500.00), to be paid on a bi-monthly basis, calculated on a total of 2 payments per month.

Payment of base salary may be in the form of cash payments, stock awards of unrestricted stock or stock options or in other forms as agreed upon by the parties.

The Employee shall be entitled to yearly vacation/personal time as set forth in the Employee handbook for the Company.

Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for two (2) years from the effective date of this agreement. The effective date of this agreement shall be March 1, 2004.

At all times, this employment contract is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or nonperformance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period.

4. Benefits, Bonuses and Expenses:

         (a) Company may provide for Employee benefits as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Such benefits shall be provided to Employee in such a manner as shall be determined by the Board of Directors. (2) Company may pay to Employee bonuses as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Employee acknowledges that Company makes no assurance that a bonus, if any, will be awarded to Employee for any services performed during any term of this employment contract.

5. Disclosure of Confidential Information:

(a) Confidentiality. Except as required in the performance of his duties to Company, Employee shall treat as confidential and shall not, directly or indirectly, use, disseminate, disclose, publish, or otherwise make available any Confidential Information or any portion thereof.

(b) Return of confidential information. Upon termination of his employment with Company, all documents, records, notebooks, and similar repositories containing Confidential Information, including copies thereof, then in Employee's possession, whether prepared by him or others, shall be promptly returned to Company. If at any time after the termination of employment Employee determines that she has any Confidential Information in his possession or control, she shall immediately return to Company all such Confidential Information, including all copies and portions thereof.

(c) Waiver. Unless expressly set forth in detail in Exhibit A, Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to his employment by Company and not subject to the terms and conditions of this Agreement.

(d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonably require in connection with any litigation in which it is, or may become, a party after employment has terminated.

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

Employee: Rebecca Anne Miller           Company: Diversified Financial Resources
                                                 Corporation

 /s/ Rebecca Anne Miller                             By: /s/ John Chapman
                                                       President

Exhibit 10(xiv)
                              Employment Agreement

AGREEMENT made this 24th of March 2004, between Diversified Financial Resources Corporation, a Delaware corporation whose corporate headquarters are located at 1771 Wolviston Way, San Diego, California 92154 (herein after referred to as "Company"), and Steve Nickolas, an individual whose address is 21851 N. 79th , Scottsdale, Arizona, 85255 (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would provide accounting services, consulting, advise and preparation of financial documents, including the review of documents for clients of the Company and for the Company and its related entities.

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

         development of a water bottling company, including set up all operations for the bottling company, establish a plant, laboratory facilities within the plant site, find and retain a chemist to operate the laboratory, retain employees to operate the bottling plant, insure quality control of all operations of the plant, all purchasing of materials, shipping of product to purchasers, advertising and marketing of all product, develop retail business with major grocery store chains, supervise and manage new customer accounts and all aspects of customer service.


3. Compensation, Term, and Termination:

As compensation for his services, Employee shall receive the following compensation:

A base salary of Seven Thousand Five Hundred dollars per Month ($7,500.00), to be paid on a bi- monthly basis, calculated on a total of 2 payments per month.

Payment of base salary may be in the form of cash payments, stock awards of unrestricted stock or stock options or in other forms as agreed upon by the parties.

The Employee shall be entitled to yearly vacation/personal time as set forth in the Employee handbook for the Company.

Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for two (2) years from the effective date of this agreement. The effective date of this agreement shall be March 1, 2004.

At all times, this employment contract is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or nonperformance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period.
4. Benefits, Bonuses and Expenses:

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

(c) Waiver. Unless expressly set forth in detail in Exhibit A, Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to his employment by Company and not subject to the terms and conditions of this Agreement.

(d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonably require in connection with any litigation in which it is, or may become, a party after employment has terminated.

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


Employee: Steve Nickolas                Company: Diversified Financial Resources
                                                 Corporation



 /s/ Steve Nickolas                                  By: /s/ John Chapman
Steve Nickolas, Individual                           John Chapman, President

Exhibit 10(xv)
                              Employment Agreement

AGREEMENT made this 26th day of March 2004, between Diversified Financial Resources Corporation, a Delaware corporation whose corporate headquarters are located at 1771 Wolviston Way, San Diego, California 92154 (herein after referred to as "Company"), and June Thomson Sparks, an individual whose address is 34522 N. Scottsdale Rd., Scottsdale, Arizona 85262 (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would provide services related to the marketing and advertising of the Company's bottling plant products and services.

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

         Assist the Company and its other employees in the development of a water bottling plant and operation, including marketing through radio and television advertising and promotion, writing press releases, product information sheets and flyers, personal appearances in info-commercial television productions and radio advertising, Employee will have primary responsibility for the development of products and promotion of such products.

3. Compensation, Term, and Termination:

As compensation for his services, Employee shall receive the following compensation:

A base salary of Two Thousand Five Hundred dollars per Month ($2,500.00), to be paid on a bi-monthly basis, calculated on a total of 2 payments per month.

Payment of base salary may be in the form of cash payments, stock awards of unrestricted stock or stock options or in other forms as agreed upon by the parties.

The Employee shall be entitled to yearly vacation/personal time as set forth in the Employee handbook for the Company.

Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for two (2) years from the effective date of this agreement. The effective date of this agreement shall be March 1, 2004.

At all times, this employment contract is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or nonperformance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period.

4. Benefits, Bonuses and Expenses:

         (a) Company may provide for Employee benefits as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Such benefits shall be provided to Employee in such a manner as shall be determined by the Board of Directors. (2) Company may pay to Employee bonuses as it, in the sole discretion of Company's Board of Directors, shall deem appropriate. Employee acknowledges that Company makes no assurance that a bonus, if any, will be awarded to Employee for any services performed during any term of this employment contract.

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

(c) Waiver. Unless expressly set forth in detail in Exhibit A, Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to his employment by Company and not subject to the terms and conditions of this Agreement.

(d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonably require in connection with any litigation in which it is, or may become, a party after employment has terminated.

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

Employee: June Thompson Sparks          Company: Diversified Financial Resources
                                                  Corporation

 /s/ June Thomson Sparks                             By: /s/ John Chapman
June Thomson Sparks, Individual                    John Chapman
                                                     President

Exhibit 10(xvi)
                              Employment Agreement

AGREEMENT made this 1st day of April 2004, between Diversified Financial Resources Corporation, a Delaware corporation whose corporate headquarters are located at (herein after referred to as "Company"), and Ernie Burch, an individual whose address is 3359 South Main St. PMB 516 Salt Lake City, UT 84115 (hereinafter referred to as "Employee").

Employee has been, and desires to continue to be, employed by Company and Company desires to employ Employee in a capacity in which Employee would provide Property Management Services including rent collections and supervision of maintenance for the Company and for the Company and its related entities.

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

Property Manager ,Leasing Agent and Project Manager. Duties include rent collection, supervision of maintenance and remodeling of all properties and other duties and projects as assigned.


3. Compensation, Term, and Termination:

As compensation for his services, Employee shall receive the following compensation:

A base salary of One Thousand Six Hundred Twenty Five dollars per month ($1,625.00), to be paid on a bi-monthly basis, calculated on a total of 24 payments per annum.

Payment of base salary may be in the form of cash payments, stock awards of unrestricted stock or stock options or in other forms as agreed upon by the parties.

The Employee shall be entitled to yearly vacation/personal time as set forth in the Employee handbook for the Company.

Reimbursement for all Company approved expenses, if submitted to the Company within 45-days of incurring the expense.

This employment agreement shall continue for two (2) years from the effective date of this agreement. The effective date of this agreement shall be April 1, 2004.

At all times, this employment contract is subject to the right of either party to terminate the employment on two weeks notice. Company shall have the right to terminate such employment at any time in the event of default or nonperformance by Employee of any of the provisions of this Agreement. In the event of notice given by either party, Employee shall continue to work for Company for the full notice period, if so requested by Company. Company reserves the right at any time, with or without cause, to pay to Employee his full salary for any required notice period and to terminate his employment immediately or at any time during such notice period.

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

(c) Waiver. Unless expressly set forth in detail in Exhibit A, Employee waives any and all rights to claim that any discoveries, concepts, ideas, structures, processes, methods, formulae, or techniques have been made, acquired, conceived, or reduced to practice prior to his employment by Company and not subject to the terms and conditions of this Agreement.

(d) Assistance with litigation. Employee shall upon reasonable notice, furnish such information and proper assistance to the Company as it may reasonably require in connection with any litigation in which it is, or may become, a party after employment has terminated.

6. Binding Effect:

This Agreement shall be binding upon the parties hereto and upon their respective executors, administrators, legal representatives, successors, and assigns.

7. Enforcement:

The formation, effect, performance and construction of this Agreement shall be governed by the laws of the State of Utah of the United States of America.

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


Employee:                             Company: Diversified Financial Resources
                                               Corporation

 /s/ Ernie Burch                          By:   /s/ John Chapman
Ernie Burch, Individual                     John Chapman, President

Exhibit 10(xvii)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 2nd day of April 2004 by Diversified Financial Resources Corp. (the "Company") to A. Franklin Adams, a consultant of the Company ("Optionee") and a Utah resident.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Eight Million (8,000,000), shares of the Company's common stock with an option price of 85% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.
                                      GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Eight Million (8,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Delaware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources Corp.

 /s/ A. Franklin Adams                                         /s/ John Chapman
 ---------------------                                         ----------------
A. Franklin Adams,  Optionee                             John Chapman, President

Exhibit 10(xviii)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 2nd day of April 2004 by Diversified Financial Resources Corp. (the "Company") to Ernie Burch, a consultant of the Company ("Optionee") and a Utah resident.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Eight Million (8,000,000), shares of the Company's common stock with an option price of 85% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S- 8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.

                                      GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Eight Million (8,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise..


          4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Delaware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources Corp.

 /s/ Ernie Burch                           /s/ John Chapman
Ernie Burch,  Optionee                     John Chapman, President

Exhibit 10(xix)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 15th day of April 2004 by Diversified Financial Resources Corp. (the "Company") to George B. Phillips, a consultant of the Company ("Optionee") and a Texas resident.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Six Million (6,000,000), shares of the Company's common stock with an option price of 85% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.
                                      GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Six Million (6,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Delaware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources Corp.

 /s/ George B. Phillips                     /s/ John Chapman
 ----------------------                     ----------------
George B. Phillips,  Optionee              John Chapman, President

Exhibit 10(xx)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 15th day of April 2004 by Diversified Financial Resources Corp. (the "Company") to Steve Nickolas, a consultant of the Company ("Optionee") and a Arizona resident.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Six Million (6,000,000), shares of the Company's common stock with an option price of 85% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.
                                      GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Six Million (6,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Delaware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources Corp.

 /s/ Steve Nickolas                         /s/ John Chapman
Steve Nickolas,  Optionee                  John Chapman, President

Exhibit 10(xxi)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 15th day of April 2004 by Diversified Financial Resources Corp. (the "Company") to June Thomson, a consultant of the Company ("Optionee") and a Arizona resident.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Six Million (6,000,000), shares of the Company's common stock with an option price of 85% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.
                                      GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Six Million (6,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise.

         4. Optionee Not an Affiliate. Optionee hereby represents, warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute owner of this Option for all purposes. This Option is exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this Agreement shall be governed by the laws of the State of Delaware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources Corp.

 /s/ June Thomson                           /s/ John Chapman
June Thomson,  Optionee                    John Chapman, President