Form 10QSB
period 2004-06-30
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2004-08-26
CIK 1029802

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB



(Mark One)
   [X]   Quarterly report under Section 13 or 15(d) of the Securities
Exchange
         Act of 1934 for the quarterly period ended June 30, 2004.

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

                                 Yes [X] No [ ]

         The number of outstanding shares of the issuer's common stock, no par value (the only class of voting stock), as of August 18, 2004 was 1,090,707,949.

                                TABLE OF CONTENTS

                          PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................................4

ITEM 3 CONTROLS AND PROCEDURES.................................................8

                                      PART II

ITEM 1. LEGAL PROCEEDINGS......................................................8

ITEM 2. CHANGES IN SECURITIES .................................................8

ITEM 3. DEFAULTS UPON SENIOR SECURITIES........................................8

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...................8

ITEM 5. OTHER INFORMATION .....................................................8

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................13


SIGNATURES....................................................................15

                          PART I- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

         As used herein, the term "Company" refers to Diversified Financial Resources Corporation, a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended June 30, 2004, and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.

INDEX TO FINANCIAL STATEMENTS

Unaudited Consolidated Balance Sheet as of June 30, 2004.....................F-2

Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003.................................................F-3

Unaudited Consolidated Statements of Cash Flows for the six months ended
June 30, 2004 and 2003.......................................................F-4

Notes to the Unaudited Financial Statements..................................F-5

                DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                -------------------------------------------
                    UNAUDITED CONSOLIDATED BALANCE SHEET
                    ------------------------------------


                                ASSETS
                                ------          June 30,        December 31,
                                                 2004              2003
                                              (Unaudited)
                                            ---------------   ---------------
Current assets:
Cash                                        $        15,581   $         8,006
Investments, available for sale                      19,548            19,548
Accounts receivable                                  28,847                 -
Accounts receivable -related party                    9,272                 -
Notes receivable                                     58,691            91,952
Deposits                                             10,934            12,215
                                            ---------------   ---------------

          Total current assets                      142,873           131,721
                                            ---------------   ---------------

Property, equipment and software, net               775,707         1,332,338
                                            ---------------   ---------------

          Total assets                      $       918,580   $     1,464,059
                                            ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
Accounts payable                            $       202,461   $        93,629
Accrued expenses                                     21,693            48,268
Note payable-related party                           64,344            55,776
Notes payable, current portion                      404,462           987,893
                                           ---------------   ---------------

          Total current liabilities                 692,960         1,185,566
                                            ---------------   ---------------

Lines of credit                                     260,555           260,950
Notes payable, net of current portion               404,986           107,637
                                            ---------------   ---------------

          Total liabilities                       1,358,501         1,554,153
                                            ---------------   ---------------

Stockholders' equity (deficit):
Preferred stock, $.001 par value,
2,000,000 shares authorized, 13,150
shares issued and outstanding at June
30, 2004 and December 31, 2003
respectively                                             13                13
Common stock, no par value, 10,000,000,000
shares authorized, 345,707,949 and
11,207,949 shares issued and outstanding
at June 30, 2004 and December 31, 2003           16,884,668        13,692,748

Accumulated other comprehensive loss               (45,453)          (45,453)
Accumulated deficit                            (17,279,149)      (13,737,402)
                                            ---------------   ---------------

      Total stockholders' equity (deficit)        (439,921)          (90,094)
                                            ---------------   ---------------

      Total liabilities and stockholders'
      equity                                $       918,580   $     1,464,059
                                            ===============   ===============



              See accompanying notes to financial statements.

                                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    For the                        For the
                                          Three Months Ended June 30    Six Months Ended June 30
                                          --------------------------   --------------------------
                                              2004          2003           2004          2003
                                          ------------  ------------   ------------  ------------

Revenue                                   $     31,273  $      9,430   $     47,957  $     18,506

General and administrative expenses            405,402        96,823      3,303,786       135,770
                                          ------------  ------------   ------------  ------------

     Loss from operations                    (374,129)      (87,393)    (3,255,829)     (117,264)
                                          ------------  ------------  ------------  ------------

Impairment loss                                      -             -               -      (22,602)
Interest expense                              (35,046)       (9,746)       (73,871)      (20,115)
Loss on surrender of property                (272,966)             -      (272,966)             -
                                          ------------  ------------   ------------  ------------

Net loss before minority interest and
provision for income taxes                   (682,141)      (97,139)    (3,602,666)     (159,981)
                                          ------------  ------------   ------------  ------------

Provision for income taxes                           -             -               -             -
                                          ------------  ------------   ------------  ------------

Loss before minority interest                (682,141)      (97,139)    (3,602,666)     (159,981)

Minority interest in net loss of
subsidiaries                                    58,942             -         60,919             -
                                          ------------  ------------   ------------  ------------

          Net loss                        $  (623,199)  $   (97,139)   $(3,541,747)  $  (159,981)
                                          ============  ============   ============  ============


Net loss per share - basic and diluted    $     (0.00)  $     (0.01)   $     (0.03)  $     (0.03)
                                          ------------  ------------   ------------  ------------


Weighted average number of common
shares outstanding - basic and diluted    165,466,191     8,152,000    105,817,839     4,651,000
                                          ============  ============   ============  ============


                                  See accompanying notes to financial  statements

                                                        F-3

                    DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          For the six months ended June 30,
                                               2004                2003
                                         ----------------    ----------------
Cash flows from operating activities:
-------------------------------------
Net loss                                 $    (3,541,747)    $      (159,981)
Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation                                    13,587               5,074
   Loss on surrender of property                  272,966              22,602
   Common stock issued for compensation
   and services                                 3,191,920                   -
   Changes in assets and liabilities
    Accounts receivable                          (28,847)                   -
    Prepaid expenses                                    -            (31,619)
    Deposits                                        7,914                   -
    Other assets                                        -               (200)
    Accounts payable                              108,832            (47,424)
    Accrued expenses                             (26,575)              64,480
    Minority interest                                   -            (49,295)
                                         ----------------    ----------------

   Net cash used in operating activities          (1,950)           (196,363)
                                         ----------------    ----------------

Cash flows from investing activities:
-------------------------------------
Proceeds from notes receivable                    33,261                   -
Purchase of property, equipment and
  software                                        (5,007)                   -
Net cash received in acquisitions                      -              20,451
                                         ----------------    ----------------

   Net cash provided by investing
    activities                                     28,254              20,451
                                         ----------------    ----------------

Cash flows from financing activities:
-------------------------------------
Decrease in line of credit                          (395)             (1,602)
Principal payments on notes payable              (17,630)               (287)
Change in related party accounts                    (704)               1,084
Issuance of common stock                                -             445,588
                                         ----------------    ----------------

   Net cash (used in) provided by
   financing activities                          (18,729)             444,783
                                         ----------------    ----------------

   Net increase in cash                             7,575             268,871

Cash, beginning of period                           8,006               1,740
                                         ----------------    ----------------

Cash, end of period                      $         15,581    $        270,611
                                         ================    ================

Supplemental information on non-cash
investing and financing activities:
Common stock issued for compensation
and services                            $        481,500    $              -
                                        ================    ================

                See accompanying notes to financial statements

                DIVERSIFIED FINANCIAL RESOURCES CORPORATION
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


Note 1 - Basis of Presentation
------------------------------

The financial information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10- KSB for the year ended December 31, 2003, and Form 8-K/A.

Note 2 - Additional Footnotes Included By Reference
---------------------------------------------------

Except as indicated in the following notes, there have been no other material changes in the information disclosed in the notes to the consolidated financial statements included in the Company's Form 10-KSB for the year-ended December 31, 2003. Therefore, those footnotes are included herein by reference.


Note 3 - Going Concern
----------------------

The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. The Company has continued to sustain losses as well as negative cash flow from operations. These conditions raise substantial doubt about the Company's abililty to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to achieving profitable operations and/or obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful.

Note 4 - Property Surrendered in Lieu of Foreclosure
----------------------------------------------------

The Company's building, located in Wichita, KS was surrendered to the lender in lieu of foreclosure for the full cancellation of all notes and other obligations secured by the mortgage. The transaction resulted in the Company reducing the following assets and liabilities:

Property and equipment, net                     $ (548,051)
Notes payable                                      268,452
Accounts payable                                     6,633
                                                ----------

Loss on property surrendered in lieu of
foreclosure                                     $  272,966
                                                ==========



Note 5 - Capital Stock
----------------------

During the 3 months ended June 30, 2004, the Company issued 264,000,000 shares of common stock for compensation and services rendered, valued at a total of $481,500.

During the quarter, the Company amended its Articles of Incorporation to authorize to issue Ten Billion Two Million shares of stock, consisting of the following classes: Ten Billion shares of common stock with no stated par value per share and Two Million shares of Preferred Stock, par value $0.001 per share.

                DIVERSIFIED FINANCIAL RESOURCES CORPORATION
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


Note 6 - Subsequent Event

Subsequent to the period ended June 30, 2004, the Company issued 745,000,000 shares of common stock for compensation and services, valued at a total of $430,500.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

As used herein the term "DFRC" or the "Company" refers to Diversified Financial Resources Corporation, its subsidiaries and predecessors, unless indicated otherwise. DFRC was incorporated in the State of Delaware on January 6, 1993, as Vaxcel, Inc. On December 19, 2000, DFRC changed its name to eLocity Networks, Inc. On August 6, 2002, DFRC changed its name to Diversified Financial Resources Corporation. DFRC currently has five organized subsidiary corporations, Diversified Holdings XIX, Inc., MT&C Diversified Land & Natural Resource Corp., Wichita Development Corporation, Wichita Properties, Inc. and Salt Lake Development Corporation. Expansion into the medical technology, industrial manufacturing, hospitality, mortgage finance and energy generation fields are being explored by DFRC.

General
-------

DFRC operates as a holding company. DFRC intends to seek to acquire and eventually manage a diverse comprehensive portfolio of companies operating in several industry sectors including but not limited to real estate, mining and other operations. Plans for such business development are more fully described in DFRC's website www.dfrc.net.

Efforts to pursue and develop these goals has lead DFRC over the past six months to employ several additional employees and consultants. These employees and consultants were hired to meet specific needs of DFRC and each has a unique or specific objective for which they were retained. The needs of the Company are to assess business environments, financial statements and merger candidates and to evaluate operations and potential contracts for the Company.

The knowledge of these consultants and employees is crucial to the success of DFRC's plans. As the Company matures and assumes greater responsibilities, the need for skilled employees and consultants with developed abilities will grow. DFRC has been developing employees and consultants as organizational and strategic leadership for the Company. DFRC presently has employees or consultants working in its Utah office, with additional staff located in Arizona, Mexico, New Jersey, West Virginia, California and Texas, each working on projects for DFRC and its subsidiaries.

During the quarter ending June 30, 2004, DFRC has used a policy of limited cash payments to its employees and consultants and has relied primarily on the issuance of DFRC's common stock registered under the Company's S-8 Registration Statement for employee and consultants compensation. During the quarter ended June 30, 2004, DFRC issued 264,000,000 shares of common stock registered under its S-8 Registration Statement.

DFRC's operations are currently organized as follows:


                                 DFRC
                           ----------------
                                  =
                                  =
                  ---------------------------------
                  =               =               =
                  =               =               =
             ----------    --------------  ---------------
                              MT& C DIV.
                               LAND &       DIV. HOLDINGS
               WICHITA         NATURAL          XIX
                              RESOURCES
             ----------    --------------  ---------------
                  =
                  =
        ------------------------
        =                      =
        =                      =
----------------     ----------------------
   SALT LAKE
   DEVELOPMENT         WICHITA PROPERTIES
      CORP.                   INC.
----------------     ----------------------


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

On June 30, 2003, DFRC entered into a Stock Purchase Agreement with Nexia Holdings, Inc. through which it acquired a controlling interest in Wichita Development Corporation. Wichita owned an office building located in Wichita, Kansas. This Kansas property was the subject of a judicial foreclosure action filed in the State of Kansas. The Company signed an agreement and delivered a deed in lieu of foreclosure to the mortgage holder. Wichita has cooperated with the mortgage holder with regard to the property to facilitate conveyance of the property to the mortgage holder. The loss on the deed in lieu of foreclosure of $272,966 is recorded in the accompanying financial statements.

During the quarter ended June 30, 2004 DFRC contracted for repair and improvement work to be done on two of its residential properties. Total charges of $5,005 were agreed upon to repair minor fire damage to the residential property located on 3970 South in Salt Lake City. The repairs and improvements included repairs to the vinyl flooring, painting, refacing of the kitchen cabinets and other cleaning and replacements of items on the property. The total charges agreed upon for improvements and renovations to be done on the Layton residential property totaled $14,534. These improvements include finish work on the basement, including a bathroom, replacement of floor coverings and painting throughout the property.

Land and Natural Resources
--------------------------

DFRC has retained professionals and consultants to evaluate and investigate potential mining and mineral interests in the country of Mexico and other potential agricultural operations. None of these interests are yet developed to the point where DFRC can identify such potential acquisitions and the possible benefits. DFRC's interest in the development of land and natural resources continues as the focus of several of its employees and consultants and will be a part of the future business plans of the Company.

RESULTS OF OPERATIONS

The following discussion and analysis should be considered in light of recent changes in management and operational focus in conjunction with the financial statements for the six month periods ended June 30, 2004 and 2003.

During the three months ended June 30, 2004, the Company's revenues were $31,273 compared with $9,430 for the comparable period in 2003, a $21,843 or 232% increase. Revenues for the six months ended June 30, 2004, were $47,957 compared with $18,506 for the comparable period in 2003, a $29,451 or 159% increase. The increase in revenues for the three and six months ended June 30, 2004 was attributable to operation of certain rental properties during these periods compared to beginning operations for the comparable periods in 2003.

During the three months ended June 30, 2004, the Company's general and administrative expenses were $405,402 compared with $96,823 for the comparable period in 2003, a $308,579 or 319% increase. General and administrative expenses for the six months ended June 30, 2004, were $3,303,786 compared to $135,770 for the comparable period in 2003, a 3,168,016 or 2,333% increase. The increase in expenses for the three and six months ended June 30, 2004, was primarily attributable to compensation for services rendered relative to the potential acquisition of investment properties, and the operation of the Company's real estate with no comparable expenses for the prior year comparable periods.

During the three months ended June 30, 2004, the Company's loss from operations was $374,129 compared with $87,393 for the comparable period in 2003 a $286,736 or 328% increase in losses. The net loss from operations for the six month period ended June 30, 2004, was $3,255,829 compared with $117,264 for the comparable period in 2003, a $3,138,565 or 2,676% increase in losses. The increase in loss from operations for the three and six months ended June 30, 2004, was due to the activities related to the potential acquisition of real estate operations during these periods versus no operations in for the comparable periods in 2003.

During the three months ended June 30, 2004, the Company recorded a net loss of $623,199 compared to $97,139 for the comparable period in 2003, an increase of $526,060 or 542%. The Company recorded a net loss of $3,602,666 for the six months ended June 30, 2004 compared to $159,981 for the comparable period in 2003, an increase of $3,442,685 or 2,152%. The increase in net losses for the three and six months ended June 30, 2004, is attributable to the additional expenses relating to activities related to the potential acquisition of merger candidates, and the acquisition of the Company's real estate operations.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2004, the Company had current assets of $142,873 compared to current assets of $131,721 as of December 31, 2003. The Company had a working capital deficit of $550,087 for the period ending June 30, 2004, compared to a working capital deficit of $1,053,845 for the year ended December 31, 2003, a $503,758 improvement. The Company's working capital improved as a result of cash received from the exercise of options to certain employees and contractors and to the Company's strategy of issuing common stock in exchange for services in 2004 versus cash payments made in the comparable period in 2003.

Total stockholders' deficit was $439,921 as of June 30, 2004, compared to $90,094 as of December 31, 2003. The increase is primarily attributable to operating losses.

Net cash flow used in operating activities was $1,950 for the six months ended June 30, 2004, compared to net cash flow used in operating activities of $196,363 for the six months ended June 30, 2003. Changes in cash flows from operating activities for the six months ended June 30, 2003, are primarily attributable to non-cash charges rlated to the property surrendered in lieu of foreclosure and the issuance of common stock for compensation and services.

Net cash flow provided by investing activities was $28,254 for the six months ended June 30, 2004, compared to net cash flow provided by investing activities of $20,451 for the same period in 2003. Net cash flow provided by investing activities fluctuated as a result of payments received on certain receivables, for the period ended June 30, 2004 versus cash received in acquisitions for the comparable period in 2003.

Net cash flow used in financing activities was $18,729 for the six months ended June 30, 2004, compared to net cash flows provided by financing activities of $444,783 for the six months ended June 30, 2003. The decrease in net cash flow provided by financing activities was due to principal reductions on notes payable in 2004 compared to the sale of $445,588 of common stock for the comparable period in 2003, primarily for services rendered.

Due to DFRC's debt service on real estate holdings, willingness to acquire properties with negative cash flow , and DFRC's plans to enter the coal reclamation business, DFRC anticipates cash flow shortages. DFRC plans to raise additional funds through the sale of its common stock to fund such shortages or obtain debt financing.

ABILITY TO CONTINUE AS A GOING CONCERN

DFRC's ability to continue as a going concern is in doubt, as DFRC has incurred a loss from its operations during the calendar year 2003, during the six months ended June 30, 2004 and has had losses in prior years as well. To date, DFRC's operations have been sustained in large part by the issuance of DFRC's shares of common stock for services rendered. DFRC will need to substantially increase its operating income, and raise significant additional capital, as to which there is no assurance. In the event that these events do not take place DFRC may not be able to continue as a going concern over the next 12 months.

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

ITEM 3  CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of June 30, 2004) that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

During the second quarter of 2004, no material developments occurred regarding DFRC's legal proceedings, except as set forth herein below. For more information please see DFRC's Form 10- KSB for the year ended December 31, 2003.

ITEM 2. CHANGE IN SECURITIES

During the three months ended June 30, 2004, the Company issued 264,000,000 shares of common stock for compensation and services rendered, valued at a total of $481,500.

During the quarter, the Company amended its Articles of Incorporation to authorize to issue Ten Billion Two Million shares of stock, consisting of the following classes: Ten Billion shares of common stock with no stated par value per share and Two Million shares of preferred stock, par value $0.001 per share.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER5S

None.

ITEM 5. OTHER INFORMATION

On April 2, 2004 the board of directors of the Company authorized the issuance of 1,000,000 shares of common stock to Francis Zubrowski for services he provided to the Company. The shares were issued pursuant to the S-8 Registration Statement of the Company and its employee benefit plan.

On April 2, 2004, DFRC entered into a Stock Option Agreement with A Franklin Adams, granting an option to purchase 8,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise.

On April 2, 2004, DFRC entered into a Stock Option Agreement with Ernie Burch, granting an option to purchase 8,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise.

On April 2, 2004, the Company's board of directors authorized the issuance of 16,000,000 options for the Company's common stock to 8 employees of the Company, pursuant to the S-8 Registration Statement of the Company in the form of options, good for the purchase of shares at 85% of the market price on the date of exercise.

On April 15, 2004, DFRC entered into a Stock Option Agreement with Steve Nickolas, granting an option to purchase 6,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise.

On April 15, 2004, DFRC entered into a Stock Option Agreement with June Thompson, granting an option to purchase 6,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise.

On April 15, 2004, DFRC entered into a Stock Option Agreement with George B. Phillips, granting an option to purchase 6,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise.

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

On May 12, 2004, DFRC entered into a Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 3,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise.

On May 12, 2004, DFRC entered into a Stock Option Agreement with Ernie Burch, granting an option to purchase 3,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise.

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

On May 26, 2004, DFRC entered into a Stock Option Agreement with A Franklin Adams, granting an option to purchase 2,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise.

On May 26, 2004, DFRC entered into a Stock Option Agreement with Ramiro Trevizo, granting an option to purchase 20,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On May 26, 2004, DFRC entered into a Stock Option Agreement with June Thompson, granting an option to purchase 20,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On May 26, 2004, DFRC entered into a Stock Option Agreement with George B. Phillips, granting an option to purchase 16,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise.

On May 26, 2004, DFRC entered into a Stock Option Agreement with Al Pietrangelo, granting an option to purchase 15,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On May 27, 2004, the Company's board of directors authorized the issuance of 16,000,000 options for the Company's common stock to 8 employees of the Company, pursuant to the S-8 Registration Statement of the Company. The employees exercised options to purchase the shares at a price of 85% of market price for the shares on the date of exercise.

On June 3, 2004, DFRC entered into a Stock Option Agreement with Rebecca Miller, granting an option to purchase 13,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On June 3, 2004, DFRC entered into a Stock Option Agreement with Ernie Burch, granting an option to purchase 14,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On June 3, 2004, DFRC entered into a Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 14,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On June 3, 2004, DFRC entered into a Stock Option Agreement with David Maughan, granting an option to purchase 14,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On June 4, 2004, DFRC entered into a Stock Option Agreement with A Franklin Adams, granting an option to purchase 14,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On June 4, 2004, the Company's board of directors authorized the issuance of 18,000,000 options for the Company's common stock to 9 employees of the Company, pursuant to the S-8 Registration Statement of the Company. The employees exercised options to purchase the shares at a price of 75% of market price for the shares on the date of exercise.

On June 8, 2004, the Company's board of directors authorized the issuance of 50,000,000 options for the Company's common stock to 9 employees of the Company, pursuant to the S-8 Registration Statement of the Company. The employees exercised options to purchase the shares at a price of 75% of market price for the shares on the date of exercise.

On June 16, 2004, the Company's board of directors authorized the issuance of 66,000,000 options for the Company's common stock to 10 employees of the Company, pursuant to the S-8 Registration Statement of the Company. The employees exercised options to purchase the shares at a price of 75% of market price for the shares on the date of exercise.

On June 18, 2004, DFRC entered into a Stock Option Agreement with Tim Hall, granting an option to purchase 17,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On June 28, 2004, the Company filed post effective amendment Number Three to the Company's S-8 Registration Statement increasing the number of registered shares of common stock by 300,000,000 shares. The total number of shares registered under the S-8 then totaled 550,000,000 shares.

On June 29, 2004, DFRC entered into a Stock Option Agreement with Ernie Burch, granting an option to purchase 24,500,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On June 29, 2004, DFRC entered into a Stock Option Agreement with George B. Phillips, granting an option to purchase 13,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On June 29, 2004, DFRC entered into a Stock Option Agreement with David Maughan, granting an option to purchase 24,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On June 29, 2004, DFRC entered into a Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 5,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On June 29, 2004, DFRC entered into a Stock Option Agreement with Al Pietrangelo, granting an option to purchase 65,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On June 29, 2004, DFRC entered into a Stock Option Agreement with Rebecca Miller, granting an option to purchase 14,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On June 29, 2004, DFRC entered into a Stock Option Agreement with A Franklin Adams, granting an option to purchase 18,500,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On June 30, 2004, the Company's board of directors authorized the issuance of 50,000,000 options for the Company's common stock to 10 employees of the Company, pursuant to the S-8 Registration Statement of the Company. The employees exercised options to purchase the shares at a price of 75% of market price for the shares on the date of exercise.

SUBSEQUENT TO THE END OF THE QUARTER

On July 1, 2004, DFRC entered into a Stock Option Agreement with Tim Hall, granting an option to purchase 10,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On July 2, 2004, DFRC entered into a Stock Option Agreement with Tim Hall, granting an option to purchase 20,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On July 3, 2004, DFRC entered into a Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 25,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On July 3, 2004, DFRC entered into a Stock Option Agreement with Tim Hall, granting an option to purchase 20,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On July 5, 2004, DFRC entered into a Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 25,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On July 5, 2004, DFRC entered into a Stock Option Agreement with Tim Hall, granting an option to purchase 20,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On July 5, 2004, DFRC entered into a Stock Option Agreement with June Thompson, granting an option to purchase 21,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise.

On July 5, 2004, DFRC entered into a Stock Option Agreement with Ramiro Trevizo, granting an option to purchase 19,500,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On July 6, 2004, DFRC entered into a Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 25,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On July 6, 2004, the Company's board of directors authorized the issuance of 200,000,000 options for the Company's common stock to 10 employees of the Company, pursuant to the S-8 Registration Statement of the Company. The employees exercised options to purchase the shares at a price of 75% of market price for the shares on the date of exercise.

On July 6, 2004, DFRC entered into a Stock Option Agreement with Tim Hall, granting an option to purchase 20,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On July 14, 2004, DFRC entered into a Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 28,500,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On July 14, 2004, DFRC entered into a Stock Option Agreement with Tim Hall, granting an option to purchase 37,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On July 15, 2004, the Company's board of directors authorized the issuance of 45,000,000 options for the Company's common stock to 11 employees of the Company, pursuant to the S-8 Registration Statement of the Company. The employees exercised options to purchase the shares at a price equal to 75% of market price for the shares on the date of exercise.

On July 16, 2004 the Company filed post effective amendment Number Four to the Company's S-8 Registration Statement increasing the number of registered shares of common stock by 600,000,000 shares. The total number of shares registered under the S-8 then totaled 1,150,000,000 shares.

On July 20, 2004, DFRC entered into a Stock Option Agreement with A Franklin Adams, granting an option to purchase 26,500,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On July 21, 2004, the Company's board of directors authorized the issuance of 100,000,000 options for the Company's common stock to 11 employees of the Company, pursuant to the S-8 Registration Statement of the Company. The employees exercised options to purchase the shares at a price equal to 75% of market price for the shares on the date of exercise.

On July 29, 2004, DFRC entered into a Stock Option Agreement with David Maughan, granting an option to purchase 40,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On July 29 2004, DFRC entered into a Stock Option Agreement with Ramiro Trevizo, granting an option to purchase 40,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On July 29, 2004, DFRC entered into a Stock Option Agreement with Tim Hall, granting an option to purchase 42,500,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On July 30, 2004, DFRC entered into a Stock Option Agreement with Ernie Burch, granting an option to purchase 40,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On August 3, 2004, DFRC entered into a Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 45,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On August 3, 2004, DFRC entered into a Stock Option Agreement with Rebecca Miller, granting an option to purchase 12,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

On August 4, 2004, the Company's board of directors authorized the issuance of 100,000,000 options for the Company's common stock to 11 employees of the Company, pursuant to the S-8 Registration Statement of the Company. The employees exercised options to purchase the shares at a price equal to 75% of market price for the shares on the date of exercise.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

Reports on Form 8-K. The Company filed two reports on Form 8-K during the quarter for which this report is filed. The reports are as follows:

None


Subsequent to the end of the quarter a report on Form 8-K was filed:


(1) August 12, 2004, DFRC filed an 8-K report setting forth that on August 11, 2004 the Company dismissed its auditor Jones Simkins LLC and retained Mendoza Berger & Company, LLP, located in Irvine, California to serve as its principal accountant.

                               INDEX OF EXHIBITS
Exhibit       Page
No.           No.          Description
---           ---          -----------

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

3(i)(b)       *            Amendment to Certificate of Incorporation dated
                           February 16, 2000 to change name of DFRC from Vaxcel, Inc. to Chattown.com Networks, Inc. (Incorporated by reference from Exhibit 3(i)(b) of DFRC's Form 10- QSB for the six months ended June 30, 2002)

3(i)(c)       *            Amendment to Certificate of Incorporation dated
                           December 19, 2000 to change name of DFRC from Chattown.com Networks, Inc. to eLocity Networks
                           Corporation (incorporated herein by reference from Exhibit 3(iii) of DFRC's Form 10-KSB for the year ended December 31, 2000).

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

3(ii)         *            Bylaws of DFRC, as amended (incorporated herein by
                           reference from Exhibit 3(ii) of DFRC's Form 10 KSB for the year ended December 31, 1995).

31(i)         15           Certification of Chief Executive Officer and Chief
                           Financial Officer

32(ii)        16           Certification of Chief Executive Officer and Chief
                           Financial Officer

Other
-----

99(1)         23           April 2, 2004, Stock Option Agreement with A Franklin
                           Adams, granting an option to purchase 8,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise.

99(ii)        25           April 2, 2004, Stock Option Agreement with Ernie
                           Burch, granting an option to purchase 8,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise.

99(iii)       27           April 15, 2004, Stock Option Agreement with Steve
                           Nickolas, granting an option to purchase 6,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise.

99(iv)        29           April 15, 2004, Stock Option Agreement with June
                           Thompson, granting an option to purchase 6,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise.

99(v)         31           April 15, 2004, Stock Option Agreement with George B.
                           Phillips, granting an option to purchase 6,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise.

99(vi)        33           May 12, 2004, Stock Option Agreement with Sandra
                           Jorgensen, granting an option to purchase 3,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise.

99(vii)       35           May 12, 2004, Stock Option Agreement with Ernie
                           Burch, granting an option to purchase 3,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise.

99(viii)      37           May 26, 2004, Stock Option Agreement with A Franklin
                           Adams, granting an option to purchase 2,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise.

99(ix)        39           May 26, 2004, Stock Option Agreement with Ramiro
                           Trevizo, granting an option to purchase 20,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise.

99(x)         41           May 26, 2004, Stock Option Agreement with June
                           Thompson, granting an option to purchase 20,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xi)        43           May 26, 2004, Stock Option Agreement with George B.
                           Phillips, granting an option to purchase 16,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xii)       45           May 26, 2004, Stock Option Agreement with Al
                           Pietrangelo, granting an option to purchase
                           15,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xiii)      47           June 3, 2004, Stock Option Agreement with Rebecca
                           Miller, granting an option to purchase 13,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xiv)       49           June 3, 2004, Stock Option Agreement with Ernie
                           Burch, granting an option to purchase 14,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xv)        51           June 3, 2004, Stock Option Agreement with Sandra
                           Jorgensen, granting an option to purchase 14,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xvi)       53           June 3, 2004, Stock Option Agreement with David
                           Maughan, granting an option to purchase 14,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xvii)      55           June 4, 2004, Stock Option Agreement with A Franklin
                           Adams, granting an option to purchase 14,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xviii)     57           June 18, 2004, Stock Option Agreement with Tim Hall,
                           granting an option to purchase 17,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xix)       59           June 29, 2004, Stock Option Agreement with Ernie
                           Burch, granting an option to purchase 24,500,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xx)        61           June 29, 2004, Stock Option Agreement with George B.
                           Phillips, granting an option to purchase 13,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xxi)       63           June 29, 2004, Stock Option Agreement with David
                           Maughan, granting an option to purchase 24,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xxii)      65           June 29, 2004, Stock Option Agreement with Sandra
                           Jorgensen, granting an option to purchase 5,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xxiii)     67           June 29, 2004, Stock Option Agreement with Al
                           Pietrangelo, granting an option to purchase
                           65,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xxiv)      69           June 29, 2004, Stock Option Agreement with Rebecca
                           Miller, granting an option to purchase 14,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xxv)       71           June 29, 2004, Stock Option Agreement with A Franklin
                           Adams, granting an option to purchase 18,500,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xxvi)      73           July 1, 2004, Stock Option Agreement with Tim Hall,
                           granting an option to purchase 10,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xxvii)     75           July 2, 2004, Stock Option Agreement with Tim Hall,
                           granting an option to purchase 20,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xxviii)    77           July 3, 2004, Stock Option Agreement with Sandra
                           Jorgensen, granting an option to purchase 25,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xxix)      79           July 3, 2004, Stock Option Agreement with Tim Hall,
                           granting an option to purchase 20,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xxx)       81           July 5, 2004, Stock Option Agreement with Sandra
                           Jorgensen, granting an option to purchase 25,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xxxi)      83           July 5, 2004, Stock Option Agreement with Tim Hall,
                           granting an option to purchase 20,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xxxii)     85           July 5, 2004, Stock Option Agreement with June
                           Thompson, granting an option to purchase 21,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise.

99(xxxiii)    87           July 5, 2004, Stock Option Agreement with Ramiro
                           Trevizo, granting an option to purchase 19,500,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xxxiv)     89           July 6, 2004, Stock Option Agreement with Sandra
                           Jorgensen, granting an option to purchase 25,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xxxv)      91           July 6, 2004, Stock Option Agreement with Tim Hall,
                           granting an option to purchase 20,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xxxvi)     93           July 14, 2004, Stock Option Agreement with Sandra
                           Jorgensen, granting an option to purchase 28,500,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xxxvii)    95           July 14, 2004, Stock Option Agreement with Tim Hall,
                           granting an option to purchase 37,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xxxviii)   97           July 20, 2004, Stock Option Agreement with A Franklin
                           Adams, granting an option to purchase 26,500,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xxxix)     99           July 29, 2004, Stock Option Agreement with David
                           Maughan, granting an option to purchase 40,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xl)        101          July 29 2004, Stock Option Agreement with Ramiro
                           Trevizo, granting an option to purchase 40,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xli)       103          July 29, 2004, Stock Option Agreement with Tim Hall,
                           granting an option to purchase 42,500,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xlii)      105          July 30, 2004, Stock Option Agreement with Ernie
                           Burch, granting an option to purchase 40,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xliii)     107          August 3, 2004, Stock Option Agreement with Sandra
                           Jorgensen, granting an option to purchase 45,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

99(xliv)      109          August 3, 2004, Stock Option Agreement with Rebecca
                           Miller, granting option to purchase 12,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise.

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by DFRC.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this day of August, 2004.



Diversified Financial Resources Corporation

/s/ John Chapman
-------------------------------------
John Chapman, President and Director

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

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant"s ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant"s internal control over financial reporting. Date:
                  August , 2004

/s/ John Chapman
-----------------
John Chapman
Chief Executive Officer and Chief Financial Officer

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

DATED: August    , 2004

/s/ John Chapman
------------------------------
John Chapman
Chief Executive Officer and
Chief Financial Officer

Exhibit 99(i)
                             STOCK OPTION AGREEMENT

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

                                        GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Eight Million (8,000,000) shares of Common
                  Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange
                  for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ A. Franklin Adams                      /s/ John Chapman
---------------------------                -----------------------
A. Franklin Adams, Optionee                John Chapman, President

Exhibit 99(ii)
                            STOCK OPTION AGREEMENT

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

                                     GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the
            -----------------
right and option ("Option") to purchase all of the above described Eight
Million
(8,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part,
            ---------------
at any time but before one (1) Year has elapsed from the date of this Option.
All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance
            ---------------------
with all the terms and conditions set forth in this Option and the Stock
Option
Plan, by delivery of a notice of exercise a form of which is attached hereto as
Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise..


         4. Optionee Not an Affiliate. Optionee hereby represents, warrants
and
            --------------------------
covenants that he is not an affiliate of the Company as that term is defined in
Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the
Company
            -----------------------
shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common
            --------------------------------
Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the
Company, in
            -----------------------
its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under
            -------------------------
the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute
            -------------
owner of this Option for all purposes. This Option is exercisable only by the
Optionee, or by the Optionee's duly designated appointed representative.
This
Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights
             ---------------------
with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this
             --------------------------
Agreement shall be governed by the laws of the State of Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Ernie Burch                            /s/ John Chapman
---------------------                      ------------------------
Ernie Burch, Optionee                      John Chapman, President

Exhibit 99(iii)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 15th day of April 2004 by Diversified Financial Resources Corp.
(the "Company") to Steve Nickolas, a consultant of the Company ("Optionee") and a Arizona resident.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Six Million (6,000,000), shares of the Company's common stock with an option price of 85% of market price per
                  share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a
                  Form S-8 under the Securities Act of 1933 as amended
("Form
                  S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                        GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Six Million (6,000,000) shares of Common
                  Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange
                  for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Delaware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Steve Nickolas                         /s/ John Chapman
------------------------                   -----------------------
Steve Nickolas,  Optionee                  John Chapman, President

Exhibit 99(iv)
                          STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 15th day of April 2004 by Diversified Financial Resources Corp.
(the "Company") to June Thomson, a consultant of the Company ("Optionee") and a
Arizona resident.

                                 PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Six Million (6,000,000), shares of the Company's common stock with an option price of 85% of market price per
                  share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a
                  Form S-8 under the Securities Act of 1933 as amended
("Form
                  S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                         GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Six Million (6,000,000) shares of Common
                  Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange
                  for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Delaware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ June Thomason                         /s/ John Chapman
-----------------------                   -----------------------
June Thomson,  Optionee                   John Chapman, President

Exhibit 99(v)
                          STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 15th day of April 2004 by Diversified Financial Resources Corp.
(the "Company") to George B. Phillips, a consultant of the Company ("Optionee") and a Texas resident.

                                 PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Six Million (6,000,000), shares of the Company's common stock with an option price of 85% of market price per
                  share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a
                  Form S-8 under the Securities Act of 1933 as amended
("Form
                  S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                          GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Six Million (6,000,000) shares of Common
                  Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange
                  for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ George B. Phillips                     /s/ John Chapman
----------------------------              -----------------------
George B. Phillips, Optionee              John Chapman, President

Exhibit 99(vi)
                              STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 12th day of May 2004 by Diversified Financial Resources Corp. (the "Company") to Sandra Jorgensen, a consultant of the Company
("Optionee")
and a Utah resident.

                                     PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Three Million (3,000,000), shares of the
Company's
                  common stock with an option price of 85% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a
                  Form S-8 under the Securities Act of 1933 as amended
("Form
                  S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                           GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Three Million (3,000,000) shares of Common
                  Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange
                  for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Sandra Jorgensen                       /s/ John Chapman
--------------------                       ----------------------
Sandra Jorgensen, Optionee                 John Chapman, President

Exhibit 99(vii)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 12th day of May 2004 by Diversified Financial Resources Corp. (the "Company") to Ernie Burch, a consultant of the Company ("Optionee") and a
Utah resident.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Three Million (3,000,000), shares of the Company's common stock with an option price of 85% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of
1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

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

                                    GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the
            -----------------
right and option ("Option") to purchase all of the above described Three
Million
(3,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part,
            ---------------
at any time but before one (1) Year has elapsed from the date of this Option.
All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance
            ---------------------
with all the terms and conditions set forth in this Option and the Stock
Option
Plan, by delivery of a notice of exercise a form of which is attached hereto as
Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise..


         4. Optionee Not an Affiliate. Optionee hereby represents, warrants
and
            --------------------------
covenants that he is not an affiliate of the Company as that term is defined in
Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the
Company
            -----------------------
shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common
            --------------------------------
Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the
Company, in
            -----------------------
its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under
            -------------------------
the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute
            -------------
owner of this Option for all purposes. This Option is exercisable only by the
Optionee, or by the Optionee's duly designated appointed representative.
This
Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights
             ---------------------
with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this
             --------------------------
Agreement shall be governed by the laws of the State of Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Ernie Burch                           /s/ John Chapman
---------------------                     -----------------------
Ernie Burch, Optionee                     John Chapman, President

Exhibit 99(viii)
                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 26th day of May 2004 by Diversified Financial Resources Corp. (the "Company") to A. Franklin Adams, a consultant of the Company
("Optionee")
and a Utah resident.

                                   PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Two Million (2,000,000), shares of the Company's common stock with an option price of 85% of market price per
                  share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a
                  Form S-8 under the Securities Act of 1933 as amended
("Form
                  S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                          GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Two Million (2,000,000) shares of Common
                  Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange
                  for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ A. Franklin Adams                      /s/ John Chapman
---------------------------                -----------------------
A. Franklin Adams, Optionee                John Chapman, President

Exhibit 99(ix)
                           STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 26th day of May 2004 by Diversified Financial Resources Corp. (the "Company") to Ramiro Trevizo, a consultant of the Company ("Optionee") and a resident of Mexico.

                                  PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Twenty Million (20,000,000), shares of the
Company's
                  common stock with an option price of 85% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a
                  Form S-8 under the Securities Act of 1933 as amended
("Form
                  S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                         GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described TwentyMillion (20,000,000) shares of Common Stock, on the terms and conditions set forth herein
and
                  subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Ramiro Trevizo                         /s/ John Chapman
------------------------                   -----------------------
Ramiro Trevizo, Optionee                   John Chapman, President

Exhibit 99(x)
                           STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 26th day of May 2004 by Diversified Financial Resources Corp. (the "Company") to June Thomson, a consultant of the Company ("Optionee") and a
Arizona resident.

                                  PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Twenty Million (20,000,000), shares of the
Company's
                  common stock with an option price of 85% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a
                  Form S-8 under the Securities Act of 1933 as amended
("Form
                  S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                          GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Twenty Million (20,000,000) shares of Common Stock, on the terms and conditions set forth herein
and
                  subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Delaware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ June Thomson                           /s/ John Chapman
----------------------                     -----------------------
June Thomson, Optionee                     John Chapman, President

Exhibit 99(xi)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 26th day of May 2004 by Diversified Financial Resources Corp. (the "Company") to George B. Phillips, a consultant of the Company ("Optionee") and a Texas resident.

                                     PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Sixteen Million (16,000,000), shares of the
Company's
                  common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a
                  Form S-8 under the Securities Act of 1933 as amended
("Form
                  S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                          GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Sixteen Million (16,000,000) shares of Common Stock, on the terms and conditions set forth herein
and
                  subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                 Diversified Financial Resources
Corp.


/s/ George B. Phillips                   /s/ John Chapman
----------------------------             -----------------------
George B. Phillips, Optionee             John Chapman, President

Exhibit 99(xii)
                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 26th day of May 2004 by Diversified Financial Resources Corp. (the "Company") to Al Pietrangelo, a consultant of the Company ("Optionee") and a New Jersey resident.

                                   PREMISES

         A. The Company has received valuable services from Optionee and desires to compensate Optionee for these services by issuing
                  Optionee an option (the "Option") to purchase a total of Fifteen Million (15,000,000), shares of the Company's common
                  stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form
S-8
                  under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                            GRANT

         1.       Grant of Options. The Company hereby grants Optionee the
right
                  -----------------
                  and option ("Option") to purchase the above described
Fifteen
                  Million (15,000,000), shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Form S-8 registration statement in exchange for services provided by Employee to the Company, 15,000,000 options shall vest immediately upon the exercise hereof and thereafter 15,000,000 additional options shall vest on the 15th day of
                  each subsequent month hereafter until all option rights have vested in the Optionee, however Optionee shall not be allowed to exercise any option rights that would result in Optionee holding more than 4.9% of the total issued and outstanding shares of the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year and one (1) month have elapsed from the date of this Option. All rights to exercise this option end with the termination of employment
                  with the Company, for any reason and by any party.

         3.       Method of Exercising. This Option may be exercised in
                  ---------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to
                  the stock broker Optionee will employ
                  in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Delaware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Al Pietrangelo                        /s/ John Chapman
------------------------                  -----------------------
Al Pietrangelo, Optionee                  John Chapman, President

Exhibit 99(xiii)
                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 3rd day of June 2004 by Diversified Financial Resources Corp. (the "Company") to Rebecca Miller, a geologist of the Company ("Optionee") and a resident of Arizona.

                                  PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Thirteen Million (13,000,000), shares of the Company's common stock with an option price of 75% of market
                  price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued
                  pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                           GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Thirteen Million (13,000,000) shares of
                  Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Rebecca Miller                         /s/ John Chapman
------------------------                   -----------------------
Rebecca Miller, Optionee                   John Chapman, President

Exhibit 99(xiv)
                           STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 3rd day of June 2004 by Diversified Financial Resources Corp. (the "Company") to Ernie Burch, a consultant of the Company ("Optionee") and a
Utah resident.

                                 PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Fourteen Million (14,000,000), shares of the Company's common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities
Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

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

                                    GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the
            -----------------
right and option ("Option") to purchase all of the above described Fourteen Million (14,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part,
            ---------------
at any time but before one (1) Year has elapsed from the date of this Option.
All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance
            ---------------------
with all the terms and conditions set forth in this Option and the Stock
Option
Plan, by delivery of a notice of exercise a form of which is attached hereto as
Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise.


        4. Optionee Not an Affiliate. Optionee hereby represents, warrants
and
           --------------------------
covenants that he is not an affiliate of the Company as that term is defined in
Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the
Company
            -----------------------
shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common
            --------------------------------
Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the
Company, in
            -----------------------
its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under
            -------------------------
the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute
            -------------
owner of this Option for all purposes. This Option is exercisable only by the
Optionee, or by the Optionee's duly designated appointed representative.
This
Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights
             ---------------------
with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this
             --------------------------
Agreement shall be governed by the laws of the State of Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Ernie Burch                            /s/ John Chapman
---------------------                      -----------------------
Ernie Burch, Optionee                      John Chapman, President

Exhibit 99(xv)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 3rd day of June 2004 by Diversified Financial Resources Corp. (the "Company") to Sandra Jorgensen, a consultant of the Company
("Optionee")
and a Utah resident.

                                   PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Fourteen Million (14,000,000), shares of the Company's common stock with an option price of 75% of market
                  price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued
                  pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                          GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Fourteen Million (14,000,000) shares of
                  Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Sandra Jorgensen                       /s/ John Chapman
--------------------------                 -----------------------
Sandra Jorgensen, Optionee                 John Chapman, President

Exhibit 99(xvi)
                           STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 3rd day of June 2004 by Diversified Financial Resources Corp. (the "Company") to David Maughan, a consultant of the Company ("Optionee") and a
Utah resident.

                                   PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Fourteen Million (14,000,000), shares of the Company's common stock with an option price of 75% of market
                  price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued
                  pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                           GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Fourteen Million (14,000,000) shares of
                  Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ David Maughan                          /s/ John Chapman
-----------------------                    -----------------------
David Maughan, Optionee                    John Chapman, President

Exhibit 99(xvii)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 4th day of June 2004 by Diversified Financial Resources Corp. (the "Company") to A. Franklin Adams, a consultant of the Company
("Optionee")
and a Utah resident.

                                     PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of 14 Million (14,000,000), shares of the Company's common stock with an option price of 75% of market price per
                  share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a
                  Form S-8 under the Securities Act of 1933 as amended
("Form
                  S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                         GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Fourteen Million (14,000,000) shares of
                  Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ A. Franklin Adams                      /s/ John Chapman
---------------------------                -----------------------
A. Franklin Adams, Optionee                John Chapman, President

Exhibit 99(xviii)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 18th day of June 2004 by Diversified Financial Resources Corp.
(the "Company") to Tim Hall, a consultant of the Company ("Optionee") and a Utah resident.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Seventeen Million (17,000,000), shares of the Company's common stock with an option price of 75% of market
                  price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued
                  pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                          GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Seventeen Million (17,000,000) shares of
                  Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Tim Hall                               /s/ John Chapman
------------------                         -----------------------
Tim Hall, Optionee                         John Chapman, President

Exhibit 99(xix)
                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 29th day of June 2004 by Diversified Financial Resources Corp.
(the "Company") to Ernie Burch, a consultant of the Company ("Optionee") and a
Utah resident.

                                  PREMISES

         A. The Company has received valuable services from Optionee in the past
and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Twenty Four Million Five Hundred
(24,500,000), shares of the Company's common stock with an option price of
75%
of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.

                                   GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the
            -----------------
right and option ("Option") to purchase all of the above described Twenty
Four
Million Five Hundred Thousand (24,500,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part,
            ---------------
at any time but before one (1) Year has elapsed from the date of this Option.
All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance
            ---------------------
with all the terms and conditions set forth in this Option and the Stock
Option
Plan, by delivery of a notice of exercise a form of which is attached hereto as
Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise..


         4. Optionee Not an Affiliate. Optionee hereby represents, warrants
and
            --------------------------
covenants that he is not an affiliate of the Company as that term is defined in
Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the
Company
            -----------------------
shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common
            --------------------------------
Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the
Company, in
            -----------------------
its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under
            -------------------------
the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute
            -------------
owner of this Option for all purposes. This Option is exercisable only by the
Optionee, or by the Optionee's duly designated appointed representative.
This
Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights
             ---------------------
with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this
             --------------------------
Agreement shall be governed by the laws of the State of Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Ernie Burch                            /s/ John Chapman
---------------------                      -----------------------
Ernie Burch, Optionee                      John Chapman, President

Exhibit 99(xx)
                           STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 29th day of June 2004 by Diversified Financial Resources Corp.
(the "Company") to George B. Phillips, a consultant of the Company ("Optionee") and a Texas resident.

                                  PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Thirteen Million (13,000,000), shares of the Company's common stock with an option price of 75% of market
                  price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued
                  pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                          GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Thirteen Million (13,000,000) shares of
                  Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ George B. Phillips                     /s/ John Chapman
----------------------------               --------------------
George B. Phillips, Optionee               John Chapman, President

Exhibit 99(xxi)
                          STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 29th day of June 2004 by Diversified Financial Resources Corp.
(the "Company") to David Maughan, a consultant of the Company ("Optionee") and a
Utah resident.

                                  PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Twenty Four Million (24,000,000), shares of the Company's common stock with an option price of 75% of market
                  price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued
                  pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                           GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Twenty Four Million (24,000,000) shares of
                  Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ David Maughan                          /s/ John Chapman
-----------------------                    -----------------------
David Maughan, Optionee                    John Chapman, President

Exhibit 99(xxii)
                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 29th day of June 2004 by Diversified Financial Resources Corp.
(the "Company") to Sandra Jorgensen, a consultant of the Company
("Optionee")
and a Utah resident.

                                  PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Five Million (5,000,000), shares of the Company's common stock with an option price of 75% of market price per
                  share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a
                  Form S-8 under the Securities Act of 1933 as amended
("Form
                  S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                           GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Five Million (5,000,000) shares of Common
                  Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange
                  for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Sandra Jorgensen                       /s/ John Chapman
--------------------------                 -----------------------
Sandra Jorgensen, Optionee                 John Chapman, President

Exhibit 99(xxiii)
                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 29th day of June 2004 by Diversified Financial Resources Corp.
(the "Company") to Al Pietrangelo, a consultant of the Company ("Optionee") and a New Jersey resident.

                                  PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Sixty Five Million (65,000,000), shares of the Company's common stock with an option price of 75% of market
                  price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued
                  pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                          GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Sixty Five Million (65,000,000) shares of
                  Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Al Pietrangelo                         /s/ John Chapman
------------------------                   -----------------------
Al Pietrangelo, Optionee                   John Chapman, President

Exhibit 99(xiv)
                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 29th day of June 2004 by Diversified Financial Resources Corp.
(the "Company") to Rebecca Miller, a geologist of the Company ("Optionee") and a resident of Arizona.

                                  PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Fourteen Million (14,000,000), shares of the Company's common stock with an option price of 75% of market
                  price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued
                  pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                           GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Fourteen Million (14,000,000) shares of
                  Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Rebecca Miller                         /s/ John Chapman
------------------------                   -----------------------
Rebecca Miller, Optionee                   John Chapman, President

Exhibit 99(xxv)
                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 29th day of June 2004 by Diversified Financial Resources Corp.
(the "Company") to A. Franklin Adams, a consultant of the Company
("Optionee")
and a Utah resident.

                                   PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Eighteen Million Five Hundred Thousand
(18,500,000),
                  shares of the Company's common stock with an option price of
                  75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities
Act of
                  1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                          GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Eighteen Million Five Hundred Thousand (18,500,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of
                  the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ A. Franklin Adams                      /s/ John Chapman
---------------------------                -----------------------
A. Franklin Adams, Optionee                John Chapman, President

Exhibit 99(xxvi)
                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 1st day of July 2004 by Diversified Financial Resources Corp. (the "Company") to Tim Hall, a consultant of the Company ("Optionee") and a Utah resident.

                                  PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Ten Million (10,000,000), shares of the Company's common stock with an option price of 75% of market price per
                  share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a
                  Form S-8 under the Securities Act of 1933 as amended
("Form
                  S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                           GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Ten Million (10,000,000) shares of Common
                  Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange
                  for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Tim Hall                               /s/ John Chapman
------------------                         -----------------------
Tim Hall, Optionee                         John Chapman, President

Exhibit 99(xxvii)
                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 2nd day of July 2004 by Diversified Financial Resources Corp. (the "Company") to Tim Hall, a consultant of the Company ("Optionee") and a Utah resident.

                                   PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Twenty Million (20,000,000), shares of the
Company's
                  common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a
                  Form S-8 under the Securities Act of 1933 as amended
("Form
                  S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                           GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Twenty Million (20,000,000) shares of Common Stock, on the terms and conditions set forth herein
and
                  subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Tim Hall                               /s/ John Chapman
------------------                         -----------------------
Tim Hall, Optionee                         John Chapman, President

Exhibit 99(xxviii)
                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 3rd day of July 2004 by Diversified Financial Resources Corp. (the "Company") to Sandra Jorgensen, a consultant of the Company
("Optionee")
and a Utah resident.

                                   PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Twenty Five Million (25,000,000), shares of the Company's common stock with an option price of 75% of market
                  price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued
                  pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                        GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Twenty Five Million (25,000,000) shares of
                  Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Sandra Jorgensen                       /s/ John Chapman
--------------------------                 -----------------------
Sandra Jorgensen, Optionee                 John Chapman, President

Exhibit 99(xxix)
                           STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 3rd day of July 2004 by Diversified Financial Resources Corp. (the "Company") to Tim Hall, a consultant of the Company ("Optionee") and a Utah resident.

                                  PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Twenty Million (20,000,000), shares of the
Company's
                  common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a
                  Form S-8 under the Securities Act of 1933 as amended
("Form
                  S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                           GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Twenty Million (20,000,000) shares of Common Stock, on the terms and conditions set forth herein
and
                  subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Tim Hall                               /s/ John Chapman
------------------                         -----------------------
Tim Hall, Optionee                         John Chapman, President

Exhibit 99(xxx)
                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 5th day of July 2004 by Diversified Financial Resources Corp. (the "Company") to Sandra Jorgensen, a consultant of the Company
("Optionee")
and a Utah resident.

                                   PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Twenty Five Million (25,000,000), shares of the Company's common stock with an option price of 75% of market
                  price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued
                  pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                            GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Twenty Five Million (25,000,000) shares of
                  Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Sandra Jorgensen                       /s/ John Chapman
--------------------------                 -----------------------
Sandra Jorgensen, Optionee                 John Chapman, President

Exhibit 99(xxxi)
                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 5th day of July 2004 by Diversified Financial Resources Corp. (the "Company") to Tim Hall, a consultant of the Company ("Optionee") and a Utah resident.

                                   PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Twenty Million (20,000,000), shares of the
Company's
                  common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a
                  Form S-8 under the Securities Act of 1933 as amended
("Form
                  S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                           GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Twenty Million (20,000,000) shares of Common Stock, on the terms and conditions set forth herein
and
                  subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Tim Hall                               /s/ John Chapman
------------------                         -----------------------
Tim Hall, Optionee                         John Chapman, President

Exhibit 99(xxxii)
                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 5th day of July 2004 by Diversified Financial Resources Corp. (the "Company") to June Thomson, a consultant of the Company ("Optionee") and a
Arizona resident.

                                   PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Twenty One Million (21,000,000), shares of the Company's common stock with an option price of 85% of market
                  price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued
                  pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 85% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                         GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Twenty One Million (21,000,000) shares of
                  Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Delaware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ June Thomson                           /s/ John Chapman
----------------------                     -----------------------
June Thomson, Optionee                     John Chapman, President

Exhibit 99(xxxiii)
                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 5th day of July 2004 by Diversified Financial Resources Corp. (the "Company") to Ramiro Trevizo, a consultant of the Company ("Optionee") and a resident of Arizona.

                                   PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Nineteen Million Five Hundred Thousand
(19,500,000),
                  shares of the Company's common stock with an option price of
                  75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities
Act of
                  1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                        GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all
of
                  the above described Nineteen Million Five Hundred
(19,500,000)
                  shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option
Plan
                  in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Ramiro Trevizo                         /s/ John Chapman
------------------------                   -----------------------
Ramiro Trevizo, Optionee                   John Chapman, President

Exhibit 99(xxxiv)
                           STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 6th day of July 2004 by Diversified Financial Resources Corp. (the "Company") to Sandra Jorgensen, a consultant of the Company
("Optionee")
and a Utah resident.

                                   PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Twenty Five Million (25,000,000), shares of the Company's common stock with an option price of 75% of market
                  price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued
                  pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                         GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Twenty Five Million (25,000,000) shares of
                  Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Sandra Jorgensen                       /s/ John Chapman
--------------------------                 -----------------------
Sandra Jorgensen, Optionee                 John Chapman, President

Exhibit 99(xxxv)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 6th day of July 2004 by Diversified Financial Resources Corp. (the "Company") to Tim Hall, a consultant of the Company ("Optionee") and a Utah resident.

                                     PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Twenty Million (20,000,000), shares of the
Company's
                  common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a
                  Form S-8 under the Securities Act of 1933 as amended
("Form
                  S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                            GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Twenty Million (20,000,000) shares of Common Stock, on the terms and conditions set forth herein
and
                  subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Tim Hall                               /s/ John Chapman
------------------                         -----------------------
Tim Hall, Optionee                         John Chapman, President

Exhibit 99(xxxvi)
                           STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 14th day of July 2004 by Diversified Financial Resources Corp.
(the "Company") to Sandra Jorgensen, a consultant of the Company
("Optionee")
and a Utah resident.

                                 PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Twenty Eight Million Five Hundred Thousand (28,500,000), shares of the Company's common stock with an option price of 75% of market price per share on the date of
                  exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the
                  Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                             GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Twenty Eight Million Five Hundred
Thousand
                  (28,500,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of
                  the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Sandra Jorgensen                       /s/ John Chapman
--------------------------                 -----------------------
Sandra Jorgensen, Optionee                 John Chapman, President

Exhibit 99(xxxvii)
                          STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 14th day of July 2004 by Diversified Financial Resources Corp.
(the "Company") to Tim Hall, a consultant of the Company ("Optionee") and a Utah resident.

                                 PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Thirty Seven Million (37,000,000), shares of the Company's common stock with an option price of 75% of market
                  price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued
                  pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                          GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Thirty Seven Million (37,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Tim Hall                               /s/ John Chapman
------------------                         -----------------------
Tim Hall, Optionee                         John Chapman, President

Exhibit 99(xxxviii)
                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 20th day of July 2004 by Diversified Financial Resources Corp.
(the "Company") to A. Franklin Adams, a consultant of the Company
("Optionee")
and a Utah resident.

                                   PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Twenty Six Million Five Hundred Thousand (26,500,000), shares of the Company's common stock with an option price of 75% of market price per share on the date of
                  exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the
                  Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                             GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Twenty Six Million Five Hundred
Thousand
                  (26,500,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of
                  the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ A. Franklin Adams                      /s/ John Chapman
---------------------------                -----------------------
A. Franklin Adams, Optionee                John Chapman, President

Exhibit 99(xxxix)
                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 29th day of July 2004 by Diversified Financial Resources Corp.
(the "Company") to David Maughan, a consultant of the Company ("Optionee") and a
Utah resident.

                                                 PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Forty Million (40,000,000), shares of the Company's common stock with an option price of 75% of market
                  price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued
                  pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                           GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Forty Million (40,000,000) shares of Common Stock, on the terms and conditions set forth herein
and
                  subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ David Maughan                          /s/ John Chapman
-----------------------                    -----------------------
David Maughan, Optionee                    John Chapman, President

Exhibit 99(xl)
                             STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 29th day of July 2004 by Diversified Financial Resources Corp.
(the "Company") to Ramiro Trevizo, a consultant of the Company ("Optionee") and a resident of Arizona.

                                      PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Forty Million (40,000,000), shares of the
Company's
                  common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a
                  Form S-8 under the Securities Act of 1933 as amended
("Form
                  S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                          GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Forty Million (40,000,000) shares of Common Stock, on the terms and conditions set forth herein
and
                  subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Ramiro Trevizo                         /s/ John Chapman
------------------------                   -----------------------
Ramiro Trevizo, Optionee                   John Chapman, President

Exhibit 99(xli)
                           STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 29th day of July 2004 by Diversified Financial Resources Corp.
(the "Company") to Tim Hall, a consultant of the Company ("Optionee") and a Utah resident.

                                  PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Forty Two Million Five Hundred Thousand
(42,500,000),
                  shares of the Company's common stock with an option price of
                  75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities
Act of
                  1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                           GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Forty Two Million Five Hundred
Thousand
                  (42,500,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of
                  the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Tim Hall                               /s/ John Chapman
------------------                         -----------------------
Tim Hall, Optionee                         John Chapman, President

Exhibit 99(xlii)
                            STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 30th day of July 2004 by Diversified Financial Resources Corp.
(the "Company") to Ernie Burch, a consultant of the Company ("Optionee") and a
Utah resident.

                                    PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Forty Million (40,000,000), shares of the Company's common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of
1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C. These Options are being granted pursuant to the Stock Option Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.

                                     GRANT

         1. Grant of Options. The Company hereby irrevocably grants Optionee the
            -----------------
right and option ("Option") to purchase all of the above described Forty
Million
(40,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2. Term of Option. This Option may be exercised, in whole or in part,
            ---------------
at any time but before one (1) Year has elapsed from the date of this Option.
All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3. Method of Exercising. This Option may be exercised in accordance
            ---------------------
with all the terms and conditions set forth in this Option and the Stock
Option
Plan, by delivery of a notice of exercise a form of which is attached hereto as
Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise.


         4. Optionee Not an Affiliate. Optionee hereby represents, warrants
and
            --------------------------
covenants that he is not an affiliate of the Company as that term is defined in
Rule 144(a)(1) under the Securities Act of 1933.

         5. Availability of Shares. During the term of this Option, the
Company
            -----------------------
shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6. Adjustments to Number of Shares. The number of shares of Common
            --------------------------------
Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock Option Plan.

         7. Limitation on Exercise. If the board of directors of the
Company, in
            -----------------------
its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

         8. Restrictions on Transfer. The Option has not been registered under
            -------------------------
the Securities Act of 1933, as amended (the "Securities Act"), or any state securities statutes. The shares of Common Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9. Record Owner. The Company may deem the Optionee as the absolute
            -------------
owner of this Option for all purposes. This Option is exercisable only by the
Optionee, or by the Optionee's duly designated appointed representative.
This
Option is not assignable.

         10. Shareholder's Rights. The Optionee shall have shareholder rights
             ---------------------
with respect to the Option shares only when Optionee has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified in Section 4 of this Option.

         11. Validity and Construction. The validity and construction of this
             --------------------------
Agreement shall be governed by the laws of the State of Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Ernie Burch                            /s/ John Chapman
---------------------                      -----------------------
Ernie Burch, Optionee                      John Chapman, President

Exhibit 99(xliii)
                          STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 3rd day of August 2004 by Diversified Financial Resources Corp.
(the "Company") to Sandra Jorgensen, a consultant of the Company
("Optionee")
and a Utah resident.

                                 PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Forty Five Million (45,000,000), shares of the Company's common stock with an option price of 75% of market
                  price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued
                  pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                          GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Forty Five Million (45,000,000) shares of
                  Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that she is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Sandra Jorgensen                       /s/ John Chapman
--------------------------                 -----------------------
Sandra Jorgensen, Optionee                 John Chapman, President

Exhibit 99(xliv)
                           STOCK OPTION AGREEMENT

         This Stock Option Agreement ("Stock Option Agreement") is granted effective this 3rd day of August 2004 by Diversified Financial Resources Corp.
(the "Company") to Rebecca Miller, a geologist of the Company ("Optionee") and a resident of Arizona.

                                  PREMISES

         A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Twelve Million (12,000,000), shares of the
Company's
                  common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a
                  Form S-8 under the Securities Act of 1933 as amended
("Form
                  S-8").

         B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

         C.       These Options are being granted pursuant to the Stock
Option
                  Plan, which is incorporated herein by this reference.

         D. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of
                  common stock held in the Company.

                                          GRANT

         1.       Grant of Options. The Company hereby irrevocably grants
                  -----------------
                  Optionee the right and option ("Option") to purchase all of the above described Twelve Million (12,000,000) shares of Common Stock, on the terms and conditions set forth herein
and
                  subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

         2.       Term of Option. This Option may be exercised, in whole or
in
                  ---------------
                  part, at any time but before one (1) Year has elapsed from the date of this Option. All rights to exercise this option end with the termination of employment with the Company, for any reason and by any party.

         3.       Method of Exercising.  This Option may be exercised in
                  --------------------
                  accordance with all the terms and conditions set forth in this
                  Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the
                  number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the
                  time of exercise optionee may exercise.

         4.       Optionee Not an Affiliate. Optionee hereby represents,
                  --------------------------
                  warrants and covenants that he is not an affiliate of the Company as that term is defined in Rule 144(a)(1) under the
                  Securities Act of 1933.

         5.       Availability of Shares. During the term of this Option,
the
                  -----------------------
                  Company shall reserve for issuance the number of shares of Common Stock required to satisfy this Option.

         6.       Adjustments to Number of Shares. The number of shares of
                  --------------------------------
                  Common Stock subject to this Option shall be adjusted to take into account any stock splits, stock dividends, recapitalization of the Common Stock as provided in the
Stock
                  Option Plan.

         7.       Limitation on Exercise. If the board of directors of the
                  -----------------------
                  Company, in its sole discretion, shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may
                  not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free
                  of any conditions not acceptable to the board of directors.

         8.       Restrictions on Transfer. The Option has not been
registered
                  -------------------------
                  under the Securities Act of 1933, as amended (the
"Securities
                  Act"), or any state securities statutes. The shares of Common
                  Stock issuable on exercise of the Option will be qualified for registration under a Form S-8 Registration Statement filed with the Securities and Exchange Commission.

         9.       Record Owner. The Company may deem the Optionee as the
                  -------------
                  absolute owner of this Option for all purposes. This
Option is
                  exercisable only by the Optionee, or by the Optionee's duly designated appointed representative. This Option is not assignable.

         10.      Shareholder's Rights. The Optionee shall have shareholder
                  ---------------------
                  rights with respect to the Option shares only when
Optionee
                  has exercised this Option to purchase those shares and provided the Company with the letter of instruction specified
                  in Section 4 of this Option.

         11.      Validity and Construction. The validity and construction
of
                  --------------------------
                  this Agreement shall be governed by the laws of the State of
                  Deleware.

         IN WITNESS WHEREOF, the below signatures evidence the execution of this
Option by the parties on the date first appearing herein.

OPTIONEE                                   Diversified Financial Resources
Corp.


/s/ Rebecca Miller                         /s/ John Chapman
Rebecca Miller, Optionee                   John Chapman, President