Form 10QSB
period 2004-09-30
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2004-11-23
CIK 1029802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934 for the transition period from _________ to_________ .


        Commission file number: 0-22373


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

                                   Yes XX          No


The number of outstanding shares of the issuer's common stock, par value $0.001 (the only class of voting stock), as of November 22, 2004 was 45,569,967.



                                TABLE OF CONTENTS

                          PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS................................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS................................................4

ITEM 3   CONTROLS AND PROCEDURES.............................................................8

                                     PART II

ITEM 1. LEGAL PROCEEDINGS....................................................................9

ITEM 2. CHANGES IN SECURITIES ...............................................................9

ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................................................9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................................9

ITEM 5. OTHER INFORMATION ...................................................................9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................10

     SIGNATURES.............................................................................13





                          PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

As used herein, the term "Company" refers to Diversified Financial Resources Corporation, a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended September 30, 2004, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.




                                TABLE OF CONTENTS




Consolidated Balance Sheets ................................................................F-2


Consolidated Statements of Operations.......................................................F-3

Consolidated Statements of Cash Flows ......................................................F-4


Notes to Consolidated Financial Statements .................................................F-5








                      DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                                 BALANCE SHEETS

                                     ASSETS

                                                              September 30, 2004
                                                                     (unaudited)
December 31, 2003
--------------------------------------------------------------------------------------------------------

Current assets:
   Cash                                                     $ 24,492                  $ 8,006
   Investments, available for sale                            1,052                    19,548
   Accounts receivable                                        15,714                        -
   Accounts receivable - related party                        34,272                        -
   Notes receivable                                           58,691                   91,952
   Deposits                                                   12,743                   12,215

              Total current assets                            146,964                  131,721

Property, equipment and software, net                         804,117                1,332,338

              Total assets                                  $ 951,081              $ 1,464,059
--------------------------------------------------------   ===========================================

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
   Accounts payable                                         $      123,024        $      93,629
   Accrued expenses                                                 68,273               48,268
   Litigation settlement payable                                   296,499                    -
   Notes payable - related parties                                  70,063               55,776
   Notes payable, net of current portion                            11,991              987,893

            Total current liabilities                              569,850            1,185,566

Lines of credit                                                    262,692              260,950
Notes payable, net of current portion                              795,754              107,637

            Total liabilities                                    1,628,296            1,554,153

Stockholders' equity (deficit):
   Preferred Stock, par value $.001, 200,000,000 shares authorized, 13,150 shares issued and outstanding at September 30,
     2004 and December 31, 2003                                        13                     13
   Common Stock, par value $.001, 200 billion shares authorized, 5,602,477,949 and 11,207,949 shares issued and outstanding at September 30, 2004
     and December 31, 2003,                                      5,602,478                 11,208
     respectively                                               12,145,350             13,681,540
   Additional paid in capital                                     (63,949)               (45,453)
   Accumulated other comprehensive loss                       (18,361,107)           (13,737,402)
   Accumulated deficit

            Total stockholders' equity (deficit)                 (677,215)               (90,094)

            Total liabilities and stockholders'
            equity (deficit)                                 $     951,081           $  1,464,059
--------------------------------------------------------     =======================================






                      See accompanying notes to financial statements



                      DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (unaudited)


                                  For the three months ended           For the nine months ended
                                         September 30,                       September 30,
-----------------------------------------------------------------------------------------------------------
                                     2004               2003                2004                    2003
-----------------------------------------------------------------------------------------------------------


Revenues                          $     5,817         $  29,746         $      53,774         $     47,351

General and administrative          1,047,948           200,919             4,351,734               337,443
expenses

Loss from operations                (1,042,131)        (171,173)           (4,297,960)            (290,092)

Impairment loss                     -                   -                   -                      (22,602)
Interest expense                    (45,721)            (24,987)            (119,592)              (44,289)
Loss on sale of property            -                   -                   (279,966)                     -

Net loss before minority interest
and                                 (1,087,852)         (196,160)           (4,690,518)            (356,983)
   provision for income taxes

Provision for income taxes          -                   -                   -                      -

Loss before minority interest       (1,087,242)         (196,160)           (4,690,518)            (356,983)

Minority interest in net loss of
   subsidiaries                           5,894            10,933               66,813                10,933

Net loss                          $ (1,081,958)       $ (185,227)         $ (4,623,705)          $ (346,050)

Net loss per share - basic and    $       (.00)       $     (.01)         $       (.00)          $     (.05)
diluted

Weighted average number of
common                              1,293,478,059
shares  outstanding - basic and                        10,541,000          1,222,675,861            6,643,000
diluted
-------------------------------  =================    ==============       ===============       =============



                      See accompanying notes to financial statements




                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        For the nine months ended September 30,
----------------------------------------------------------------------------------------------------------
                                                               2004                   2003
----------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net loss                                             $  (4,623,705)          $   (346,050)
Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation                                            18,592                   19,981
   Common stock issued in exchange for services            4,021,665                     -
   Uncollectible notes receivable                          33,261                        -
   Loss on sale of property                                272,966                       -
   Impairment loss                                         -                        22,602
Changes in assets and liabilities:
   Accounts receivable                                     (15,714)                      -
   Prepaid expenses                                        -                         (705)
   Deposits                                                6,105                         -
   Other assets                                            -                     (105,983)
   Accounts payable                                        29,395                 (33,844)
   Accrued expenses                                        20,005                   59,910
   Litigation settlement payable                           296,499
   Minority interest                                                              (60,228)

      Net cash provided by (used
      in) operating activities                               59,069               (444,317)

Cash flows from investing activities:
   Purchase of property, equipment and software             (5,007)                       -
   Net cash received in acquisitions                        -                       20,219

    Net cash (used in) provided by investing activities    (5,007)                  20,219

Cash flows from financing activities:
   Net borrowings (repayments) on line of credit           1,742                    (2,818)
   Principals payments on note payable                     (19,333)                   (457)
   Change in related party accounts                        (19,985)                   5,704
   Issuance of common stock                                -                        539,804

      Net cash (used in) provided by financing activities  (37,576)                 542,233

Net increase in cash                                       16,486                   118,135

Cash, beginning of period                                  8,006                    1,740

Cash, end of period                                      $ 24,492                 $ 119,875
------------------------------------------------------   ================       =============
Cash paid for Interest:                                  $ 89,851                 $  44,289
                                                         ================       =============
Income Taxes                                             $      -                 $       -
                                                         ================       =============



                      See accompanying notes to financial statements


             SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued in exchange for services              $4,055,080            $           -
                                                           =========            =============
Common stock issued for acquisition of
     property, equipment and software                     $   33,261            $           -
                                                           =========            =============

Net reduction in carrying value of property deeded
   in lieu of foreclosure                                   $548,051            $           -
Reduction in notes payable of property deeded
    in lieu of foreclosure                                 (275,085)                        -
                                                           ---------            -------------
Loss on property deeded in lieu of foreclosure            ($272,966)            $           -
                                                          ==========            =============


                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS FOR PRESENTATION

        The financial information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal occurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

        The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10- KSB for the year ended December 31, 2003, and Form 8-K/A.

2. GOING CONCERN

        The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplate the continuation of the Company as a going concern. The Company has sustained a loss as well as negative cash flow from operations. The Company's ability to continue as a going concern is subject to achieving profitable operations and/or obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful in achieving these objectives. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3. The Company and its president have been named as respondents in a complaint filed by the Securities and Exchange Commission ("SEC"). The civil suit, SEC v. Wolfson, et. Al., case number 2:03 CV 0914K, was filed in the United States District Court for the District of Utah. The complaint alleges that the Company and its president failed to accurately and fully disclose the nature of the Company's relationship with the Sukumo, Group, Inc. and to timely disclose the execution of the Offshore Purchase Agreement. The complaint further alleges that the Company's president took actions in 2003 to manipulate the price of the Company's stock in the marketplace. The proposed settlement orders the Company's president to pay a civil penalty of $120,000 in installments over a one year term and prohibits him from serving as an officer or director of any publicly held company and from participating in the issuance of any penny stock.

The Company's president has been named as a respondent in a complaint filed by the Securities and Exchange Commission ("SEC"). The civil suit, SEC v. Allen Z. Wolfson, et. Al., case number 2:02 CV 1086 (TC), was filed in the United States District Court for the District of Utah. The complaint alleges that the Company's president took actions in 2003 to manipulate the price of the Company's stock in the marketplace. The proposed settlement holds the president liable for disgorgement of $64.714, representing profits gained as a result of the conduct alleged in the complaint, plus interest in the amount of $16,785 and a civil penalty of $120,000, payable in installments over a one year term. Additionally, the settlement bars the Company's president from participating in the issuance of any penny stock.

The president has executed the proposed settlement agreements and has submitted them to the SEC Commissioner for approval. SEC approval is pending. The president currently serves as an officer and director of the Company and will continue to do so until the final settlement is approved by the SEC. Upon approval, the president will resign as an officer and director of the Company.

4. During the quarter ended September 30, 2003, the Company issued 5,602,477,949 shares of common stock. Of the total shares issued, 2,500,000,000 were issued to the Company's president as compensation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

As used herein the term "DFRC" or the "Company" refers to Diversified Financial Resources Corporation, its subsidiaries and predecessors, unless indicated otherwise. DFRC was incorporated in the State of Delaware on January 6, 1993, as Vaxcel, Inc. On December 19, 2000, DFRC changed its name to eLocity Networks, Inc. On August 6, 2002, DFRC changed its name to Diversified Financial Resources Corporation. DFRC currently has five organized subsidiary corporations, Diversified Holdings XIX, Inc., International Natural Resource Corp f/k/a MT&C Diversified Land & Natural Resource Corp., Wichita Development Corporation, Wichita Properties, Inc. and Salt Lake Development Corporation. Expansion into the medical technology, industrial manufacturing, hospitality, mortgage finance, mining and energy generation fields are being explored by DFRC.

General

DFRC operates as a holding company. DFRC intends to seek to acquire and eventually manage a diverse comprehensive portfolio of companies operating in several industry sectors including but not limited to real estate, mining and other operations. Plans for such business development are more full described in DFRC's website www.dfrc.net.

Efforts to pursue and develop these goals has lead DFRC over the past nine months to employ several additional employees and consultants. These employees and consultants were hired to meet specific needs of DFRC and each has a unique or specific objective for which they were retained. They were retained to assess business environments, financial statements, merger candidates and to evaluate operations and potential contracts for the Company.

The knowledge of these consultants and employees is crucial to the success of DFRC's plans. As the Company matures and assumes greater responsibilities the need for skilled employees and consultants with developed abilities will grow. DFRC has been developing employees and consultants as organizational and strategic leadership for the Company. DFRC presently has employees or consultants working in its Utah office, with additional staff located in Arizona, Mexico, West Virginia, California and Texas, each working on projects for DFRC and its subsidiaries.

On September 29, 2004, DFRC changed the name of its subsidiary MT&C Diversified Land & Natural Resource Corporation to International Natural Resource Corporation in order to better reflect the company's direction for future growth. See Land and Natural Resources notes on page 6.

During the period ended September 30, 2004, DFRC has used a policy of limited cash payments to its employees and consultants and has relied primarily on the issuance of DFRC's common stock registered under the Company's S-8 Registration Statement for employee and consultants compensation. During the nine period ended September 30, 2004, DFRC issued 5,256,770,000 shares of common stock registered under its S-8 Registration Statement.



DFRC's operations are currently organized as follows:

                                                  DFRC
                                          --------------------
             WICHITA
                                             INTERNATIONAL                  DIV. HOLDINGS XIX
                                                NATURAL
                                               RESOURCES
              ---------------             --------------------            ----------------------
      SALT LAKE                   WICHITA PROPERTIES INC.
     DEVELOPMENT
        CORP.
---------------------         -------------------------------


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

On June 30, 2003, DFRC entered into a Stock Purchase Agreement with Nexia Holdings, Inc. through which it acquired a controlling interest in Wichita Development Corporation. Wichita owned an office building located in Wichita, Kansas. This Kansas property was the subject of a judicial foreclosure action filed in the State of Kansas. Wichita signed an agreement and delivered a deed in lieu of foreclosure to the mortgage holder. Wichita has cooperated with the mortgage holder with regard to the property to facilitate conveyance of the property to the mortgage holder.

During the quarter ended June 30, 2004 DFRC contracted for repair and improvement work to be done on two of its residential properties. Total charges of $5,005 were agreed upon to repair minor fire damage to the residential property located on 3970 South in Salt Lake City. The repairs and improvements included, repairs to the vinyl flooring, painting, refacing of the kitchen cabinets and other cleaning and replacements of items on the property. The total charges agreed upon for improvements and renovations to be done on the Layton residential property totaled $14,534, these improvements include finish work on the basement, including a bathroom, replacement of floor coverings and painting throughout the property.

Land and Natural Resources

DFRC has retained professionals and consultants to evaluate and investigate potential mining and mineral interests in the country of Mexico and other potential agricultural operations. The Company, subsequent to the end of the third quarter, has signed Letters of Intent and with the cooperation of all parties to the agreements DFRC has begun its efforts to operate the mining concession rights to mineral interests known as Sulema No. 2, El Roasario and La Currita located in the Sierra Madre Mountains within the State of Chihuahua, Mexico.

DFRC is pursuing the start up of operations on the concession site based upon past production records, the existing core drilling records and the reported Geology of Llanitos mining district located in the State of Chihuahua, Mexico. These prepared reports and evaluations of the mining concessions have been provided to DFRC and evaluated by qualified persons such that management of the Company is expecting production to begin before the end of November, 2004. Those reports and evaluations indicate there are mineral reserves of silver and gold present in the ores subject to the described mining concessions, in sufficient quantities, to allow for the profitable exploitation of the concessions and a return to DFRC on the operational costs of the concessions.

RESULTS OF OPERATIONS

The following discussion and analysis should be considered in light of recent changes in management and operational focus in conjunction with the Financial Statements for the nine month periods ended September 30, 2004 and 2003.

During the three months ended September 30, 2004, the Company's revenues were $5,817 compared with $29,746 for the comparable period in 2003, a $23,929 or 80% decrease. Revenues for the nine months ended September 30, 2004, were $53,774 compared with $47,351 for the comparable period in 2003, a $6,423 or 14% increase. The change in revenues for the three and nine months ended September 30, 2004 was attributable to vacancies in certain rental properties during these periods due to a fire in one building and the eviction for nonpayment and subsequent remodeling of another. The increase in revenues for the nine month period was attributable to overall favorable operations during the first two quarters of 2004 compared to beginning operations for the comparable period of 2003.

During the three months ended September 30, 2004, the Company's General and Administrative Expenses were $1,047,948 compared with $200,919 for the comparable period in 2003, a $847,029 or 422% increase. General and Administrative Expenses for the nine months ended September 30, 2004, were $4,351,734 compared to $337,443 for the comparable period in 2003, a $4,014,291 or 1,090% increase. The increase in expenses for the three and nine months ended September 30, 2004, was primarily attributable to payments for services rendered relative to the potential acquisition of investment properties, and the operation of the Company's real estate with no comparable expenses for the prior year comparable periods.

During the three months ended September 30, 2004, the Company's loss from operations was $1,042,131 compared with $171,173 for the comparable period in 2003 a $870,958 or 509% increase in losses. The net loss from operations for the nine month period ended September 30, 2004, was $4,297,960 compared with $290,092 for the comparable period in 2003, a $4,007,868 or 1,282% increase in losses. The increase in loss from operations for the three and nine months ended September 30, 2004, was due to the activities related to the potential acquisition of real estate operations during these periods versus no operations for the comparable periods in 2003.

During the three months ended September 30, 2004, the Company recorded a net loss of $1,081,958 compared to $185,227 for the comparable period in 2003, an increase of $896,731 or 484%. The Company recorded a net loss of $4,623,705 for the nine months ended September 30, 2004 compared to $346,050 for the comparable period in 2003, an increase of $4,277,655 or 1,236%. The increase in net losses for the three and nine months ended September 30, 2004, is attributable to the additional expenses relating to activities related to the potential acquisition of merger candidates, and the acquisition of the Company's real estate operations which included interest expense of $45,721 and $119,592 for the three and nine month periods.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2004, the Company had current assets of $146,964 compared to current assets of $131,721 as of December 31, 2003. The Company had a working capital deficit of $422,886 for the period ending September 30, 2004, compared to a working capital deficit of $1,053,845 for the year ended December 31, 2003, a $630,959 improvement. The Company's working capital improved as a result of cash received from the exercise of options to certain employees and contractors and the reduction in notes payable due to the building in Wichita deeded in lieu of foreclosure.

Total stockholders' deficit was $677,215 as of September 30, 2004, compared to $90,094 as of December 31, 2003. The increase is primarily attributable to operating losses offset by the proceeds of common stock issued.

Net Cash flow provided by operating activities was $59,069 for the nine months ended September 30, 2004, compared to cash flow used in operating activities of $444,317 for the nine months ended September 30, 2003. Changes in cash flows from operating activities for the nine months ended September 30, 2004, are primarily attributable to issuance of common stock for services.

Net cash flow used in investing activities was $5,007 for the nine months ended September 30, 2004, compared to net cash flow provided by investing activities of $20,219 for the same period in 2003. Net cash flow provided by investing activities fluctuated as a result of property, equipment and software, for the period ended September 30, 2004 versus cash received in acquisitions for the comparable period in 2003.

Net cash flow used in financing activities was $37,576 for the nine months ended September 30, 2004, compared to net cash flows provided by financing activities of $542,233 for the nine months ended September 30, 2003. The decrease in net cash flow provided by financing activities was due to the payment of certain obligations compared to the sale of $539,804 of common stock for the comparable period in 2003.

Due to DFRC's debt service on real estate holdings, willingness to acquire properties with negative cash flow , and DFRC's plans to enter the mining reclamation business, DFRC anticipates cash flow shortages. DFRC plans to raise additional funds through the sale of its common stock to fund such shortages or obtain debt financing.

ABILITY TO CONTINUE AS A GOING CONCERN

DFRC's ability to continue as a going concern is in doubt, as DFRC has incurred a loss from its operations during the calendar year 2003, during the nine months ended September 30, 2004 and has had losses in prior years as well. To date, DFRC's operations have been sustained in large part by the issuance of DFRC's shares of common stock for services rendered. DFRC will need to substantially increase its operating income, and raise significant additional capital, as to which there is no assurance. In the event that these events do not take place DFRC may not be able to continue as a going concern over the next 12 months.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of September 30, 2004 that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

During the third quarter of 2004, no material developments occurred regarding DFRC's legal proceedings, except as set forth herein below. For more information please see DFRC's Form 10- KSB for the year ended December 31, 2003.

ITEM 2. CHANGE IN SECURITIES

As approved by the consent of a majority of the common stock holders the Company carried out a recapitalization of its common stock through a 1 for 1000 reverse stock split effective as of November 1, 2004. The reverse stock split has caused the company's trading symbol to change from DFRC to DFLR on the OTCBB.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On July 1, 2004, DFRC entered into a Stock Option Agreement with Tim Hall, granting an option to purchase 10,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

On July 2, 2004, DFRC entered into a Stock Option Agreement with Tim Hall, granting an option to purchase 20,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

On July 3, 2004, DFRC entered into a Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 25,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

On July 3, 2004, DFRC entered into a Stock Option Agreement with Tim Hall, granting an option to purchase 20,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

On July 5, 2004, DFRC entered into a Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 25,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

On July 5, 2004, DFRC entered into a Stock Option Agreement with Tim Hall, granting an option to purchase 20,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

On July 5, 2004, DFRC entered into a Stock Option Agreement with June Thompson, granting an option to purchase 21,000,000 shares of common stock, par value $.001 with an option price set at 85% of the market price on the date of exercise.

On July 5, 2004, DFRC entered into a Stock Option Agreement with Ramiro Trevizo, granting an option to purchase 19,500,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

On July 6, 2004, DFRC entered into a Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 25,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

On July 6, 2004, the Company's board of directors authorized the issuance of 200,000,000 options for the Company's common stock to 10 employees of the Company, pursuant to the S-8 Registration Statement of the Company. The employees exercised options to purchase the shares at a price of 75% of market price for the shares on the date of exercise.


On July 6, 2004, DFRC entered into a Stock Option Agreement with Tim Hall, granting an option to purchase 20,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

On July 14, 2004, DFRC entered into a Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 28,500,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

On July 14, 2004, DFRC entered into a Stock Option Agreement with Tim Hall, granting an option to purchase 37,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

On July 15, 2004, the Company's board of directors authorized the issuance of 40,000,000 options for the Company's common stock to 10 employees of the Company and 10,000,000 additional shares to a single employee, pursuant to the S-8 Registration Statement of the Company. The 10 employees exercised options to purchase the shares at a price equal to 75% of market price for the shares on the date of exercise.

On July 16, 2004 the Company filed post effective amendment Number Four to the Company's S-8 Registration Statement increasing the number of registered shares of common stock by 600,000,000 shares. The total number of shares registered under the S-8 then totaled 1,150,000,000 shares.

On July 20, 2004, DFRC entered into a Stock Option Agreement with A Franklin Adams, granting an option to purchase 26,500,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

On July 21, 2004, the Company's board of directors authorized the issuance of 100,000,000 options for the Company's common stock to 11 employees of the Company, pursuant to the S-8 Registration Statement of the Company. The employees exercised options to purchase the shares at a price equal to 75% of market price for the shares on the date of exercise.

On July 29, 2004, DFRC entered into a Stock Option Agreement with David Maughan, granting an option to purchase 40,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

On July 29 2004, DFRC entered into a Stock Option Agreement with Ramiro Trevizo, granting an option to purchase 40,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

On July 29, 2004, DFRC entered into a Stock Option Agreement with Tim Hall, granting an option to purchase 42,500,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

On July 30, 2004, the Company's board of directors authorized the issuance of 100,000,000 options for the Company's common stock to 11 individuals/employees of the Company, pursuant to the S-8 Registration Statement of the Company. These persons exercised options to purchase the shares at a price equal to 75% of the market price for the shares on the date of exercise.

On July 30, 2004, DFRC entered into a Stock Option Agreement with Ernie Burch, granting an option to purchase 40,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

On August 3, 2004, DFRC entered into a Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 45,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

On August 3, 2004, DFRC entered into a Stock Option Agreement with Rebecca Miller, granting an option to purchase 12,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

On August 4, 2004, the Company's board of directors authorized the issuance of 100,000,000 options for the Company's common stock to 11 employees of the Company, pursuant to the S-8 Registration Statement of the Company. The employees exercised options to purchase the shares at a price equal to 75% of the market price for the shares on the date of exercise.

On August 11, 2004, the Company's board of directors authorized the issuance of 100,000,000 options for the Company's common stock to 11 employees of the Company, pursuant to the S-8 Registration Statement of the Company. The employees exercised options to purchase the shares at a price equal to 75% of the market price for the shares on the date of exercise.

On August 11, 2004, DFRC entered into a Stock Option Agreement with Tim Hall, granting an option to purchase 44,000,000 shares of common stock, par value $.001, with an option price set at 75% of the market price on the date of exercise.

On August 18, 2004, the Company's board of directors authorized the issuance of 100,000,000 options for the Company's common stock to 11 employees of the Company, pursuant to the S-8 Registration Statement of the Company. The employees exercised options to purchase the shares at a price equal to 75% of the market price for the shares on the date of exercise.

On August 24, 2004, DFRC entered into a Stock Option Agreement with Ernie Burch, granting an option to purchase 90,000,000 shares of common stock, par value $.001, with an option price set at 75% of the market price on the date of exercise.

On August 24, 2004, DFRC entered into a Stock Option Agreement with Tim Hall, granting an option to purchase 26,000,000 shares of common stock, par value $.001, with an option price set at 75% of the market price on the date of exercise.

On August 24, 2004, DFRC entered into a Stock Option Agreement with A. Franklin Adams, granting an option to purchase 94,000,000 shares of common stock, par value $.001, with an option price set at 75% of the market price on the date of exercise.

On August 24, 2004, DFRC entered into a Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 100,000,000 shares of common stock, par value $.001, with an option price set at 75% of the market price on the date of exercise.

On August 24, 2004, DFRC entered into a Stock Option Agreement with George B. Phillips, granting an option to purchase 61,000,000 shares of common stock, par value $.001, with an option price set at 75% of the market price on the date of exercise.

On August 24, 2004, DFRC entered into a Stock Option Agreement with Rebecca Miller, granting an option to purchase 64,000,000 shares of common stock, par value $.001, with an option price set at 75% of the market price on the date of exercise.

On August 24, 2004, DFRC entered into a Stock Option Agreement with Ramiro Trevizo, granting an option to purchase 60,000,000 shares of common stock, with an option price set at 75% of the market price on the date of exercise.

On August 24, 2004, DFRC entered into a Stock Option Agreement with Edward Wells, granting an option to purchase 120,000,000 shares of common stock, par value $.001, with an option price set at 75% of the market price on the date of exercise.

On August 25, 2004, the Company's board of directors authorized the issuance of 50,000,000 options for the Company's common stock to 6 employees of the Company, pursuant to the S-8 Registration Statement of the Company. The employees exercised options to purchase the shares at a price equal to 75% of the market price for the shares on the date of exercise.

On September 14, 2004, DFRC entered into a Stock Option Agreement with Tim Hall, granting an option to purchase 100,000,000 shares of common stock, par value $0.01, with an option price set at 75% of the market price on the date of exercise.

On September 15, 2004, the Company's board of directors authorized the issuance of 390,000,000 options for the Company's common stock to 8 employees of the Company, pursuant to the S-8 Registration Statement of the Company. The employees exercised options to purchase the shares at a price equal to 75% of the market price for the shares on the date of exercise.

On September 19, 2004, DFRC entered into a Stock Option Agreement with Tim Hall, granting an option to purchase 100,000,000 shares of common stock, par value $0.001, with an option price set at 75% of the market price on the date of exercise.

On September 19, 2004, DFRC entered into a Stock Option Agreement with Ramiro Trevizo, granting an option to purchase 51,770,000 shares of common stock, par value $.001, with an option price set at 75% of the market price on the date of exercise.

On September 20, 2004, the Company's board of directors authorized the issuance of 100,000,000 unrestricted shares of common stock and the issuance of 496,770,000 shares of common stock pursuant to options exercised by employees of the Company. All of these shares were issued pursuant to the S-8 Registration Statement of the Company. All options exercised by employees were at a price equal to 75% of the market price for the shares on the date of exercise.

SUBSEQUENT TO THE END OF THE QUARTER

On November 2, 2004, the Company's board of directors authorized the issuance of 400,000 unrestricted shares of common stock and the issuance of 1,500,000 shares of common stock pursuant to options exercised by employees of the Company. All of these shares were issued pursuant to the S-8 Registration Statement of the Company. All options exercised by employees were at a price equal to 75% of the market price for the shares on the date of exercise.

On November 8, 2004, the Company's board of directors authorized the issuance of 400,000 unrestricted shares of common stock and the issuance of 2,000,000 shares of common stock pursuant to options exercised by employees of the Company. All of these shares were issued pursuant to the S-8 Registration Statement of the Company. All options exercised by employees were at a price equal to 75% of the market price for the shares on the date of exercise.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 11 of this Form 10-QSB, and are incorporated herein by this reference.

Reports on Form 8-K. The Company filed two reports on Form 8-K during the quarter for which this report is filed. The reports are as follows:

               (1) August 12, 2004, DFRC filed an 8-K report setting forth that on August 11, 2004 the Company dismissed its auditor Jones Simkins LLC and retained Mendoza Berger & Company, LLP, located in Irvine, California to serve as its principal accountant.
               (2) September 2, 2004, DFRC filed an 8-K report that it had an unregistered sale of equity securities. A total of 1,500,000,000 shares of common stock were issued,500,000,000 shares to John Chapman, 500,000,000 shares to John Casey and 500,000,000 shares to Dennis Thompson pursuant to section 4(2) of the Securities Act of 1933. The shares were issued to the named individuals as compensation for their services as directors of DFRC. In addition 2,000,000,000 shares of common stock were issued to John Chapman as compensation for his services as president of DFRC. These shares were issued pursuant to section 4(2) of the Securities Act of 1933.

Subsequent to the end of the quarter no reports on Form 8-K were filed.



                       INDEX OF EXHIBITS
Exhibit      Page
No. No. Description
-------------------------------------------------------------------------------


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

3(ii) * Bylaws of DFRC, as amended (incorporated herein by reference from Exhibit 3(ii) of DFRC's Form 10 KSB for the year ended December 31, 1995).

31(i)       22     Certification of Chief Executive Officer and Chief Financial Officer

32(ii)      23     Certification of Chief Executive Officer and Chief Financial Officer

Other


99(xxvi)    24    July 1, 2004, Stock Option Agreement with Tim Hall,
                  granting an option to purchase 10,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

99(xxvii)   26   July 2, 2004, Stock Option Agreement with Tim Hall,
                 granting an option to purchase 20,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

99(xxviii)  28   July 3, 2004, Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 25,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

99(xxix)   30    July 3, 2004, Stock Option Agreement with Tim Hall,
                 granting an option to purchase 20,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

99(xxx)    32    July 5, 2004, Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 25,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

99(xxxi)   33   July 5, 2004, Stock Option Agreement with Tim Hall,
                granting an option to purchase 20,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

99(xxxii) 35   July 5, 2004, Stock Option Agreement with June Thompson,
               granting an option to purchase 21,000,000 shares of common stock, par value $.001 with an option price set at 85% of the market price on the date of exercise.

99(xxxiii)    37 July 5, 2004, Stock Option Agreement with Ramiro Trevizo, granting an option to purchase 19,500,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

99(xxxiv)     39 July 6, 2004, Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 25,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

99(xxxv) 41 July 6, 2004, Stock Option Agreement with Tim Hall, granting an option to purchase 20,000,000 shares of common stock, par value
              $.001 with an option price set at 75% of the market price on the date of exercise.

99(xxxvi)     43 July 14, 2004, Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 28,500,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

99(xxxvii)    44 July 14, 2004, Stock Option Agreement with Tim Hall, granting an option to purchase 37,000,000 shares of common stock, par value
              $.001 with an option price set at 75% of the market price on the date of exercise.

99(xxxviii)46  July 20, 2004, Stock Option Agreement with A Franklin Adams, granting an option to purchase 26,500,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

99(xxxix)    48 July 29, 2004, Stock Option Agreement with David Maughan, granting an option to purchase 40,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

99(xl)   50   July 29 2004, Stock Option Agreement with Ramiro Trevizo,
              granting an option to purchase 40,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

99(xli) 52   July 29, 2004, Stock Option Agreement with Tim Hall,
             granting an option to purchase 42,500,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

99(xlii) 53 July 30, 2004, Stock Option Agreement with Ernie Burch, granting an option to purchase 40,000,000 shares of common stock, par value
             $.001 with an option price set at 75% of the market price on the date of exercise.


99(xliii)    55 August 3, 2004, Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 45,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

99(xliv ) 57 August 3, 2004, Stock Option Agreement with Rebecca Miller, granting option to purchase 45,000,000 shares of common stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

99(xlv) 59   August 11, 2004, Stock Option Agreement with Tim Hall,
             granting option to purchase 44,000,000 shares of common
             stock, par value $.001 with an option price set at 75% of the market price on the date of exercise.

99(xlvi) 61 August 24, 2004, Stock Option Agreement with Ernie Burch, granting option to purchase 90,000,000 shares of common stock, par value $.001 with the option price set at 75% of the market price on the date of exercise.



99(xlvii)     63      August 24, 2004, Stock Option Agreement with Tim Hall, granting option to purchase 26,000,000 shares of common stock, par value $.001 with the option price set at 75% of the market price on the date of exercise.

99(xlviii)    65      August 24, 2004, Stock Option Agreement with A Franklin Adams, granting option to purchase 94,000,000 shares of common stock, par value $.001 with the option price set at 75% of the market price on the date of exercise.

99(xlix)     66       August 24, 2004, Stock Option Agreement with Sandra
                      Jorgensen, granting option to purchase 100,000,000 shares
                      of common stock,par value $.001 with the option price set at
                      75% of the market price on the date of exercise.

99(l)        68       August 24, 2004, Stock Option Agreement with George B. Phillips, granting option to purchase 61,000,000 shares of common stock, par value $.001 with the option price set at 75% of the market price on the date of exercise.

99(li)       70       August 24, 2004, Stock Option Agreement with Rebecca Miller, granting option to purchase 64,000,000 shares of common stock, par value $.001 with the option price set at 75% of the market price on the date of exercise.

99(lii)      72       August 24, 2004, Stock Option Agreement with Ramiro Trevizo, granting option to purchase 60,000,000 shares of common stock, par value $.001 with the option price set at 75% of the market price on the date of exercise.

99(liii)     74       August 24, 2004, Stock Option Agreement with Edward Wells, granting option to purchase 120,000,000 shares of common
                      stock, par value $.001 with the option price set at 75% of the market price on the date of exercise.

99(liv)      75       September 14, 2004, Stock Option Agreement with Tim Hall,
                      granting option to purchase 100,000,000 shares of common
                      stock, par value $.001 with the option price set at 75% of the market price on the date of exercise.

99(lv)       77       September 19, 2004, Stock Option Agreement with Tim Hall,
                      granting option to purchase 100,000,000 shares of common
                      stock, par value $.001 with the option price set at 75% of the market price on the date of exercise.

99(lvi)      79       September 19, 2004, Stock Option Agreement with Ramiro Trevizo, granting option to purchase 51,770,000 shares of common stock, par value $.001 with the option price set at 75% of the market price on the date of exercise.

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by DFRC.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this day of November 22, 2004.




Diversified Financial Resources Corporation



/s/ John Chapman

John Chapman, President and Director
-----------------------------------------------

                                     EXHIBIT 31(i)

I, JOHN CHAPMAN, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Diversified Financial Resources Corporation; 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; 4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)and 15d-15(e)) for the registrant and we have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and 5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions): (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 22, 2004

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

DATED: November 22, 2004

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

OPTIONEE                                    Diversified Financial Resources Corp...


_/s/ Tim Hall_____________                             /s/ John Chapman___________
Tim Hall, Optionee                          John Chapman, President





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

        3.     Method of Exercising. This Option may be exercised in accordance with all the
               --------------------
               terms and conditions set forth in this Option and the Stock
               Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may
               exercise..


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

OPTIONEE                                           Diversified Financial Resources
Corp...


_/s/ Tim Hall____________                          /s/ John Chapman__________
Tim Hall, Optionee                          John Chapman, President



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

OPTIONEE                                           Diversified Financial Resources
Corp...


_/s/ Sandra Jorgensen______________         /s/ John Chapman_______
Sandra Jorgensen, Optionee                         John Chapman, President









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

        3.     Method of Exercising. This Option may be exercised in accordance with all the
               --------------------
               terms and conditions set forth in this Option and the Stock
               Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may
               exercise..

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

OPTIONEE                                           Diversified Financial Resources
Corp...


__/s/ Tim Hall_______________________       /s/ John Chapman____________
Tim Hall, Optionee                          John Chapman, President



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

OPTIONEE                                           Diversified Financial Resources
Corp...


_/s/ Sandra Jorgensen______________         /s/ John Chapman_______________
Sandra Jorgensen, Optionee                         John Chapman, President





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

OPTIONEE                                           Diversified Financial Resources
Corp...


_/s/ Tim Hall______________________         /s/ John Chapman______________
Tim Hall, Optionee                          John Chapman, President

Exhibit 99(xxxii)
                                STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 5th day of July 2004 by Diversified Financial Resources Corp.
(the "Company") to June Thomson, a consultant of the Company ("Optionee") and a Arizona resident.

                                       PREMISES

        A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Twenty One Million (21,000,000), shares of the Company's common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

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

OPTIONEE                                            Diversified Financial Resources
Corp...


      _/s/ June Thomson_____________________ /s/ John Chapman_____________
                 June Thomson, Optionee John Chapman, President





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

        3.     Method of Exercising. This Option may be exercised in accordance with all the
               --------------------
               terms and conditions set forth in this Option and the Stock
               Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may
               exercise..

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

OPTIONEE                                           Diversified Financial Resources Corp.


_/s/ Ramiro Trevizo______________                        /s/ John Chapman___________
Ramiro Trevizo, Optionee                                 John Chapman, President







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

        3.     Method of Exercising. This Option may be exercised in accordance with all the
               --------------------
               terms and conditions set forth in this Option and the Stock
               Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may
               exercise..

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

OPTIONEE                                           Diversified Financial Resources
Corp...


_/s/ Sandra Jorgensen______________                   /s/ John Chapman_______________
Sandra Jorgensen, Optionee                         John Chapman, President





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

OPTIONEE                                         Diversified Financial Resources Corp.


_/s/ Tim Hall_____________________                 /s/ John Chapman_______________
Tim Hall, Optionee                                John Chapman, President



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

        3.     Method of Exercising.  This Option may be exercised in accordance with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A"
               and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise Delaware.

        IN WITNESS WHEREOF, the below signatures evidence the execution of this Option by the parties on the date first appearing herein.

OPTIONEE                                    Diversified Financial Resources Corp.


_/s/ Sandra Jorgensen_                          /s/ John Chapman_____________
 Sandra Jorgensen, Optionee                     John Chapman, President




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

        8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities
               Act"), or any state securities statutes. The shares of Common
               Stock issuable on exercise of the Option will be qualified for registration under a Form S- 8 Registration Statement filed with the Securities and Exchange Commission.

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

OPTIONEE                                    Diversified Financial Resources Corp.


      _/s/ Tim Hall_________                     /s/ John Chapman_____________
  Tim Hall, Optionee                            John Chapman, President



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

        8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities
               Act"), or any state securities statutes. The shares of Common
               Stock issuable on exercise of the Option will be qualified for registration under a Form S- 8 Registration Statement filed with the Securities and Exchange Commission.

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

OPTIONEE                                        Diversified Financial Resources
Corp...


_/s/ A. Franklin Adams__________                /s/ John Chapman________________
A. Franklin Adams, Optionee                     John Chapman, President





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

        3.     Method of Exercising. This Option may be exercised in accordance
               --------------------
               with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker
               Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise..

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

        8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities
               Act"), or any state securities statutes. The shares of Common
               Stock issuable on exercise of the Option will be qualified for registration under a Form S- 8 Registration Statement filed with the Securities and Exchange Commission.

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

OPTIONEE                                    Diversified Financial Resources
Corp...


__/s/ David Maughan____________             /s/ John
Chapman_____________________
David Maughan, Optionee                     John Chapman, President


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

        8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities
               Act"), or any state securities statutes. The shares of Common
               Stock issuable on exercise of the Option will be qualified for registration under a Form S- 8 Registration Statement filed with the Securities and Exchange Commission.

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

OPTIONEE                                    Diversified Financial Resources Corp.


__/s/ Ramiro Trevizo____________            /s/ John
Chapman_____________________
Ramiro Trevizo, Optionee                     John Chapman, President



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

        3.     Method of Exercising. This Option may be exercised in accordance
               --------------------
               with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker
               Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise..

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

        8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities
               Act"), or any state securities statutes. The shares of Common
               Stock issuable on exercise of the Option will be qualified for registration under a Form S- 8 Registration Statement filed with the Securities and Exchange Commission.

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

OPTIONEE                                        Diversified Financial Resources
Corp...


_/s/ Tim Hall____________________               /s/ John
Chapman_____________________
Tim Hall, Optionee                               John Chapman, President



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

OPTIONEE                                           Diversified Financial Resources Corp.


      _/s/ Ernie Burch___                               /s/ John Chapman_____________
Ernie Burch, Optionee                                   John Chapman, President



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

        3.     Method of Exercising. This Option may be exercised in accordance
               --------------------
               with all the terms and conditions set forth in this Option and the Stock Option Plan, by delivery of a notice of exercise a form of which is attached hereto as Exhibit "A" and incorporated herein by this reference, setting forth the number of Options along with a signed letter of instruction to the stock broker
               Optionee will employ in selling the shares indicating that the specified exercise price shall be paid within 10 days of the sale or as otherwise specified at the time of exercise optionee may exercise..

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

        8. Restrictions on Transfer. The Option has not been registered under the Securities Act of 1933, as amended (the "Securities
               Act"), or any state securities statutes. The shares of Common
               Stock issuable on exercise of the Option will be qualified for registration under a Form S- 8 Registration Statement filed with the Securities and Exchange Commission.

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

OPTIONEE                                    Diversified Financial Resources
Corp...


_/s/ Sandra Jorgensen____________           /s/ John
Chapman_____________________
Sandra Jorgensen, Optionee                  John Chapman, President


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

OPTIONEE                                                  Diversified Financial Resources Corp.


__/s/ Rebecca Miller___________________                  __/s/ John Chapman___________________
Rebecca Miller, Optionee                                  John Chapman, President




Exhibit 99(xlv)

                             STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 11th day of August 2004 by Diversified Financial Resources Corp.
(the "Company") to Tim Hall, a consultant of the Company ("Optionee") and a Utah resident.

                                    PREMISES

        A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Forty Four Million (44,000,000), shares of the Company's common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

        B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

        C.     These Options are being granted pursuant to the Stock Option
               Plan, which is incorporated herein by this reference.

        E. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.

                                      GRANT

        1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Forty Four Million (44,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

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

OPTIONEE                                           Diversified Financial Resources Corp...


_/s/ Tim Hall____________                                     __/s/ John Chapman_________
Tim Hall, Optionee                                        John Chapman, President



Exhibit 99(xlvi)

        STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 24th day of August 2004 by Diversified Financial Resources Corp.
(the "Company") to Ernie Burch, a consultant of the Company ("Optionee") and a Utah resident.

                                       PREMISES

        A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Ninety Million (90,000,000), shares of the Company's common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

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

        1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Ninety Million (90,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

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

OPTIONEE                                           Diversified Financial
Resources Corp.


/s/ Ernie Burch                                    /s/ John Chapman
Ernie Burch, Optionee                       John Chapman, President




Exhibit 99(xlvii)

                             STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 24th day of August 2004 by Diversified Financial Resources Corp.
(the "Company") to Tim Hall, a consultant of the Company ("Optionee") and a Utah resident.

                                    PREMISES

        A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Twenty Six Million (26,000,000), shares of the Company's common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

        B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

        C.     These Options are being granted pursuant to the Stock Option
               Plan, which is incorporated herein by this reference.

        F. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.

                                      GRANT

        1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Twenty Six Million (26,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

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

        7. Limitation on Exercise. If the board of directors of the Company, in its sole discretion shall determine that it is necessary or desirable to list, register, or qualify the Common Stock under any state or federal law, this Option may not be exercised, in whole or part, until such listing, registration, or qualification shall have been obtained free of any conditions not acceptable to the board of directors.

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

OPTIONEE                                           Diversified Financial Resources Corp.


/s/ Tim Hall                                       /s/ John Chapman
Tim Hall, Optionee                          John Chapman, President



Exhibit 99(xlviii)
                             STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 24th day of August 2004 by Diversified Financial Resources Corp.
(the "Company") to A. Franklin Adams, a consultant of the Company ("Optionee") and a Utah resident.

                                    PREMISES

        A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Ninety Four Million (94,000,000), shares of the Company's common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

        B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

        C.     These Options are being granted pursuant to the Stock Option
               Plan, which is incorporated herein by this reference.

        G. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.
                                      GRANT

        1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Ninety Four Million (94,000,000) shares of Common
               Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

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

OPTIONEE                                           Diversified Financial Resources Corp.


/s/ A/ Franklin Adams                              /s/ John Chapman
A. Franklin Adams, Optionee                 John Chapman, President



Exhibit 99(xlix)
                             STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 24th day of August 2004 by Diversified Financial Resources Corp.
(the "Company") to Sandra Jorgensen, a consultant of the Company ("Optionee") and a Utah resident.

                                    PREMISES

        A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of One Hundred Million (100,000,000), shares of the Company's common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

        B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

        C.     These Options are being granted pursuant to the Stock Option
               Plan, which is incorporated herein by this reference.

        H. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.
                                      GRANT

        1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described One Million (100,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

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

OPTIONEE                                           Diversified Financial Resources Corp.


/s/ Sandra Jorgensen                                     /s/ John Chapman
Sandra Jorgensen, Optionee                            John Chapman, President



Exhibit 99(l)
                             STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 24th day of August 2004 by Diversified Financial Resources Corp.
(the "Company") to George B. Phillips, a consultant of the Company ("Optionee") and a Texas resident.

                                    PREMISES

        A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Sixty One Million (61,000,000), shares of the Company's common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

        B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

        C.     These Options are being granted pursuant to the Stock Option
               Plan, which is incorporated herein by this reference.

A. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.
                                      GRANT

        1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Sixty One Million (61,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

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

OPTIONEE                                           Diversified Financial Resources Corp.


_/s/ George B. Phillips                                    /s/ John Chapman
George B. Phillips, Optionee                          John Chapman, President


Exhibit 99(li)
                             STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 24th day of August 2004 by Diversified Financial Resources Corp.
(the "Company") to Rebecca Miller, a geologist of the Company ("Optionee") and a resident of Arizona.

                                    PREMISES

        A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Sixty Four Million (64,000,000), shares of the Company's common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

        B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

        C.     These Options are being granted pursuant to the Stock Option
               Plan, which is incorporated herein by this reference.

A. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.
                                      GRANT

        1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Sixty Four Million (64,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

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

OPTIONEE                                           Diversified Financial Resources Corp.


 /s/ Rebecca Miller                                /s/ John Chapman
Rebecca Miller, Optionee                    John Chapman, President



Exhibit 99(lii)
                             STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 24th day of August 2004 by Diversified Financial Resources Corp.
(the "Company") to Ramiro Trevizo, a consultant of the Company ("Optionee") and a resident of Arizona.

                                    PREMISES

        A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Sixty Million (60,000,000), shares of the Company's common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

        B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

        C.     These Options are being granted pursuant to the Stock Option
               Plan, which is incorporated herein by this reference.

A. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.
                                      GRANT

        1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Sixty Million (60,000,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

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

OPTIONEE                                           Diversified Financial Resources Corp.


 /s/ Ramiro Trevizo                                 /s/ John Chapman
Ramiro Trevizo, Optionee                           John Chapman, President




Exhibit 99(liii)
                             STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 24th day of August 2004 by Diversified Financial Resources Corp.
(the "Company") to Edward Wells, a consultant of the Company ("Optionee") and a Utah resident.

                                    PREMISES

        A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of One Hundred Twenty Million (120,000,000), shares of the Company's common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form
               S-8 under the Securities Act of 1933 as amended ("Form S-8").

        B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

        C.     These Options are being granted pursuant to the Stock Option
               Plan, which is incorporated herein by this reference.

        I. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.

                                      GRANT

        1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described One Hundred Twenty Million (120,000,000) shares of
               Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

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

OPTIONEE                                           Diversified Financial Resources Corp.


 /s/ Edward Wells                                       /s/ John Chapman
Edward Wells, Optionee                               John Chapman, President




Exhibit 99(liv)
                             STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 14th day of September 2004 by Diversified Financial Resources
Corp. (the "Company") to Tim Hall, a consultant of the Company ("Optionee") and a Utah resident.

                                    PREMISES

        A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of One Hundred Million (100,000,000), shares of the Company's common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

        B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

        C.     These Options are being granted pursuant to the Stock Option
               Plan, which is incorporated herein by this reference.

        J. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.

                                      GRANT

        1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described One Hundred Million (100,000,000) shares of Common
               Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

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

OPTIONEE                                              Diversified Financial Resources Corp.


 /s/ Tim Hall                                          /s/ John Chapman
Tim Hall, Optionee                                     John Chapman, President




Exhibit 99(lv)
                             STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 19th day of September 2004 by Diversified Financial Resources
Corp. (the "Company") to Tim Hall, a consultant of the Company ("Optionee") and a Utah resident.

                                    PREMISES

        A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of One Hundred Million (100,000,000), shares of the Company's common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

        B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

        C.     These Options are being granted pursuant to the Stock Option
               Plan, which is incorporated herein by this reference.

        K. Optionee may not exercise a number of Options which would convert into more than 4.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.
                                      GRANT

        1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described One Hundred Million (100,000,000) shares of Common
               Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock Option Plan in exchange for services provided by Employee to the Company.

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

OPTIONEE                                             Diversified Financial Resources Corp.


 /s/ Tim Hall                                          /s/ John Chapman
Tim Hall, Optionee                                   John Chapman, President


Exhibit 99(lvi)
                             STOCK OPTION AGREEMENT

        This Stock Option Agreement ("Stock Option Agreement") is granted effective this 19th day of September 2004 by Diversified Financial Resources
Corp. (the "Company") to Ramiro Trevizo, a consultant of the Company
("Optionee") and a resident of Arizona.

                                    PREMISES

        A. The Company has received valuable services from Optionee in the past and desires to compensate Optionee for these services by issuing Optionee an option (the "Option") to purchase a total of Fifty One Million Seven Hundred Seventy Thousand (51,770,000), shares of the Company's common stock with an option price of 75% of market price per share on the date of exercise under the existing benefit plan at time of grant, which shares have been issued pursuant to a Form S-8 under the Securities Act of 1933 as amended ("Form S-8").

        B. The exercise price of the Common Stock issuable on exercise of the options at the date of this grant shall be 75% of market price per share.

        C.     These Options are being granted pursuant to the Stock Option
               Plan, which is incorporated herein by this reference.

A. Optionee may not exercise a number of Options which would convert into more than 9.9% of the Company's issued and outstanding shares of common stock inclusive of other derivative securities held in the Company and any shares of common stock held in the Company.
                                      GRANT

        1. Grant of Options. The Company hereby irrevocably grants Optionee the right and option ("Option") to purchase all of the above described Fifty One Million Seven Hundred Seventy Thousand
               (51,770,000) shares of Common Stock, on the terms and conditions set forth herein and subject to the provisions of the Stock
               Option Plan in exchange for services provided by Employee to the Company.

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
