Form 10KSB
period 2004-12-31
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2005-04-20
CIK 1029802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the annual period ended:	December 31, 2004
Commission File Number:	000-22373
DIVERSIFIED FINANCIAL RESOURCES CORPORATION (Exact name of registrant as specified in its charter.)
Delaware (State of other jurisdiction of incorporation or organization)	58-2027283 (I.R.S. Employer Identification No.)
1771 Wolviston Way, San Diego, CA (Address of principal executive offices)	92654 (Zip Code)
619-575-7041 (Registrant's telephone number Including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]	NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock,

as of the latest practical date:

Common Stock, no Par Value - 3,146,000 shares as of December 31, 2004. As of April 13, 2005, - 4,481,597,981

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's total consolidated revenues for the year ended December 31, 2004 were $787,585.

The aggregate market value of the registrant's common stock, no par value (the only class of voting stock), held by non-affiliates was approximately $474,453 based on the average closing bid and asked prices for the Common Stock on April 13, 2005 of $0.0001 per share.

TABLE OF CONTENTS

Part I

ITEM 1.DESCRIPTION OF BUSINESS

ITEM 2. DESCRIPTION OF PROPERTY

ITEM 3. LEGAL PROCEEDINGS

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR

PLAN OF OPERATION

ITEM 7.FINANCIAL STATEMENTS

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES..................................... ............ . .........

Part III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT 24

ITEM 10. EXECUTIVE COMPENSATION 25

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .26

PART I.

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

In April of 2002, DFRC implemented a plan of reorganization, which resulted in a change in management and the direction of DFRC. Pursuant to the plan of reorganization, DFRC acquired new operations in the real estate investment sector and is currently in the process of entering the land and natural resources sector.

As part of the plan of reorganization, DFRC transferred ownership and control of a subsidiary, Value Plus Marketing, to its other subsidiary, eLocity, Inc.. DFRC also announced a "spin-off" to its shareholders of eLocity, Inc. stock through a stock dividend. The spin-off should result in DFRC's shareholders acquiring direct ownership of eLocity, Inc.'s common stock.

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

DFRC acquired DHX in a related party transaction on November 8, 2002, pursuant to a Stock Exchange Agreement with John Chapman, whereby DFRC acquired a 100% interest in DHX in exchange for 255,500 restricted shares of DFRC's common stock. DHX is a development stage company incorporated in the State of Nevada whose assets consist of four income producing residential properties. For more information on this transaction, see "Item 2 Description of Properties."

On June 30, 2003, DFRC entered into a Stock Purchase Agreement with Nexia Holdings, Inc., Wichita Development Corporation, and Diversified Holdings I, Inc. to acquire not less than an 83% ownership interest in Wichita. Wichita either directly or through its ownership of a subsidiary owned three parcels of real estate, one located in Wichita, Kansas, a second located in Ogden, Utah and a third located in Salt Lake City, Utah. In October of 2003, the Company's building located in Ogden, Utah, was sold at a public auction through a trustee's sale, the Company maintains title to four of the condominium units located in that building that were not subject to the trustee's sale. The agreement provides that Nexia transfer to DFRC 100% of all shares that Nexia held in Wichita (86,795,794) in exchange for a promissory note in the sum of $150,000 and 1,148,251 restricted shares of the common stock of DFRC with a guaranteed resale value of $1.00 per share, whereby, within 36 months of the sale, DFRC is bound to issue sufficient additional shares such that the total value at liquidation of the shares will equal $1,000,000. The convertible note could have a substantive dilutive effect based upon DFRC's current trading price of less than $0.0001.

Land and Natural Resources

DFRC intended to enter the coal reclamation business. On March 24, 2003, DFRC entered into a Stock Purchase Agreement with John Chapman, Norman Mullins and Dennis Thompson, shareholders of MT & C Diversified Land and Natural Resources Corporation (MT&C) wherein DFRC agreed to purchase Six Million (6,000,000) shares or 100% of the total issued and outstanding shares of MT & C in exchange for Six Million (6,000,000) shares of DFRC's newly issued common shares.

MT & C is a development stage company incorporated in the State of Nevada, whose sole asset is a Coal Slurry Impoundment, Plant Site and Mine Waste Lease Agreement. DFRC's wholly owned subsidiary, MT&C Diversified Land & Natural Resources Corp., was not able to close on the purchase of these assets and carry the requirements of the said lease agreement with Headwaters, Inc. This failure prevented MT&C from starting the operation of a coal reclamation business.

DFRC has signed letters of intent to acquire and operate mining concessions located in the Sierra Madre mountain range in Mexico, details and description of the mining rights acquired by the Company are more fully set forth in "Item 2. Description of Properties."

DFRC is currently seeking out other natural resource companies or opportunities. For more information of this transaction, see "Item 2. Description of Properties."

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

Employees

As of March 30, 2005, DFRC has three full time employees and four part-time employees.

Risk Factors

You should carefully consider the following risks before making an investment in our Company. In addition, you should keep in mind that the risks described below are not the only risks that DFRC faces. The risks described below are all the risks that DFRC currently believes are material to our business. However, additional risks not presently known to us, or risks that we currently believe are not material, may also impair our business operations. You should also refer to the other information set forth in this Annual Report on Form 10-KSB, including the discussions set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as our financial statements and the related notes.

DFRC's business, financial condition or results of operations could be adversely affected by any of the following risks. If we are adversely affected by such risks, then the trading of our common stock could decline, and you could lose all or part of your investment.

DFRC's auditor's report on our financial statements includes an explanatory paragraph with respect to substantial doubt existing about its ability to continue as a going concern

As of December 31, 2004, DFRC had incurred a loss from operations and had an accumulated deficit. As a result, its financial statements include a note stating that these conditions raise substantial doubt about its ability to continue as a going concern, but the financial statements do not include any adjustments that might result from this uncertainty.

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

Additional Capital is Necessary to Implement DFRC's Business Plan

DFRC does not believes that it has sufficient cash, cash equivalents and operating income to maintain its business at its existing level in 2005. DFRC will require significant new capital in order to execute its strategic plan and believes that this capital will only be available through an offering of shares of its common stock. DFRC's success in raising this capital will depend upon its ability to access equity capital markets and we may not be able to do so or to do so on acceptable terms. If it fails to obtain funds on acceptable terms, it will not be able to execute its strategic plan and would have to delay or abandon some or all of its plans for growth. If it is able to obtain funds, it believes that the terms of such arrangement will result in an offering that is highly dilutive to existing holders of shares of our common stock because of the price at which it would have to issue those shares and the large number of shares it would have to issue at those prices.

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

ITEM 2. DESCRIPTION OF PROPERTY

Location and Description

DFRC's subsidiary, DHX owns four residential properties located in Utah. Three of the properties are encumbered, two with long-term lines of credit and one with a 30 year mortgage. The fourth property is owned by DHX without any encumbrances. Only one of the properties is currently leased.

Wichita Development Corporation, DFRC's subsidiary, owned three buildings at the time of its acquisition. One located in Wichita, Kansas, a second building in Salt Lake City, Utah and the third in Ogden, Utah. The building in Ogden, Utah has been sold at public auction and the Wichita, Kansas building was deeded to the mortgage holder in lieu of foreclosure proceedings being completed.

The Company is in the process of acquiring mining concessions in an area of the Sierra Madre Mountains located in Mexico. Operations have begun on the mine subject to those concessions and work is proceeding to produce gold and silver ores for final processing.

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

DFRC currently has no limitations on the percentage of assets which may be invested in any one investment or the type of securities and investments in which it may invest. However, the board of directors, in its discretion, may set policies without a vote of DFRC securities holders regarding the percentage of assets which may be invested in any one investment or type of investment. DFRC's current policy is to evaluate each investment based upon its potential capital to DFRC.

Under a future subsidiary, DFRC may enter the business of originating, servicing or warehousing mortgages or deeds or trust. However, DFRC's current primary purpose is acquiring residential and commercial real estate.

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

Description of Real Estate and Operating Data

Office Location

DFRC has a lease for its approximate 1600 sq. ft. office located at 1771 Wolviston Way, San Diego, CA 92154 from Mr. Chapman, the president of DFRC. The office space is subleased in a related party transaction in Mr. Chapman's residence. The term of the lease is from May 2002 through May of 2005; monthly rental is in the amount of $6,500. The lease has a three year extension available for a monthly rental of $8,500. DFRC is liable for all utilities for the premises.

As of April 1, 2005, DFRC has moved its headquarters in to its own office space at 8765 Aero Drive, Suite 221-San Diego, California 92123.

Residential Properties

Below is a listing of the four residential properties owned by DFRC's consolidated subsidiary, Diversified Holdings XIX, Inc. ("DHX") as of December 31, 2004. Also included are any changes in ownership status of such properties which have occurred between the end of 2002 and the filing of this Form 10-KSB. All references to current principal balances of encumbrances against the properties are as of December 31, 2004 only. DHX competes with other residential property available for lease in the Salt Lake City area.

Property located at 3961 South 565 East, Salt Lake City, Utah 84107, 1,100 square feet, three bedroom duplex, estimated current value $196,000, approximate debt as of December 31, 2004, $99,193, estimated equity $96,807. Financing for this property carries an interest rate of 9.25% on a 30-year fixed rate, with final payment due in the year 2031. The property consists of two units, the monthly rental for one unit is $500 and is leased on a month to month basis, the second unit was damaged as a result of fire in the fourth quarter of 2003. Repairs to that unit are completed and is currently being marketed to potential tenants. The tenants will be responsible for the payment of all utilities for the property.

Property located at 5721 South 1080 East Murray, Utah, 84107, value of $100,000, there is no debt on this building as of December 31, 2004, estimated equity $100,000. The property is currently leased to one tenant on a month to month basis, with a monthly rental of $500. The tenant is responsible for the payment of all utilities on the property.

Property located at 44 West 300 South, Salt Lake City, Utah 84101, 900 square feet, 1 bedroom condominium, estimate current value of $125,000, debt as of December 31, 2004 is $ 112,975, estimated equity $12,025. The property is currently leased to a tenant on a month to month basis, with a monthly rental of $900. The tenant is responsible for the payment of all utilities on the property.

Property located at 315 East 920 South Layton, Utah 84041, 3,500 square feet, 5 bedroom, two story residence, estimate current value of $195,000, debt as of December 31, 2004 is $156,718, estimated equity $38,282. Recent improvements include improvements to the basement of the property, replacement of the carpet and tile at a cost of approximately $22,500.

DFRC believes that each of the four residential properties is adequately insured.

Commercial Properties

Salt Lake Development, Inc. ("SLD")

SLD is a majority owned subsidiary of the Company, acquired on June 30, 2003 by the Company. SLD purchased a two-story 18 unit apartment building, located at 2402 Wall Avenue in Ogden, Utah, on July 23, 1998. The property included an additional 7,500 square feet of commercial space. The total purchase price was $850,000. SLD put $5,000 down and financed the balance. The $675,000 balance was being financed by the seller on a promissory note dated July 23, 1998, with payments based upon a 20-year amortization with an interest rate of 7% for the first two years, which escalated to 9% beginning on September 1, 2000. The holder of the note foreclosed on the property in October of 2003 taking 14 unit of the building and the commercial space, SLD retains title to four units in the buildings and is attempting to rent those units, two of the units are vacant as of March 29, 2004.

SLD, a majority owned subsidiary of the Company also owns a building located at 268 West 400 South in Salt Lake City, Utah. The building is two stories with 14,347 net rentable square feet of office space. SLD purchased the property on March 6, 1998, by exercising its option to purchase the property through the payment of $418,762. SLD financed the purchase price and borrowed an additional sum of $222,489, which is secured by the property. At December 31, 2004, the outstanding debt on the property was $ 557,653 with monthly payments of $5,341.43. SLD is of the opinion that this property is adequately covered by insurance. As of November 30, 2004 there are no tenants occupying the building. There are 14,347 square feet of office space currently available for lease as office space in the building. The office space in the building competes for tenants with other available office space in the downtown area of Salt Lake City. SLD is currently in default under the terms of its loan. SLD intends to cure the default in April of 2005.

Wichita Development Corporation ("Wichita")

Wichita was acquired by the Company on June 30, 2003. Wichita held title to The Trade Center Building. The building was purchased for $540,554 on August 30, 2000. The Trade Center Building, which opened in 1921, is located in the downtown business district of Wichita, Kansas, at 120 South Market Street. The building is a 48,500 square foot, seven story office building. Wichita holds title to the property subject to a mortgage of $ 268,452 at December 31, 2003. The taxed assessed value of the building is $600,000. Mortgage payments were not current on the building and a deed in lieu of foreclosure was granted by Wichita to the mortgage holder on the building.

Land and Natural Resources

Mexican Mining Interests

DEFINITIONS

The following definitions to registrants engaged or to be engaged in significant mining operations:

  Reserve. That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

  Proven (Measured) Reserves. Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geological character is so well defined that size, shape, depth and mineral content of reserves are well-established.

  Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proved (measured) reserves, is high enough to assume continuity between points of observation.

MEXICO

The Republic of Mexico is a democratic republic with a stable political environment and a sophisticated western style legal system. Mexico has been a party to the North American Free Trade Agreement since 1994 and has a comparable tax and trade regime to the United States. The country has a 400 year old mining history and the government actively encourages mining by giving mineral development precedence over surface usage rights.

LOCATION AND MEANS OF ACCESS

The claim block collectively referred to in this annual report as La Curra Project, is located at 27 degrees 15' North latitude, and 108 degrees 20' West longitude, just northwest of Temoris in the southwestern portion of the State of Chihuahua in the Republic of Mexico (Map 1, Exhibit 99(cxv)). The project is located in the Llanitos Mining District in the municipality of Guazapares at an elevation of 1,350 meters (4,429 feet) above mean sea level.

The small town of Temoris is approximately 265 kilometers (approximately 165 miles) southwest of Chihuahua City, Temoris, population 2,500, can be reached by an inland road or via railroad line from Chihuahua City. There are also small dirt landing strips at the town of Temoris and at the project area that can be used for access by single engine light aircraft. The flight from Chihuahua is about 2 hours while the drive takes about 8 to 9 hours. During the rainy season, July through September, use of a 4-wheel drive truck is strongly recommended. From Temoris by dirt road the project area is 10 kilometers (approximately 6 miles) to the northwest and is easily accessible with 2-wheel drive truck.

TITLES, CLAIMS, LEASES AND/OR OPTION AGREEMENTS

The Company is currently conducting operations and improvements on the property subject to the mining concessions under the four month due diligence period granted it by the option agreements. This period allows the Company to retain all proceeds from its operations and subjects the company to make certain payments provided for by the option agreement. This period will expire on or about April 16, 2005, at which time the Company expects to sign and receive all necessary paperwork to secure all rights to the mining concessions as set forth in the following description.

Sulema No. 2 Title number 191332 - Area 15.8280 hectares (39 acres)

El Rosario Title number 185236 - Area 10.9568 hectares (27 acres)

La Curra Title number Exp 2515 - Area 13.8815 hectares (34 acres)

REGIONAL GEOLOGY

Los Llanitos Mining District is situated on the western flank of the Sierra Madre Occidental volcanic province. The volcanic province is aligned along a northwest-southeast axis and extends nearly 1,200 kilometers in length by 2-00-300 kilometers in width. Two largely co-extensive igneous sequences, the Upper and Lower Volcanic Series (Wisser, 1966) make up the volcanic province. The project is located in the Barranca (canyon) sub-province of the Sierra Madre Occidental volcanic province (Plate 2, Exhibit 99(cxvii)). The Barrancas sub-province shows youthful topography. Remnants of flat ground on the highest interstream divides prove the former extension westward of the mature surface still exposed on the plateau to the east. These divides are separated by youthful steep-sided canyons, the greatest of which reach depths of 2,000 meters.

The Lower Volcanic Series (LVS) reach thicknesses of up to 1,000 meters and is composed of abundant batholithic as well as volcanic rocks of dominantly intermediate composition. The LVS unconformably overlies or intrudes folded Mesozoic strata or late-Paleozoic terrain. The LVS are late-Cretaceous to Eocene in age (Clark et al, 1979), the older limit being fixed by age determinations on intrusive phases that cut the surrounding andesites. The LVS is dominated by significant northwest regional block faults forming loci for epithermal mineralization in the region. The Upper Volcanic Series (UVS) is Oligocene to Miocene in age (Clark et al, 1979) and readily identified in the filed by the steep cliffs of rhyolitic tuffs, flows and ignimbrites attaining thicknesses of up to 120 meters. In the project area the UVS dips 15 degrees to the southwest and strikes N 25 degrees W.

The UVS is composed of dominantly horizontally stratified rhyodacitic and rholitic ignimbrites accompanied by rhololotic flows and domes with main or mafic lava flows. The interlayered lave flows and tuffaceous sediments that form the crestal plateau of the Sierra Madre are similar to rocks that blanket areas of the western United States.

A discussion of the tectonic setting for the area is given in Miller, 1988. The volcanic rocks which form this province have been uplifted into a long, northwest trending regional anticline with superimposed domes, anticlines and structural depressions. Ore districts lie mainly along the crest and higher flanks of the anticline. Tensional fissures induced by stretching of the domes volcanic massif became loci for precious-metal bearing veins. (Wisser, 1966).

LOCAL GEOLOGY

The LVS hosts the precious mineralization and is represented in the area by andestic red-bed agglomerates, lava flows, ash-flow tuffs and volcaniclastics with intercalated calcareous strata deposits. (Plate 1, Exhibit 99(cxvi)) The LVS in the Llanitos area dips 30 degrees northeast, strikes N 25 degrees W and reaches thicknesses of up to 400 meters.

The Upper Volcanic Series (geological sequence is derived from caldera-related, large volume rhyolitic ash-flow tuffs and calc-alkalic rhyolitic ignimbrites). Geographically this unit is gently dipping to flat-lying and makes up the plateau caps in the Sierra Madre.

A description of the geology of the Llanitos Mining District is given in Soberanes, et al, 1984 (Appendix D, Miller 1988a, Exhibit 99(cxviii)). The Llanitos Mining District is defined by five quartz vein deposits. These veins are: 1) the Convirginia-La Patria vein, 2) the Guadalupe-Las Animas vein, 3) the Sulema vein (La Curra project), 4) the Tres de Mayo-Guerra al Tirano vein, and 5) La Verde-Tres Carlos Dos vein. (Plate 1) (Miller, 1988b, Exhibit 99(cxviii)). The deposits are hosted in domed sediments of the LVS. The fissure-veins of the Llanitos district are epithermal, precious-metal vein systems in which localization has been controlled by regional tectonic fracturing of the volcaniclastic rocks of the LVS.

The vein deposits of this district are spactially and temporally associated with a dacite porphyry intrusive in the northwest portion of the district, 4 kilometers west of the Sulema vein. This intrusive is exposed through an erosional window in the intruded Lower Volcanic Series (Plate 1). Cretaceous limestones outcrop to the southwest of this intrusive (Soberanes et al, 1984).

Vein Geology and Mineralogy

The Sulema vein extends for 1,100 meters along strike. The mine workings extend for 440 meters along strike and to at least 100-120 meters vertically from the surface. The vein dips 55 degrees to the northeast. The vein's true width varies from 10 to 20 meters but the highly mineralized central zone averages 1.3 meters. The vein is a complex epigenetic breccia system with very low sulphidation. The high-grade silver and gold mineralization rarely exceeds 1% total sulfide content. The gangue mineralogy is composed of quartz, calcite, siderite, chalcedony, adularis, K-spar, sericite, limonite, hematite, and rare pyrite.

Konkin's (1998) very detailed description of vein geology and mineralogy is included in Section 7 of Exhibit 99(cxviii). Generally the vein system has five distinct phases: a carbonate phase, a siliceous phase, a quartz/carbonate phase, an authchthonous breccia, and an allochthonous breccis. The most economically significant phase is the quartz/calcite phase with silver and gold mineralization over 3-4 meter widths in the upper section and 1-2 meter widths in the lower portion of the vein. To a lesser degree, the breccias may contain elevated silver and gold values but are generally lower in grade. The calcite and silica phases are generally barren with regard to economic grade mineralization.

HISTORY OF OPERATIONS

The mining operation at La Curra project is currently in the development stage. In 1984, claims encompassing the Sulema vein had been purchased by Mr. Jim Patterson and his American partners. At that time, the epithermal, precious-metal vein had some emino pits and open cuts across the top of the vein system. The vein was essentially high-graded by prospectors removing very little tonnage. Initially, Mr. Patterson and his partners with Minera Tecpan, S.A. de C.V. began the operation as a 40 tonne/day gravity/flotation mill circuit. Previous production between 1984 and 1993 is estimated at between 50,000 and 110,000. The vein was selectively mined underground over two-to ten-meter widths. The ore was mucked out of the stopes by shovel, then picked up by a one-yard scoop and transported to the portal entrance where the ore was loaded and trucked to the mill. Access to the workings was and still is through the No. Five Leval portal.

Mr. Patterson's partners passed away in an airplane accident and in 1986 Mr. Patterson brought in Ibance, as a new partner. >From 1986 to 1989, Rebecca A. Miller conducted her Master of Science Thesis, from the University of El Paso, Texas for the area (Miller, 1988b). The thesis report explores several of the veins within the Llanitos Mining District and presents the geological setting and mineralization for these veins.

In 1991, Kalahari Resources Inc. optioned the property and completed 29 reverse circulation drill holes. Results were generally favorable and the drill results are provided in the Appendix F of James Patterson's 1998 mining report (Exhibit 99(cxviii). At the time Kalahari Resources, Inc. was experiencing financial difficulties and decided to drop the drilling program.

Based on the Kalahari drilling results, in 1993 the milling capacity was increased to 120 tonnes/day, and from 1994 to 1998 the mine was in continuous production with the mill operating 24 hours, 7 days a week, with Christmas and Easter off. Production summary from 1994 to 1998 for the La Curra project states that the average operating cost from 1994 to 1998 is estimated as US$28/tonne.

In 1998, Silver Standard Mexico, S.A. de C.V. entered into an option agreement with Ibance in order to purchase 100% of the claim block, then consisting of 9 claims, based on past production of the mine and Kalahari's past reverse circulation drilling results. Silver Standard conducted a chip sampling and drilling program. A drilling program was executed and reported in La Curra Project, Preliminary Diamond Drill Hole Program, Chihuahua, Mexico (Konkin, 1998) K.J. Konkin, P. Geo prepared the report while working for Silver Standard Resources, 1180-999 West Hastings Street, Vancouver, British Columbia, V6C 2W2. Results are provided in Table 2. Based on the very low silver prices at the time, Silver Standard did not exercise their option to purchase the claim block.

To date, approximately 180,000 to 240,000 tonnes of material have been mined 440 meters along strike to a depth of 100-120 vertical meters from surface and along three principle levels and six sub-levels along a 440 meter long strike length. Since 1998, no further significant production was realized and the mine was shut down.

RECENT ACTIONS

During 2004, Diversified Financial Resources Corporation (the Company), a holding company trading under the stock symbol DFLR.OB, pursuant to signed Letters of Intent and with the cooperation of all parties to the agreements, has begun efforts to refurbish and operate the La Curra Mine.

Refurbishing of the processing plant located at La Curra is nearing completion and the mill will be fully operational to begin the processing of some ore that had been mined and is stored on the concession site. All equipment and material necessary to start the plant operations have been acquired and are either on the site or are being delivered to the site. The site supports 50-60 workers with their families housed in small primitive houses. Included are a few small stores.

The Company plans to proceed with operations based on past production records, core and reverse circulation drilling results, a current interpretation of those results, and the favorability of this historic silver-producing region as a whole. Water is pumped from the river in the Arroyo Blanco below the site and is stored in a concrete cistern on site. Large stands of pine and oak forests are common several kilometers to the east of the mine site. Wood for timbering and mining needs is abundant. Electricity is generated on site using a diesel-powered electric plant. Estimates of projected production have been made assuming 67% and 80% mill capacity.

ITEM 3. LEGAL PROCEEDINGS

Securities and Exchange Commission v. David M. Wolfson, et al. On October 16, 2003 a civil complaint was filed by the Securities and Exchange Commission in which DFRC was named as a respondent. The Company's president John Chapman was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: "Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware

corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; NCI Holdings, Inc., a Nevada corporation." The complaint alleges that the Company failed to accurately and fully disclose the nature of the Company's relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for the Company. The complaint alleges that the Company and Mr. Chapman failed to accurately and fully disclose the nature of the Company's relationship to The Sukumo Group, Inc. and timely disclosure of the execution of the Offshore Purchase Agreement. The complaint further alleges that Mr. Chapman took actions during 2003 to manipulate the price of the Company's stock in the marketplace. The complaint also faults The Sukumo Group Inc.'s actions with regard to the sale of common stock to off shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the re-sale rather than disclosing that it was keeping 70% of the proceeds of each transaction. The Company has entered into settlement discussions with the SEC which are ongoing at this time.

Interbay Funding LLC v. Wichita Development Corporation, et al. Suit was filed in the District Court of Sedgwick County, Kansas, case No. 03CV2074. The case seeks to foreclose on the mortgage that is secured by The Trade Center Building, located in Wichita, Kansas. Occupancy of the building has been reduced due to operating costs of the building and competition from other buildings in the Wichita business district and has resulted in cash flow difficulties in making payments on the building. The Company has delivered a deed in lieu of foreclosure as settlement of the claims made by Interbay Funding in this claim.

James Stacey v. Successor in Interest to Salt Lake Development Corporation and John Does 1-10. This complaint was filed in the Second Judicial District Court, County of Weber, State of Utah, Civil Case No. 040909281 on or about the 9th of December, 2004. In the Complaint Mr. Stacey seeks the recovery of $13,387.02 in real property taxes that he paid on condominiums that belong to Salt Lake Development Corporation. An answer has been filed denying any liability to Mr. Stacey.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DFRC's common stock is quoted on the Electronic Bulletin Board under the symbol, DFLR.OB (formerly DFRC.OB and ELOC.OB). Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The high and low bid prices for the common stock for each quarter of the fiscal years ended December 31, 2003 and 2004.

PERIOD	BID PRICES
	HIGH	LOW
Quarter Ended December 31, 2004-Post reverse	$0.03	$0.0002
Fourth Quarter-pre reverse split (2)	0.0002	0.0001
Quarter Ended September 31, 2004	0.0015	0.0001
Quarter Ended June 30, 2004	0.0089	0.0007
Quarter Ended March 31, 2004	0.17	0.005

Quarter Ended December 31, 2003	1.01	0.16
Quarter Ended September 30, 2003	2.70	1.01
Quarter Ended June 30, 2003	1.75	1.50
Quarter Ended March 31, 2003	2.50(1)	0.01

(1) The board of directors of DFRC authorized a reverse split of the common stock of DFRC on February 7, 2003. The reverse split was carried out on a 1 for 200 basis, the low for the quarter ended March 31, 2003 took place prior to the reverse and the high occurred subsequent.

(2) The board of directors of DFRC authorized a reverse split of the common stock of DFRC that became effective on November 1, 2004. The reverse split was carried out on a 1 for 1,000 basis. The high and low prices for the fourth quarter are divided into pre and post reverse split periods, the prior prices were not adjusted to reflected the effects of the reverse split.

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of DFRC's securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

Shareholders

As of April 13, 2005, there were an estimated 365 holders of record of DFRC's common stock. Certain of the shares of common stock are held in street name and may, therefore, be held by several beneficial owners.

Dividends

Since the year end December 31, 2003, DFRC has not declared any cash dividends.

On April 30, 2002, shareholders of record on that date became entitled to receive a stock dividend of one share of eLocity, Inc., for every share of DFRC held. The spin-off shares are being held in escrow with eLocity, Inc., and will not be distributed until eLocity, Inc. completes a registration statement.

DFRC has never paid a cash dividend on its common stock. The payment of dividends may be made at the discretion of the Board of Directors of DFRC and will depend upon, among other things, DFRC's operations, its capital requirements, and its overall financial condition.

Description of Securities

As of April 13, 2005, there were 4,481,597,981 shares of common stock, no par value, issued and outstanding. Of those shares at least 38,706,663 shares are restricted securities of DFRC within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by DFRC in private transactions not involving a public offering. These 38,706,663 restricted securities are held by affiliates and may only be sold pursuant to a registration statement or pursuant to Rule 144.

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

On February 24, 2004, the board of directors approved an amendment to the Certificate of Incorporation of the Company to increase the number of authorized common shares from 200,000,000 to 10,000,000,000. The increase was approved by a holder of the majority of the issued and outstanding shares of common stock, notice of the increase has been provided to all shareholders of record and the filing of a Certificate of Amendment with the State of Delaware.

200 to 1 Reverse Split

On February 7, 2003, DFRC purported to effect a 1 for 200 reverse split of its common stock, but failed to give proper notice to its shareholders. To rectify this, DFRC furnished an information statement dated May 29, 2003 to all holders of the common stock of DFRC. The information statement disclosed that DFRC's Board of Directors had authorized the reverse stock split and that shareholders holding in excess of 50% of the outstanding common stock of DFRC had provided a written consent, approving the reverse stock split for all shareholders of record on May 29, 2003, with fractional shares being rounded up to the next whole share. The reverse stock split was accordingly effected as of July 7, 2003. All fractional shares have been rounded up to the nearest whole share. DFRC's then began trading on the OTC Bulletin Board under the symbol "DFRC.OB" The number of authorized shares will remain the same at Two Hundred Million (200,000,000). The Board of Director effected the reverse split in compliance with Rule 10b-17.

1,000 to 1 Reverse Split

On November 1, 2004, DFRC made effective a 1,000 for 1 reverse split of its common stock. An Information Statement was filed by the Company to disclose the reverse stock split and reflected the approval of the board of directors of the Company. All fractional shares will be rounded up to the nearest whole shares. As a result of the reverse split the Company in now trading on the OTC Bulletin Board under the symbol "DFLR.OB"

Preferred Stock

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

On September 16, 2004, the Company filed with the Nevada Secretary of State a Certificate of Designation of the Rights and Preferences of Preferred Stock of Nexia Holdings, Inc. This designation created 200,000,000 shares, no stated par value, of Series B Convertible Preferred Stock, out of the 200,000,000 authorized shares of preferred stock of the Company. The Series B Preferred Stock holds voting rights equal to 500 shares of common stock for each share of the

Series B Preferred Stock issued, the shares do not have any conversion rights into common stock or any other class of stock of the Company. This filing was reported on an 14c filing made on September 21, 2004.

Recent Sales of Unregistered Securities

There are no recent sales of unregistered securities by DFRC during the period covered by this report, which have not been previously disclosed in Form 10-QSB filings or Form 8-K filings.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

DFRC operates as a holding company. DFRC's primary operations involve creating and managing a diverse comprehensive portfolio of companies operating in key industry sectors. DFRC's primary operations consist primarily of two areas of focus which include real estate holdings and land and natural resources.

Real Estate Operations

DFRC's objective with respect to its real property operations is to acquire, through its subsidiaries, properties which management believes to be undervalued and which DFRC is able to acquire through the limited expenditure of cash or other consideration. DFRC through its subsidiaries will attempt to acquire such properties by assuming existing favorable financing and paying the balance of the purchase price with the delivery of common stock of either DFRC or the subsidiary. DFRC will make investments in improvements to the acquired properties with the objective of increasing occupancy, rental rates and thus improving the cash flows of the properties. Currently DFRC has negative cash flows from its rental operations for the year ended December 31, 2004. As the properties were acquired during the past year DRFC will seek to minimize and reverse the cash flow deficit through the efforts stated above.

Off-balance Sheet Arrangement

DFRC has no off-balance sheet arrangements.

RESULTS OF OPERATIONS

Revenues

DFRC had revenues of $61,082 for the year ended December 31, 2004, compared to revenues of $64,967 for 2003. DFRC's expenses were $5,463,474 the year ended December 31, 2004, an increase from $709,260 for 2003. Accordingly, DFRC suffered a net loss for the year ended 2004 in the amount of $5,927,969 as compared to a net loss in the year 2003 of $1,020,908.

Expenses

General and administrative expenses for the year ended December 31, 2004 were $5,080,685 compared to $709,260 for the year ended December 31, 2003. The expanded operations, the investment of time and advisors in investigation of potential acquisitions all contributed to the increase of total expenses. A large factor of the increased costs was incurred through the compensation paid to officers, directors, employees, advisors and consultants of the Company. Additionally, the Company incurred $382,789 in expenses related to the Mexican mining concession during the year ended December 31, 2004, including the payment of $300,000 to preserve the exclusive four month option period provided by the letter of intent to acquire the mining concessions and there were no such expenses during the similar period for 2003. The loss from operations for the Company increased to $5,402,392 for the year ended December 31, 2004, compared to a total loss for the prior year of $644,293.

Liabilities

The total current liabilities of the Company increased to $2,257,282 for the year ended December 31, 2004 from $1,185,566 for the year ended December 31, 2003. In 2004, all of the Company's debt related to real estate properties is classified as current. The Company recorded accrued payroll and payroll taxes in 2004 totaling $284,885, and there were no such obligations in 2003. The Company accrued expenses in 2004 totaling $265,362 related to the normal course of business, and there were fewer such obligations in 2003. The Company accrued $296,499 in 2004 for penalties and interest related to settling litigation with the SEC, and there was no such accrual in 2003.

The net assets of the company represented by real property and equipment decreased to $718,346 as of December 31, 2004 from $1,332,338 as of December 31, 2003 as a result of the loss of the Wichita and Ogden, Utah properties to the secured creditors of those properties. This reduction in assets resulted in a decrease of the total assets of the Company to $1,008,195 as of the year ended December 31, 2004 from $1,464,059 as of December 31, 2003.

Cash Flows

Cash flows used in operations were $979,788 for the year ended December 31, 2004, compared to cash flows used in operations of $466,846 for the year ended December 31, 2003. Cash flows used in operating activities for the year ended December 31, 2004, are primarily attributable to the operating expenses related to the investigation and due diligence review of the mining interests, property and real estate interests that DFRC acquired or investigated during the year ended December 31, 2004 and represent an increase from the prior year due to the change in the nature of DFRC's operations. Cash flows used in investing activities decreased to $59,084 for the year ended December 31, 2004 from $67,813 used in investing activities for the year ended December 31, 2003. Cash flows from financing activities increased from $540,925 in 2003 to $1,166,260 in 2004, resulting primarily from the exercise of more stock options in 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, DFRC had current assets of $289,849 and current liabilities of $2,257,282. A substantial portion of DFRC's current liabilities as of December 31, 2004, consist of the current portion of notes payable and related party payables. DFRC's current portion of notes payable were $716,846 at December 31, 2004 and DFRC was indebted to related parties of DFRC in the sum of $323,517 for loans and advances made to DFRC.

During the fiscal year ended December 31, 2004, the Company's board of directors has authorized the issuance of 1,956,799,270 (adjusted to reflect the 1 for 1,000 reverse stock split) shares of common stock as compensation to various individuals for services rendered to the Company. All the shares were issued pursuant to the S-8 Registration Statement of the Company. The shares were issued as compensation to employees, consultants, and advisors to the Company due to the lack of cash flow from the Company's operations and to retain the services and provide timely payment of obligations to those individuals.

SUBSEQUENT EVENTS-2005

During the current year of 2005, the Company's board of directors has authorized the issuance of 1,855,000,000 shares of the Company's common stock as payment to various individuals for services that they have rendered to the Company. These issuances of common shares are a continuation of the Company policy set forth above to issue shares as compensation for individuals providing services to the Company.

DFRC believes that it does not have sufficient cash, cash equivalents and operating income to maintain its business at its existing level in 2005. DFRC will require significant new capital in order to execute its strategic plan and believes that this capital will only be available through an offering of shares of its common stock. Our success in raising this capital will depend upon our ability to access equity capital markets and we may not be able to do so or to do so on acceptable terms. If we fail to obtain funds on acceptable terms we will not be able to execute our strategic plan and would have to delay or abandon some or all of our plans for growth. If we are able to obtain funds we believe that the terms of such arrangement will result in an offering that is highly dilutive to existing holders of shares of our common stock because of the price at which we would have to issue those shares and the large number of shares we would have to issue at those prices.

ABILITY TO CONTINUE AS A GOING CONCERN

DFRC's ability to continue as a going concern is in doubt. As DFRC has incurred a loss from its operations during the both calendar years 2003 and 2004 and has had losses in prior years as well. DFRC will need to substantially decrease its operating expenses, increase its operating income, and raise significant additional capital. There is no assurance that DFRC will be able to accomplish all or any of these items. In the event that these events do not take place DFRC will in all probability not be able to continue as a going concern in calendar year 2005.

Impact of Inflation

DFRC believes that inflation has had a negligible effect on operations over the past three years. DFRC believes that it can offset inflationary increases in the cost of material and labor by increasing and improving operating efficiencies.

General Real Estate Investment Risks

DFRC's investments are subject to varying degrees of risk generally incident to the ownership of real property. Real estate values and income from DFRC's current properties may be adversely affected by changes in national or local economic conditions and neighborhood characteristics, changes in interest rates and in the availability, cost and terms of mortgage funds, occupancy rates in DFRC's properties, the impact of present or future environmental legislation and compliance with environmental laws, the ongoing need for capital improvements, changes in governmental rules and fiscal policies, civil unrest, acts of God, including earthquakes and other natural disasters which may result in uninsured losses, acts of war, adverse changes in zoning laws and other factors which are beyond the control of DFRC.

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

Mining Interests

DFRC is in the final stages of evaluation of an option to acquire various mining concessions located in the Sierra Madre mountain range of Mexico. Expenses were incurred during the first quarter of 2005 and during the year ended December 31, 2004 in an effort to conduct the necessary due diligence and investigation of the potential for mining sufficient quantities of precious metals from the concessions to operate a profitable mining recovery effort at the subject location. Additional expenses are expected from this evaluation process and the expected return from future mining operations, if any are undertaken by the Company, are still to be determined.

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 2004 are attached hereto as pages F-1 through F-20.

DIVERSIFIED FINANCIAL RESOURCES CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

DIVERSIFIED FINANCIAL RESOURCES CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page

Independent Auditors' Report F-2

Consolidated Balance Sheets F-3

Consolidated Statements of Operations F-4

Consolidated Statements of Stockholders' Deficit F-5

Consolidated Statements of Cash Flows F-7

Notes to Consolidated Financial Statements F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Diversified Financial Resources Corporation

We have audited the accompanying consolidated balance sheet of Diversified Financial Resources Corporation as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2004, These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Diversified Financial Resources Corporation as of December 31, 2003, were audited by other auditors whose report dated April 2, 2004, on those consolidated statements included an explanatory paragraph describing conditions that raised substantial doubt as to the Company's ability to continue as a going concern as discussed in Note 1 the consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversified Financial Resources Corporation as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a loss and has a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP

Irvine, California

April 16, 2005

DIVERSIFIED FINANCIAL RESOURCES CORP. CONSOLIDATED BALANCE SHEETS

	December 31, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$ 135,754	$ 8,006
Money market funds	55,252	-
Receivable from Finance 500	26,849	-
Investments, available for sale, net	1,052	19,548
Receivables	3,571	91,952
Receivable - JR Chapman	13,264	-
Prepaid expenses	44,933	-
Deposits	9,174	12,215

Total current assets	289,849	131,721

Property and equipment, net	718,346	1,332,338

Total assets	$ 1,008,195	$ 1,464,059
	============	===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 100,481	$ 93,629
Accrued payroll and taxes	284,885	-
Accrued expenses	265,362	48,268
Litigation settlement payable	296,499	-
Lines-of-credit	269,692	-
Notes payable - related parties	323,517	210,245
Current portion of notes payable	716,846	833,424

Total current liabilities	2,257,282	1,185,566
Lines-of-credit	-	260,950
Notes payable	-	107,637

Total liabilities	2,257,282	1,554,153

Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock; $.001 par value, 200,000,000 and 2,000,000 shares authorized at December 31, 2004 and 2003, respectively; 13,150 shares issued and outstanding at December 31, 2004 and 2003	13	13
Common stock; no par value; 10,000,000,000 and 200,000,000 shares authorized at December 31, 2004 and 2003, respectively; 2,081,599,872 and 11,208 shares issued and outstanding as of December 31, 2004 and 2003, respectively	18,348,733	13,561,261
Additional paid-in capital	131,487	131,487
Accumulated other comprehensive loss	(63,949)	(45,453)
Accumulated deficit	(19,665,371)	(13,737,402)

Total stockholders' deficit	(1,249,087)	(90,094)

Total liabilities and stockholders' deficit	$ 1,008,195	$ 1,464,059
	============	===========

See accompanying notes to financial statements. F - 3

DIVERSIFIED FINANCIAL RESOURCES CORP. STATEMENT OF OPERATIONS

	Year ended December 31,
	2004	2003

Revenue	$ 61,082	$ 64,967
General and administrative expenses	5,080,685	709,260
Mining exploration expenses	382,789	-

Loss from operations	(5,402,392)	(644,293)

Gain on sale of securities	289	2,405
Impairment loss	(67,867)	(22,602)
Interest expense	(150,822)	(59,370)
Loss on sale of property	(272,966)	(339,697)

Net loss before equity interest in minority net income (loss) and provision for income taxes	(5,893,758)	(1,063,557)
Provision for income taxes	-	-

Loss before equity interest in minority income (loss)	(5,893,758)	(1,063,557)

Loss before interest in net loss of subsidiaries	(34,211)	42,649

Net loss	$ (5,927,969)	$ (1,020,908)
	===========	===========

Net loss per share - basic and diluted	$ (0.06)	$ (133.50)
Weighted average number of common shares outstanding - basic and diluted	99,969,473	7,647

See accompanying notes to financial statements. F - 4

DIVERSIFIED FINANCIAL RESOURCES CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT
Years ended December 31, 2004 and 2003
Page 1 of 2

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balances at December 31, 2002	-	$ -	616	$ 12,747,289

Issuance of preferred stock for services	13,150	13	-	-

Issuance of common stock for:
Cash	-	-	3,044	539,804
Services	-	-	400	50,000
Acquisition of subsidiaries	-	-	7,148	224,168

Comprehensive loss:
Net loss	-	-	-	-
Other comprehensive loss on investments, available for sale	-	-	-	-

Balances at December 31, 2003	13,150	13	11,208	13,561,261

Issuance of common stock for:
Cash, compensation, and construction costs	-	-	252,446,500	1,590,721
Services	-	-	1,704,352,770	3,062,587
Other - accounts payable and MTC agreement	-	-	124,789,394	134,164

Comprehensive loss:
Net loss	-	-	-	-
Other comprehensive loss on investments, available for sale	-	-	-	-

Balances at December 31, 2004	13,150	$ 13	2,081,599,872	$ 18,348,733
	======	======	=========	========

See accompanying notes to financial statements. F - 5

DIVERSIFIED FINANCIAL RESOURCES CORP. STATEMENTS OF STOCKHOLDERS' DEFICIT Years ended December 31, 2004 and 2003

	Additional paid-in capital	Other Comprehensive Loss	Accumulated Deficit	Total

Balances at December 31, 2002	$ -	$ -	(12,716,494)	30,795

Issuance of preferred stock for services	131,487	-	-	131,500

Issuance of common stock for:
Cash	-	-	-	539,804
Services	-	-	-	50,000
Acquisition of subsidiaries	-	-	-	224,168

Comprehensive loss:
Net loss	-	-	(1,020,908)	(1,020,908)
Other comprehensive loss on investments, available for sale	-	(45,453)	-	(45,453)

Balances at December 31, 2003	131,487	(45,453)	(13,737,402)	(90,094)

Issuance of common stock for:
Cash, compensation, and construction costs	-	-	-	1,590,721
Services	-	-	-	3,062,587
Other - accounts payable and MTC agreement	-	-	-	134,164

Comprehensive loss:
Net loss	-	-	(5,927,969)	(5,927,969)
Other comprehensive loss on investments, available for sale	-	(18,496)	-	(18,496)

Balances at December 31, 2004	$ 131,487	$ (63,949)	($19,665,371)	($1,249,087)
	=======	=========	=======	========

See accompanying notes to financial statements. F - 6

DIVERSIFIED FINANCIAL RESOURCES CORP. CASH FLOW STATEMENT
	Year ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(5,927,969)	$ (1,020,908)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	3,473,816	181,500
Reserve for receivables	58,691	-
Write-off of receivables	1,040	-
Depreciation	23,804	28,174
Gain on sale of investments, available-for-sale	(289)	(2,405)
Loss on foreclosure of property	272,966	339,697
Loss on impairment of assets	67,867	22,602
Minority interest	7,800	(91,943)

Changes in assets and liabilities:
Receivables	(11,463)	-
Prepaid expenses	(691)	-
Deposits	9,674	(12,215)
Accounts payable	133,216	26,587
Accrued payroll & taxes	284,885	-
Accrued expenses	217,094	48,268
Related party payables	113,272	13,797
Litigation settlement payable	296,499	-

Net cash used in operating activities	(979,788)	(466,846)

Cash flow from investing activities
Purchase of money funds	(55,252)	-
Increase in notes receivable	-	(90,437)
Purchase of fixed equipment	(4,121)	-
Net cash received in acquisitions	-	20,451
Proceeds from sale of investments, available-for-sale, net	289	2,173
Net cash (used in) provided by investing activities	(59,084)	(67,813)

Cash flows from financing activities
Increase (decrease) in lines-of-credit	8,742	(1,847)
Principal payments on notes payable	(15,763)	(1,501)
Proceeds from issuance of notes payable	60,000	4,469
Issuance of common stock	1,113,641	539,804

Net cash provided by financing activities	1,166,620	540,925

Net increase (decrease) in cash	127,748	6,266

Cash and cash equivalents at beginning of year	8,006	1,740

Cash and cash equivalents at end of year	$ 135,754	$ 8,006
	==========	============

See accompanying notes to financial statements. F - 7

NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation, Current Operating Environment and Significant Accounting Policies

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

In addition, as part of the acquisition agreement, the Company guaranteed that 1,000,000 of the shares issued would have an aggregate liquidation value of not less than $1.00 per share within 36 months from the date of the agreement. If the liquidation value is not satisfied with the initial issuance of shares, the Company would be required to issue additional common shares sufficient to satisfy the guaranteed value.

Wichita and it's 83% owned subsidiary, Salt Lake Development, Inc., own one commercial building and four condos as of December 31, 2004. Wichita also has a wholly owned subsidiary, Wichita Properties Corporation, which has no significant assets or liabilities.

On March 24, 2003, the Company entered into an agreement to purchase all of the issued and outstanding shares of MT&C Diversified Land and Natural Resources Corporation (MT&C) in exchange for the issuance of 6,000,000 common shares of the Company. John Chapman is one of the shareholders of MT&C and is the current President and major shareholder of the Company.

The common shares issued were valued at $6,000 (par value) and the net deficit of MT&C was $16,602, which resulted in the purchase price being in excess of the assets by $22,602. At March 31, 2003, the Company determined that the goodwill of $22,602 was impaired and, therefore, recognized a loss equal to this amount.

On June 5, 2002, the Company entered into a Stock Exchange Agreement to acquire 100% of the common stock of Diversified Holdings-XIX, Inc. (Diversified), a real-estate holding company, in exchange for common stock of the Company. The common stock issued as a result of this transaction was valued at the historical cost of the net assets of Diversified. Diversified owns two houses, one condo, and one duplex as of December 31, 2004.

A formerly wholly owned subsidiary, eLocity, Inc (eLocity), was engaged in building and maintaining websites. Effective April 30, 2002, all of the outstanding shares of eLocity's common stock were distributed as a stock dividend to the shareholders of the Company and, as a result, eLocity ceased to be a subsidiary of the Company.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2004, the Company had incurred a loss from operations, had negative working capital and had a stockholders' deficit. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Principles of Consolidation

The consolidated financial statements presented herein include the accounts of Diversified Financial Resources Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current period presentation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

Impairment of Long-Lived Assets

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

Stock-Based Compensation

The Company accounts for stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees, and related interpretations, which require the Company to recognize compensation expense on the grant date if the current market price of the stock exceeds the exercise price.

In December 2002, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standard No. SFAS 148 ("SFAS No. 148"), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amended SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 became effective for fiscal years ending after December 15, 2002. The Company chose not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company chose to adopt such a method in the future, its implementation pursuant to SFAS No. 148 could have a material effect on its consolidated financial position and results of operations.

34	Years ended December 31,
	2004	2003

Net loss applicable to common stockholders, as reported	$ (5,927,969)	$ (1,020,908)
Add: total stock-based employee Compensation	(1,881,000)	-

Pro-forma net loss	$ (7,808,969)	$ (1,020,908)
	===========	===========
Basic and diluted net loss per share applicable to common stockholders, as Reported	$ (0.06)	$ (133.50)
Effect of stock-based compensation expense per share	(0.02)	-

Pro forma net loss available to common stockholders per share (basic and diluted)	$ (0.08)	$ (133.50)
	===========	===========

The Black Scholes option-pricing model was used in the fair value method with the following assumptions:

	Years ended December 31,
	2004	2003

Risk-free interest rate	1.41	n/a
Dividend yield	-	n/a
Volatility factor	2027%	n/a
Weighted-average expected option life	7 days	n/a

For purposes of the adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The weighted-average fair value of options granted during 2004 was $.0005, and there were no options granted in 2003.

Revenue Recognition

Rental revenue is generally recognized at the time rents are invoiced and collectibles is reasonably assured. This policy meets the criteria of Staff Accounting Bulletin 101 in that there is persuasive evidence of an existing contract or arrangement, services have been provided, the price is fixed and determinable and the collectibles is reasonably assured.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

Comprehensive Loss

Under SFAS No. 130, Reporting Comprehensive Income or Loss, the reporting and display of comprehensive loss and its components is required in the financial statements.

For the periods presented in the accompanying consolidated financial statements, the Company classifies unrealized holding gains and losses as a separate component of accumulated other comprehensive income.

Net Loss Per Share

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

Common stock equivalents are not included in the diluted earnings per share calculation when their effect is anti-dilutive.

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

Note 2 - Investments

Investments, classified as available-for-sale, consist of the following:

	December 31,
	2004	2003

Investments, at cost	$ 65,001	$ 65,001
Unrealized holding loss	(63,949)	(45,453)

Investments, at fair value	$ 1,052	$ 19,548
	=========	=========

Changes in the unrealized holding loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

December 31,
	2004	2003

Balance at beginning of year	$ (45,453)	$ -
Unrealized holding loss	(18,496)	(45,453)

Balance at end of year	$ (63,949)	$ (45,453)
	=========	========

Note 3 - Letter of Intent to acquire Mining Interests in Mexico

On October 30, 2004, the Company entered into a Letter of Intent with John Chapman ("Chapman") and Dennis Thompson ("Thompson"), as individuals, both of whom are officers and directors of the Company, to acquire the maximum interest allowable under Mexican Law, but not less than a controlling interest, in Amermin S.A. de C.V. ("Amermin"). As consideration for the transfer of ownership in Amermin to the Company, Chapman and Thompson will retain a collective 27% royalty interest in the mining interests of Amermin, subject to certain limitations. The royalty interest will be based on the net value of the minerals extracted and the net smelting revenues.

As a condition precedent to the transfer of ownership in Amermin from Chapman and Thompson to the Company, Chapman and Thompson must acquire the interest in Amermin from the current owners who are not related parties. The parties entered into a Letter of Intent for the transfer of ownership in Amermin on October 30, 2004. As consideration for the transfer of ownership in Amermin from the current owners to Chapman and Thompson, the current owners will retain a collective 10% royalty interest in the mining interests of Amermin, subject to certain limitations. The royalty interest will be based on the net value of the minerals extracted and the net smelting revenues.

As a condition precedent to the transfer of ownership in Amermin from its current owners to Chapman and Thompson, certain mining interests owned by Minera Tres de Mayo S.A. de C.V. ("Minera) must be acquired by Amermin. Minera, the current owners of Amermin, Chapman and Thompson entered into a Mining, Exploration and Purchase Option Agreement ("Purchase Agreement") for the transfer of certain mining interests and assets in Mexico to Amermin.

The Purchase Agreement provides a four-month exclusive option to the current owners of Amermin to acquire the mining interests and assets in Mexico. The option period began December 16, 2004. Consideration for the exclusive option was $300,000, and the Company paid this amount in December 2004. These funds are non-refundable, and are being used to establish the existence of proven reserves at the mine. The Company also incurred expenses of $82,789 in 2004 related to establishing the existence of proven reserves at the mine.

The Purchase Agreement provides for a purchase price of USD $1.2 million, $500,000 of which is due upon exercise of the option and payment of the remaining $700,000 will be made monthly beginning four months after the option exercise, and in amounts ranging from USD $50,000 to USD $100,000. The option period expired April 16, 2005, and the Company did not make payment of the $500,000 to exercise the option. The parties are in negotiation to extend the option exercise period, and management believes the negotiations will result in a successful extension of the option period. In addition, the Purchase Agreement provides Minera with a 10% royalty interest in the mining interests of Amermin, subject to certain limitations. The royalty interest will be based on the net value of the minerals extracted and the net smelting revenues.

The Company expects to acquire the mining interests and assets pursuant to these agreements, and to operate Amermin as a subsidiary. From January 1, 2005 through March 22, 2005, the Company has made payments under the agreements and incurred expenses related to the agreements totaling $130,000.

Note 4 - Notes Receivable

Notes receivable consist of the following:

38	December 31,
	2004	2003

Note receivable from Creative Marketing Group, Inc., bearing interest at 2% and due on September 4, 2004	$ -	$ 56,891

Note receivable from Valley Air, Inc., non-interest bearing and due on demand	-	26,300

Notes receivable from unrelated parties, non-interest bearing and due on demand	3,571	8,761

	$ 3,571	$ 91,952
	========	=========

Note 5 - Property and Equipment

Property and equipment consists of the following:

	December 31,
	2004	2003

Land	$ 176,100	$ 276,100
Building and improvements	735,128	1,206,627
Equipment	4,121	-

	915,349	1,482,727

Less accumulated depreciation	(129,136)	(150,389)
Less SFAS 144 write-down	(67,867)	-

	$ 718,346	$ 1,332,338
	=========	=========

Note 6 - Litigation settlement payable

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

The Company's president has been named as a respondent in a complaint filed by the Securities and Exchange Commission ("SEC"). The civil suit, SEC v. Allen Z. Wolfson, et. al., case number 2:02 CV 1086 (TC), was filed in the United States District Court for the District of Utah. The complaint alleges that the Company's president took actions in 2003 to manipulate the price of the Company's stock in the marketplace. Upon the acceptance of the proposed settlement agreement by the SEC, the agreement holds the president liable for disgorgement of $64,714, representing profits gained as a result of the conduct alleged in the complaint, plus interest in the amount of $16,785 and a civil penalty of $120,000, payable in installments over a one year term. Additionally, the settlement bars the Company's president from participating in the issuance of any penny stock.

The president has executed the proposed settlement agreements and has submitted them to the SEC Commissioner for approval. SEC approval is pending. The president currently serves as an officer and director of the Company and will continue to do so until the final settlement is approved by the SEC. Upon approval, the president will resign as an officer and director of the Company.

Note 7 - Lines-of-Credit

The Company has two separate lines-of-credit with a bank, each secured by real estate, bearing interest at a variable rate (currently 10.75%). The lines-of-credit mature in December 2005 and require monthly interest only payments. At December 31, 2004, the maximum amounts available under the lines-of-credit have been fully drawn by the Company.

Note 8 - Notes Payable - Related Parties

Notes payable - related parties consists of the following:

December 31,
	2004	2003

Note payable to Nexia, non-interest bearing, due on demand	$ 150,000	$ 150,000

Note payable to Nexia, non-interest bearing, due on demand	13,894	4,469

Note payable to Nexia, payable in monthly installments of $31,250, including interest at 115%, all due on or before April 17, 2005	100,000	-

Payable to John Chapman, non-interest bearing, due on demand	59,623	55,776

	$ 323,517	$ 210,245
	========	========

Note 9 - Notes Payable

Notes payable consist of the following:

December 31,
	2004	2003

Note payable to First Bank of Beverly Hills, secured by real estate, payable monthly installments of $5,341, including interest at 7.7%. The note went into default subsequent to December 31, 2004.	$ 557,653	$ 563,872
41 Note payable to Interbay Funding, LLC, secured by real estate, payable in monthly installments of $2,689, including interest at 10.97%. This note went into default subsequent to December 31, 2004.	-	268,452

Note payable to IndyMac Bank, secured by real estate, payable in monthly installments of $851 including interest at 8.5%.	99,193	108,737

Note payable to Alexander & Wade, due 2005, total interest on obligation is $20,000.	60,000	-

Total notes payable	716,846	941,061
Less current portion	(716,846)	(833,424)

Long-term portion	$ -	$ 107,637
	========	========

Note 10 - Preferred Stock

The Company has authorized 200,000,000 shares of preferred stock with a par value of $.001, and established two series of preferred shares designated as Series A Convertible Preferred Stock, consisting of 1,000,000 shares, and Series B Convertible Preferred Stock, consisting of 50,000,000 shares.

The Series A Convertible Preferred Stock has the following rights and privileges:

The shares are convertible at the option of the holder at any time into common shares, at a conversion rate of one share of Series A Convertible Preferred Stock for 100 shares of common stock for a period of 10 years from the issuance date.

* Requires two-thirds voting majority to authorize changes to equity.

* Redemption provision at option of directors for $10 per share plus the greater of $3 per share or 50% of market capitalization divided by 2,000,000.

* The holders of the shares are entitled to one hundred (100) votes for each share held.

* Upon the liquidation of the Company, the holders of the shares will be entitled to receive $10 per share plus redemption provision before assets distributed to other shareholders.

* The holders of the shares are entitled to dividends equal to common share dividends.

The Series B Convertible Preferred Stock has the following rights and privileges:

* The shares are not convertible into any other class or series of stock.

* The holders of the shares are entitled to five hundred (500) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding.

* Upon the liquidation of the Company, the holders of the shares will be entitled to receive $.001 per share plus redemption provision before assets distributed to other shareholders.

* The holders of the shares are entitled to dividends equal to common share dividends.

* Once any shares of Series B Convertible Preferred Stock are outstanding, at least two-thirds of the total number of shares of Series B Convertible Preferred Stock outstanding must approve the following transactions:

* Alter or change the rights, preferences or privileges of the Series B Preferred Stock.

* Create any new class of stock having preferences over the Series B Preferred Stock.

* Repurchase any of the Company's common stock.

* Merge or consolidate with any other Company, except wholly-owned subsidiaries of the Company.

* Sell, convey or otherwise dispose of , or create or incur any mortgage, lien, or charge or encumbrance or security interest in or pledge of, or sell and leaseback, in all or substantially all of the property or business of the Company.

* Incur, assume or guarantee any indebtedness maturing more than 18 months after the date on which it is incurred, assumed or guaranteed by the Company, except for operating leases and obligations assumed as part of the purchase price of property.

Note 11 - Common Stock

On February 7, 2003, the Company's Board of Directors approved a 1-for-200 reverse common stock split. All common stock amounts and per share information have been retroactively adjusted to reflect this reverse common stock split in the accompanying consolidated financial statements.

On February 23, 2004, the Company's Board of Directors approved an increase in the number of authorized common shares from 200,000,000 to 10,000,000,000, and changed the par value from $.001 per share to no stated par value per share.

On October 12, 2004, the Company's Board of Directors approved a 1-for-1,000 reverse common stock split and changed the par value of the common stock from $.001 to no par value. All common stock amounts and per share information have been retroactively adjusted to reflect this reverse common stock split in the accompanying consolidated financial statements.

As discussed in Note 1, the Company is obligated to issue common shares with an aggregate value of $1,000,000 by June 30, 2006 in connection with the acquisition of Wichita from Nexia. As of December 31, 2004, the number of common shares required for issuance to satisfy the remainder of the

$1,000,000 aggregate value totaled approximately 2 billion. As of March 31, 2005, the number of common shares required for issuance to satisfy the remaining value totaled approximately 132.3 million.

The Board of Directors authorized the issuance of 1.6 billion shares of common stock from January 1, 2005 through March 24, 2005 pursuant to the 2005 Benefit Plan of Diversified Financial Resources Corp. discussed in Note 12.

Note 12 - Common Stock Options

On January 29, 2004, the Board of Directors adopted the 2004 Benefit Plan of Diversified Financial Resources Corp. Through October 11, 2004, the plan authorized the grant of stock options to eligible employees, directors, and other individuals to purchase up to an aggregate of 4,050,000,000 shares of stock. Options granted under the plan have an exercise price and term established by the plan administrator at the date of grant. The plan is intended to advance the interest of the Company by attracting and helping to ensure the retention of competent directors, employees, and consultants, and to provide incentives to those individuals to devote their utmost efforts to the advancement of the Company.

A summary of option activity is presented below:

	Shares	Weighted Average Exercise Price

Outstanding as of December 31. 2002	-	$ -
Granted	-	$ -
Exercised	-	$ -
Cancelled	-	$ -

Outstanding as of December 31. 2003	-	$ -
Granted	3,564,060,000	$ 0.0005
Exercised	(3,564,060,000)	$ 0.0005
Cancelled	-	$ -

Outstanding as of December 31, 2004	-	n/a
	========	========

On January 4, 2005, the Board of Directors adopted the 2005 Benefit Plan of Diversified Financial Resources Corp. The plan authorizes the grant of stock options to eligible employees, directors, and other individuals to purchase up to an aggregate of 2,000,000,000 shares of stock. Options granted under the plan have an exercise price and term established by the plan administrator at the date of grant. The plan is intended to advance the interest of the Company by attracting and ensuring the retention of competent directors, employees, and consultants, and to provide incentives to those individuals to devote their utmost efforts to the advancement of the Company. Through March 24, 2005, options to purchase 1,855,000,000 shares of common stock were granted and exercised.

Note 13 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:

	Year ended December 31,
	2004	2003

Income tax benefit at statutory rate	$ (1,548,818)	$(345,000)
Change in valuation allowance	1,548,818	345,000

	$ -	$ -
	========	========

Deferred tax assets are as follows at December 31, 2004:

Year ended December 31,

Net operating loss carryforwards	$ 1,904,938	$ 394,000
Valuation allowance	(1,904,938)	(394,000)
	$ -	$ -

	========	========

The Company has a net operating loss carryforwards of approximately $6,200,000 which begins to expire in the year 2022. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 14 - Related Party Transactions

During the year ended December 31, 2004, the Company issued 30,000,000 shares of restricted stock to John Chapman for acquisition-related services, and recorded $2.4 million as expense; issued 2,000,000,000 shares of restricted common stock to John Chapman to satisfy accrued salary of $100,000; advanced John Chapman $13,000; and accepted advances from John Chapman of $3,000. John Chapman's monthly salary was increased from $20,000 per month to $50,000 per month in April, 2004, and the Company owes $127,000 of salary to John Chapman at December 31, 2004. The Company recorded compensation expense to John Chapman of $510,000 and $140,000 for the years ended December 31, 2004 and 2003, respectively.

During the year ended December 31, 2004, the Company issued 1,500,000,000 shares of restricted common stock to Board of Director members and recorded $300,000 as expense.

During the year ended December 31, 2004, the Company executed a Letter of Intent with John Chapman and Dennis Thompson, both of whom are officers and directors of the Company, to acquire certain mining interests in Mexico. See Note 3.

During the year ended December 31, 2004, the Company executed a note payable with Nexia Holdings, Inc. ("Nexia") for $100,000; and issued 26,000,000 shares to Nexia pursuant to the acquisition agreement for Wichita. See Note 1. During the year ended December 31, 2003, the Company executed a note payable with Nexia for $150,000. See Note 8.

During the year ended December 31, 2004, the Company issued 101,786,230 shares of common stock to Richard Surber of Hudson Consulting Group, Inc. ("Hudson") to satisfy obligations under a consulting agreement between the Company and Hudson that provides for monthly payments of $7,500. The Company paid Hudson $104,000 under the consulting agreement in 2003. Richard Surber is a principal shareholder of Nexia Holdings, Inc.

During the year ended December 31, 2003, the Company issued 13,150 shares of preferred stock to John Chapman for consulting services and rent of $131,500.

DFRC has a lease for its approximate 1600 sq. ft. office located at 1771 Wolviston Way, San Diego, CA 92154 from Mr. Chapman, the president of DFRC. The home office space is subleased in a related party transaction in Mr. Chapman's residence. The term of the lease is from May 2002 through May of 2005; monthly rental is in the amount of $6,500. The lease has a three year extension available for a monthly rental of $8,500. DFRC is liable for all utilities for the premises. Rental expense of approximately $78,000 was recorded during 2004 and 2003. Future obligations under the lease total $32,500.

Note 15 - Supplemental Cash Flow Information

For the years ended December 31, 2004 and 2003, the Company paid interest of approximately $177,000 and $59,000, respectively.

No amounts were paid for income taxes during the years ended December 31, 2004 and 2003.

During the year ended December 31, 2004:

* The Company issued 3.9 billion shares of common stock for services and recorded $3.1 million as expense related to the issuances.

* The Company recorded $411,000 of compensation expense related to the issuance and exercise of stock options.

* The Company executed a deed in lieu of foreclosure on its property in Wichita, KS and recorded a loss of $273,000 on the transaction, recorded a reduction in the related mortgage liability of $268,000, and wrote-off a deposit

* The Company issued 102 million shares of common stock to satisfy accounts payable totaling $126,000.

* The Company reserved or wrote-off receivables totaling $60,000.

* The Company issued stock for the prepayment of construction costs totaling $44,000.

During the year ended December 31, 2003:

* The Company acquired approximately 83% of the common stock of Wichita Development Corporation. The Company recorded net assets from the acquisition as follows:

Marketable securities	$ 64,769
Receivables, net	1,515
Property and equipment, net	1,873,230
Accounts payable	(73,370)
Notes payable	(1,571,384)
47 Minority interest	(91,943)

202,817
Less common stock issued	(218,168)
Net cash received	$ 15,351
========

* The Company acquired 100% of the common stock of MT&C. The Company recorded net assets from the acquisition as follows:

Goodwill	$ 22,602
Related party payable	(21,702)

900
Less common stock issued	(6,000)

Net cash received	$ 5,100
========

The Company's building located in Ogden, Utah was sold at a trustee's sale. The sale resulted in the Company reducing the following assets and liabilities:

Property and equipment, net	$ (939,949)
Accounts payable	12,045
Notes payable	588,207

Loss on trustee's sale of property	$ (339,697)
========

Note 16 - Subsequent Events

Subsequent to the year ended December 31, 2004:

Options to purchase 1,855,000,000 shares of common stock were granted to and exercised by employees and consultants of the Company under the 2005 Benefit Plan of Diversified Financial Resources Corp.

The Company issued 145,000,000 shares of common stock to an individual involved in the mining operations in Mexico.

The Company made payments under the mining acquisition agreements and incurred expenses related to the mining acquisition totaling $130,000.

The Company entered into purchase and sale agreements for all of its real estate properties in February 2005 with a non-affiliate. The transactions have not closed as of March 24, 2005. Proceeds to the Company consist of notes payable aggregating $1,320,000, and bear interest at 6.75%. Interest is payable monthly beginning April 2005, and the notes and all unpaid interest are due in February 2006. The mortgage, line-of-credit and property tax liabilities associated with the properties, which total approximately $941,000 at December 31, 2004, remain the responsibility of the Company. The net book value of the properties subject to the purchase and sale agreements is approximately $715,000 at December 31, 2004.

The parties have discussed modifying the purchase and sale agreements in the event that closing issues prevent the transactions from closing in a timely manner. The purchase and sale agreements would be rescinded, and new agreements executed for the sale of the common stock of the subsidiaries that own the properties.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its independent accountants and has made no changes during the year ended December 31, 2004, except as reported in the August 13, 2004 Form 8-K filed the Company reporting the dismissal of Jones Simkins, LLP as its Certifying Accountant and the retention of Mendoza Berger & Company, LLP of Irvine, California as its new Certifying Accountant. The Company has had no disagreements with Jones Simkins LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Jones Simkins to make reference in connection with their opinion on the subject matter of the disagreement.

ITEM 8A. CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-14(c) as of the end of the period covered by this Annual Report on Form 10-KSB and as of a date within 90 days of the filing of this report. Based on that evaluation, it has been concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to them to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Control Persons

NAME AGE POSITION

John Chapman 62 President, CFO and Director

Dennis Thompson 51 Director

John Casey 31 Director

John R. Chapman was appointed to DFRC's Board of Directors and as the Company's President on March 23, 2003. Over the last five years, Mr. Chapman has been primarily involved in the business of real estate development and mortgage banking. He will serve as a director until the next annual shareholders meeting.

Dennis Thompson was appointed to DFRC's Board of Directors on May 30, 2002. Mr. Thompson has been a consultant who provides expert advice concerning equipment, construction, and mining operations. He develops and implements construction plans for gold and coal mining operations. Prior to that time, Mr. Thompson was involved in manufacturing industry and construction field. He attended the Iron Workers Apprentice School in West Virginia from 1972-1975. He will serve as a director until the next annual shareholders meeting.

John Casey was appointed to DFRC's Board of Directors on October 30, 2002. Mr. Casey has over five years experience as a Site Manager supervising and directing numerous on-site craft and salaried personnel as well as various subcontractors. He also has 4 additional years of environmental remedial experience as a Site Safety Officer, Operations Foreman, and heavy equipment operator. He served as the Operations Foreman and Site Safety Officer for a crew of twelve on a 125 acre precious metal mining operations from 1996 through 1998. He served in the United States Air Force for four years assigned to a fire fighting/hazardous materials handling unit. He has worked on buried drum recovery projects as well as landfill construction barrier/ cut-off trench installations, low level radiological decommissioning and demolition projects, and the construction of landfill capping systems. He will serve as a director until the next annual shareholders meeting.

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

The President of DFRC has been named individually as a defendant in a civil action filed on October 16, 2003 by the Securities and Exchange Commission in the United States District Court for the State of Utah, Civil Action No. 2:03CV00914. The action alleges that Mr. Chapman engaged in manipulation of the share price of DFRC and failed to adequately disclose the role of The Sukumo Group, Inc. in the sale of securities of DFRC to off shore investors. Relief sought by the complaint includes penalties, fines and injunctive relief against Mr. Chapman, discussions of terms to resolve the claims are ongoing.

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

ITEM 10. EXECUTIVE COMPENSATION

The following tables and notes present for the three years ended December 31, 2004 the compensation received by the DFRC's President and Vice President. No other executive officer of DFRC received compensation which exceeded $100,000 during any of the three years ended December 31, 2004.

SUMMARY COMPENSATION TABLE
			Long Term Compensation
Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Restricted Stock Award(s)	Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)
John Chapman, President, Director(4)	2004 2003	$510,000(1) $80,000(1)	2,030,000(4, 3) -	- -	- -	- -
Sandra Jorgensen	2002	-	15,000(2)	-	-	-
Thomas Clay President, Director	2002	$7,500 $55,000	-	- -	- -	- -

(1) Cash compensation paid to Mr. Chapman.

(2) 3,000,000 shares issued November 1, 2002 were reduced to 15,000 by the 1 for 200 reverse split.

(3) Mr. Chapman received 13,150 shares of Class A preferred shares from the company on December 11, 2003; 7,150 shares for rent on the office space he provided to the Company and 6,000 shares as compensation for the months October, November and December of 2003.

(4) This number reflects the 1 for 1,000 reverse stock split that was effective as of November 1, 2004, the restricted stock awards consisted of 30,000,000 pre reverse shares granted to Mr. Chapman in January of 2004 as compensation for services he provided with regard to the acquisitions being explored by DFRC and 2,000,000,000 pre-reverse shares granted to Mr. Chapman in August of 2004.

DFRC entered into an Employment Agreement dated June 5, 2003 with John Chapman, pursuant to which Mr. Chapman has agreed to serve as the Company's President, Chief Executive Office and Chief Financial Officer. The agreement provides for a base salary of $50,000 per month, payable in cash, common or preferred stock of the Company, the form to be at the election of Mr. Chapman.

Compensation of Directors

On March 30, 2005, the board of directors of the Company approved the issuance to John Chapman, the president and director of the Company, to John Casey a director of the Company and Dennis Thompson a director of the Company of 70,000,000 shares to each individual of restricted common stock of the Company, pursuant to Section 4(2) of the Securities Act of 1933 as compensation for each of the director's services provided to the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information with respect to the beneficial ownership of the Common Stock by (i) each of the directors of DFRC, (ii) each person known by DFRC to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of April 13, 2005. The total number of shares of common stock issued and outstanding on April 13, 2005 is 4,481,597,981. Unless otherwise indicated, DFRC believes that the beneficial owner has sole voting and investment power over such shares.

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENTAGE OF OWNERSHIP
Dennis Thompson 1771 Wolviston Way. San Diego, CA 92154	502,000	0.01%
John Chapman, President & Director 1771 Wolviston Way. San Diego, CA 92154	2,532,370	0.06%
John Casey, Director 1771 Wolviston Way. San Diego, CA 92154	500,000	0.01%
Officers and Directors as a group (2 persons)	3,534,370	0.078%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective May 1, 2002, the Company entered into a lease agreement with John Chapman, currently president, CEO and a director of the Company, for the lease of an approximately 1,600 square foot office space located at 1771 Wolviston Way, San Diego, California, 92154, where the offices of the Company are located. The leased space is Mr. Chapman's residence. The lease is for a term of 3 years, with an option to extend for three additional years. Monthly rent for the space is $6,500 and the Company is responsible for all utilities in the space.

The Company entered into an Employment Agreement dated June 5, 2003 with John Chapman, pursuant to which Mr. Chapman has agreed to serve as the Company's President, Chief Executive Officer and Chief Financial Officer. The agreement provides for a base salary of $50,000 per month, payable in cash, common or preferred stock of the Company, the form to be at the election of Mr. Chapman.

On August 31, 2004 the Company's board of directors authorized the issuance of 2,000,000 (2,000,000,000 pre-reverse split stock) shares of restricted common stock to be issued to John Chapman, President of the Company as partial satisfaction of salary and compensation due to him for his services as President and CEO of the Company.

On January 21, 2004, the board of directors of the Company approved the issuance to John Chapman, the president of the Company, of 30,000,000 shares of restricted common stock of the Company, pursuant to Section 4(2) of the Securities Act of 1933 as compensation for his services with regard to the acquisitions being explored by the Company.

Subsequent events to December 31, 2004

On March 31, 2005, the board of directors of the Company approved the issuance to John Chapman, the president and director of the Company, to John Casey a director of the Company and Dennis Thompson a director of the Company of 70,000,000 shares to each individual of restricted common stock of the Company, pursuant to Section 4(2) of the Securities Act of 1933 as compensation for each of the director's services provided to the Company. These shares have not been issued as of April 13, 2005.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 32 of this Form 10-KSB, which is incorporated herein by reference.

(b) Reports on Form 8-K.

    On February 6, 2004, DFRC filed an 8-K report DFRC on the issuance of 30,000,000 shares of its restricted common stock to the Company's president, John Chapman as compensation for services rendered in connection with various acquisition candidates of DFRC. DFRC further reported that it had in December of 2003 issued to Mr. Chapman 13,150 shares of its Class A preferred shares, 6,000 shares for compensation and 7,150 shares in payment of rent due to him.

    On August 13, 2004, DFRC filed an 8-K report of the actions of the
    Company in dismissing Jones Simkins LLP as its Certified Public Accountants and retaining Mendoza Berger & Company of Irvine, California as its new Certified Public Accountants. The Company has had no disagreements with Jones Simkins LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Simkins to make reference in connection with their opinion on the subject matter of the disagreement.

    On September 3, 2004, DFRC filed an 8-K report of the issuance of unregistered shares of its common stock. The first issuance of 1,500,000,000 shares of restricted common stock to each of the three directors of the Company, John Chapman, John Casey and Dennis Thompson each received 500,000,000 shares as compensation for their services as directors of the Company. A second issuance of 2,000,000,000 shares of restricted common stock was made to John Chapman as compensation for his services as President of the Company.

    On December 10, 2004, DFRC filed an 8-K report on the issuance of 457,910,014, since November 22, 2004, shares of the Company's common stock pursuant to the Company's S-8 Registration Statement. All of the shares were issued as payment for services provided by individuals to the Company.

    On December 16, 2004, DFRC filed an 8-K reporting that the Company has a total of 1,271,869,981 shares of its common stock issued and outstanding.

    On December 22, 2004, DFRC filed an 8-K reported the issuance of 50,000,000 shares of restricted common stock to Equitilink LLC pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued as compensation for public relations and communications services provided pursuant to a written agreement with the Company.

Subsequent to the end of the year no reports on Form 8-K have been filed:

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees are for professional services for the audit of DFRC's annual financial statements, and for the review of the financial statements included in the Company's filing on Form 10-QSB and for services that are normally provided in connection with statutory and regulatory filings or engagements. DFRC has paid to Jones Simkins, PC, audit fees of approximately $35,000 for 2003 and $21,268 also need to fix the font on the number to Mendoza for 2004.

Audit Related Fees

Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of DFRC's financial statements. DFRC has paid to Jones Simkins, PC, audit related fees of approximately $2,000 for 2003 and $21,268 also need to change the font on the number to Mendoza for 2004.

Tax Fees

The tax fees are those funds paid for professional services with respect to tax compliance, tax advice, and tax planning. DFRC paid no professional tax fees to Jones Simkins, LP during 2004 and 2003.

All Other Fees

Fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees paid.

Pre-approved Policy for Audit and Non-Audit Services

DFRC does not have a standing audit committee and the full board of directors performs all functions of an audit committee, including the pre-approval of all audit and non-audit services prior to DFRC engaging an accountant. All of the services rendered for DFRC by Mendoza LLP were pre-approved by the board of directors of DFRC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Financial Resources Corporation

Dated: April 12, 2005 By: /s/ John Chapman .

John Chapman, CEO, President and CFO

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

SIGNATURE TITLE DATE

CEO, Pres., CFO and Director April 12, 2005

/s/ John Chapman .

John Chapman

Director April 12, 2005

/s/ Dennis Thompson .

Dennis Thompson

/s/ John Casey Director April 12, 2005

John Casey

Exhibit 31(i) CERTIFICATIONS

I, John Chapman, certify that:

1. I have reviewed this annual Report on Form 10-KSB of Diversified Financial Resources Corporation for the period ending December 31, 2004;

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

4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

Date: April 14, 2005 ____/s/ John Chapman _____

John Chapman, CEO and CFO

Exhibit 32(i)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Diversified Financial Resources Corporation (the "Company") on Form 10-KSB for the period ending December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the"Report"), I, John Chapman, Chief Executive and Sole Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

/s/ John Chapman

John Chapman

CEO and CFO

April 14, 2005

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference of our financial statement audit report dated April 2, 2004, appearing in this Annual Report on Form 10-KSB of Diversified Financial Resources Corporation for the year ended December 31, 2004.

JONES SIMKINS, P.C.

/s/ Jones Simkins, P.C.

Logan, Utah

April 19, 2005