Form 10KSB/A
period 2004-12-31
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2005-04-25
CIK 1029802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the fiscal year ended **December 31, 2004**

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number: **000-22373**

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
(Name of Small Business Issuer As Specified In Its Charter)

Delaware	**58-2027283**
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1771 Wolviston Way, San Diego, California 92654
(Address of principal executive offices) (Zip Code)

(619) 575-7041
(Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange On Which Registered
Common Stock ($0.001 par value)	None

Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES __✓__ NO _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and that no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $61,082.

The aggregate market value of the registrant's common stock (the only class of voting stock), held by non-affiliates was approximately $474,453 based on the average closing bid and ask prices for the common stock on April 13, 2005.

As of December 31, 2004 there were 3,146,000 shares outstanding. As of April 13, 2005 there were 4,481,597,981 shares outstanding of the registrant's common stock.

1

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

The Company expects to review opportunities to buy other business or technologies that would complement our current business, expand the breadth of our markets, or that may otherwise offer growth opportunities. If we make any future acquisitions, we could issue stock that would dilute existing stockholders' percentage ownership, incur substantial debt or assume contingent liabilities. Potential acquisitions also involve numerous risks, including:

- problems assimilating the purchased operations, technologies or products;
- unanticipated costs associated with the acquisition;
- diversion of management's attention from our core business;
- adverse effects on existing business relationships with suppliers and customers;
- risks associated with entering markets in which we have no or limited prior experience; and
- potential loss of the purchased organization's or our own key employees.

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

The public may read and copy any materials that are filed by DFRC with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by DFRC with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address for this site can by found at www.sec.gov.edgar.data

ITEM 2. DESCRIPTION OF PROPERTY

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

As of April 1, 2005, DFRC has moved its headquarters into its own office space at 8765 Aero Drive, Suite 221-San Diego, California 92123.

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

Land and Natural Resources

Mexican Mining Interests

DEFINITIONS

The following definitions to registrants engaged or to be engaged in significant mining operations:

1. Reserve. That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

1.2. Proven (Measured) Reserves. Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geological character is so well defined that size, shape, depth and mineral content of reserves are well-established.

1.3. Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proved (measured) reserves, is high enough to assume continuity between points of observation.

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

Mr. Patterson's partners passed away in an airplane accident and in 1986 Mr. Patterson brought in Ibance, as a new partner. From 1986 to 1989, Rebecca A. Miller conducted her Master of Science Thesis, from the University of El Paso, Texas for the area (Miller, 1988b). The thesis report explores several of the veins within the Llanitos Mining District and presents the geological setting and mineralization for these veins.

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

ABILITY TO CONTINUE AS A GOING CONCERN

DFRC's ability to continue as a going concern is in doubt. As DFRC has incurred a loss from its operations during both calendar years 2003 and 2004 and has had losses in prior years as well. DFRC will need to substantially decrease its operating expenses, increase its operating income, and raise significant additional capital. There is no assurance that DFRC will be able to accomplish all or any of these items. In the event that these events do not take place DFRC will in all probability not be able to continue as a going concern in calendar year 2005.

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

ITEM 7. FINANCIAL STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 2004 are attached hereto as pages F-1 through F-21.

DIVERSIFIED FINANCIAL RESOURCES CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004 and 2003

FINANCIAL STATEMENTS

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

See accompanying notes to financial statements.

DIVERSIFIED FINANCIAL RESOURCES CORP.
STATEMENT OF OPERATIONS

	Year ended December 31,	
	2004	**2003**
Revenue	$ 61,082	$ 64,967
General and administrative expenses	5,080,685	709,260
Mining exploration expenses	382,789	-
Loss from operations	(5,402,392)	(644,293)
Gain on sale of securities	289	2,405
Impairment loss	(67,867)	(22,602)
Interest expense	(150,822)	(59,370)
Loss on sale of property	(272,966)	(339,697)
Net loss before equity interest in minority net income (loss) and provision for income taxes	(5,893,758)	(1,063,557)
Provision for income taxes	-	-
Loss before equity interest in minority income (loss)	(5,893,758)	(1,063,557)
Loss before interest in net loss of subsidiaries	(34,211)	42,649
Net loss	$ (5,927,969)	$ (1,020,908)
Net loss per share - basic and diluted	$ (0.06)	$ (133.50)
Weighted average number of common shares outstanding - basic and diluted	99,969,473	7,647

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

See accompanying notes to financial statements.

DIVERSIFIED FINANCIAL RESOURCES CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT
Years ended December 31, 2004 and 2003
Page 2 of 2

	Additional paid-in capital	Other Comprehensive Loss	Accumulated Deficit	Total
Balances at December 31, 2002	$ -	$ -	(12,716,494)	30,795
Issuance of preferred stock for services	131,487	-	-	131,500
Issuance of common stock for:				
Cash	-	-	-	539,804
Services	-	-	-	50,000
Acquisition of subsidiaries	-	-	-	224,168
Comprehensive loss:				
Net loss	-	-	(1,020,908)	(1,020,908)
Other comprehensive loss on investments, available for sale	-	(45,453)	-	(45,453)
Balances at December 31, 2003	131,487	(45,453)	(13,737,402)	(90,094)
Issuance of common stock for:				
Cash, compensation, and construction costs	-	-	-	1,590,721
Services	-	-	-	3,062,587
Other - accounts payable and MTC agreement	-	-	-	134,164
Comprehensive loss:				
Net loss	-	-	(5,927,969)	(5,927,969)
Other comprehensive loss on investments, available for sale	-	(18,496)	-	(18,496)
Balances at December 31, 2004	$ 131,487	$ (63,949)	($19,665,37)	($1,249,087)

See accompanying notes to financial statements.

DIVERSIFIED FINANCIAL RESOURCES CORP.
CASH FLOW STATEMENT

	Year ended December 31, 2004	2003
Cash flows from operating activities:		
Net loss	$(5,927,969)	$ (1,020,908)
Adjustments to reconcile net loss to net cash used in operating activities:		
Stock compensation expense	3,473,816	181,500
Reserve for receivables	58,691	-
Write-off of receivables	1,040	-
Depreciation	23,804	28,174
Gain on sale of investments, available-for-sale	(289)	(2,405)
Loss on foreclosure of property	272,966	339,697
Loss on impairment of assets	67,867	22,602
Minority interest	7,800	(91,943)
Changes in assets and liabilities:		
Receivables	(11,463)	-
Prepaid expenses	(691)	-
Deposits	9,674	(12,215)
Accounts payable	133,216	26,587
Accrued payroll & taxes	284,885	-
Accrued expenses	217,094	48,268
Related party payables	113,272	13,797
Litigation settlement payable	296,499	-
Net cash used in operating activities	(979,788)	(466,846)
Cash flow from investing activities		
Purchase of money funds	(55,252)	-
Increase in notes receivable	-	(90,437)
Purchase of fixed equipment	(4,121)	-
Net cash received in acquisitions	-	20,451
Proceeds from sale of investments, available-for-sale, net	289	2,173
Net cash (used in) provided by investing activities	(59,084)	(67,813)
Cash flows from financing activities		
Increase (decrease) in lines-of-credit	8,742	(1,847)
Principal payments on notes payable	(15,763)	(1,501)
Proceeds from issuance of notes payable	60,000	4,469
Issuance of common stock	1,113,641	539,804
Net cash provided by financing activities	1,166,620	540,925
Net increase (decrease) in cash	127,748	6,266
Cash and cash equivalents at beginning of year	8,006	1,740
Cash and cash equivalents at end of year	$ 135,754	$ 8,006

See accompanying notes to financial statements.

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

Revenue Recognition

Rental revenue is generally recognized at the time rents are invoiced and collectibles is reasonably assured. This policy meets the criteria of *Staff Accounting Bulletin 101* in that there is persuasive evidence of an existing contract or arrangement, services have been provided, the price is fixed and determinable and the collectibles is reasonably assured.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

Comprehensive Loss

Under SFAS No. 130, *Reporting Comprehensive Income or Loss*, the reporting and display of comprehensive loss and its components is required in the financial statements.
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

Note 4 - Notes Receivable

Notes receivable consist of the following:

	December 31, 2004	December 31, 2003
Note receivable from Creative Marketing Group, Inc., bearing interest at 2% and due on September 4, 2004	$ -	$ 56,891
Note receivable from Valley Air, Inc., non-interest bearing and due on demand	-	26,300
Notes receivable from unrelated parties, non-interest bearing and due on demand	3,571	8,761
	$ 3,571	$ 91,952

Note 5 - Property and Equipment

Property and equipment consists of the following:

	December 31, 2004	December 31, 2003
Land	$ 176,100	$ 276,100
Building and improvements	735,128	1,206,627
Equipment	4,121	-
	915,349	1,482,727
Less accumulated depreciation	(129,136)	(150,389)
Less SFAS 144 write-down	(67,867)	-
	$ 718,346	$ 1,332,338

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

- * Requires two-thirds voting majority to authorize changes to equity.
- * Redemption provision at option of directors for $10 per share plus the greater of $3 per share or 50% of market capitalization divided by 2,000,000.
- * The holders of the shares are entitled to one hundred (100) votes for each share held.
- * Upon the liquidation of the Company, the holders of the shares will be entitled to receive $10 per share plus redemption provision before assets distributed to other shareholders.
- * The holders of the shares are entitled to dividends equal to common share dividends.

The Series B Convertible Preferred Stock has the following rights and privileges:

- * The shares are not convertible into any other class or series of stock.
- * The holders of the shares are entitled to five hundred (500) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding.
- * Upon the liquidation of the Company, the holders of the shares will be entitled to receive $.001 per share plus redemption provision before assets distributed to other shareholders.
- * The holders of the shares are entitled to dividends equal to common share dividends.
- * Once any shares of Series B Convertible Preferred Stock are outstanding, at least two-thirds of the total number of shares of Series B Convertible Preferred Stock outstanding must approve the following transactions:
    - o* Alter or change the rights, preferences or privileges of the Series B Preferred Stock.
    - o* Create any new class of stock having preferences over the Series B Preferred Stock.
    - o* Repurchase any of the Company's common stock.
    - o* Merge or consolidate with any other Company, except wholly-owned subsidiaries of the Company.
    - o* Sell, convey or otherwise dispose of , or create or incur any mortgage, lien, or charge or encumbrance or security interest in or pledge of, or sell and leaseback, in all or substantially all of the property or business of the Company.
    - o* Incur, assume or guarantee any indebtedness maturing more than 18 months after the date on which it is incurred, assumed or guaranteed by the Company, except for operating leases and obligations assumed as part of the purchase price of property.

<u>Note 11 - Common Stock</u>

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

During the year ended December 31, 2004:

- * The Company issued 3.9 billion shares of common stock for services and recorded $3.1 million as expense related to the issuances.
- * The Company recorded $411,000 of compensation expense related to the issuance and exercise of stock options.
- * The Company executed a deed in lieu of foreclosure on its property in Wichita, KS and recorded a loss of $273,000 on the transaction, recorded a reduction in the related mortgage liability of $268,000, and wrote-off a deposit
- * The Company issued 102 million shares of common stock to satisfy accounts payable totaling $126,000.
- * The Company reserved or wrote-off receivables totaling $60,000.
- * The Company issued stock for the prepayment of construction costs totaling $44,000.

During the year ended December 31, 2003:

- * The Company acquired approximately 83% of the common stock of Wichita Development Corporation. The Company recorded net assets from the acquisition as follows:

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

John R. Chapman, 62 was appointed to DFRC's Board of Directors and as the Company's President on March 23, 2003. Over the last five years, Mr. Chapman has been primarily involved in the business of real estate development and mortgage banking. He will serve as a director until the next annual shareholders meeting.

Dennis Thompson, 51 was appointed to DFRC's Board of Directors on May 30, 2002. Mr. Thompson has been a consultant who provides expert advice concerning equipment, construction, and mining operations. He develops and implements construction plans for gold and coal mining operations. Prior to that time, Mr. Thompson was involved in manufacturing industry and construction field. He attended the Iron Workers Apprentice School in West Virginia from 1972-1975. He will serve as a director until the next annual shareholders meeting.

John Casey, 31 was appointed to DFRC's Board of Directors on October 30, 2002. Mr. Casey has over five years experience as a Site Manager supervising and directing numerous on-site craft and salaried personnel as well as various subcontractors. He also has 4 additional years of environmental remedial experience as a Site Safety Officer, Operations Foreman, and heavy equipment operator. He served as the Operations Foreman and Site Safety Officer for a crew of twelve on a 125 acre precious metal mining operations from 1996 through 1998. He served in the United States Air Force for four years assigned to a fire fighting/hazardous materials handling unit. He has worked on buried drum recovery projects as well as landfill construction barrier/ cut-off trench installations, low level radiological decommissioning and demolition projects, and the construction of landfill capping systems. He will serve as a director until the next annual shareholders meeting.

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

SUMMARY COMPENSATION TABLE

			Long Term Compensation			
Annual Compensation			Awards		Payouts	
Name and Principal Position	Year	Salary ($)	Restricted Stock Award(s)	Securities Underlying Options SARs(#)	LTIP payouts ($)	All Other Compensation ($)
John Chapman, President, Director(4)	2004	$510,000(1)	2,030,000(4, 3)	-	-	-
	2003	$80,000(1)	-	-	-	-
Sandra Jorgensen	2002	-	15,000(2)	-	-	-
Thomas Clay President, Director	2002	$7,500	-	-	-	-
		$55,000		-	-	-

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

DFRC entered into an Employment Agreement dated June 5, 2003 with John Chapman, pursuant to which Mr. Chapman has agreed to serve as the Company's President, Chief Executive Office and Chief Financial Officer. The agreement provides for a base salary of $50,000 per month, payable in cash, common or preferred stock of the Company, the form to be at the election of Mr. Chapman..

Compensation of Directors

On March 30, 2005, the board of directors of the Company approved the issuance to John Chapman, the president and director of the Company, to John Casey a director of the Company and Dennis Thompson a director of the Company of 70,000,000 shares to each individual of restricted common stock of the Company, pursuant to Section 4(2) of the Securities Act of 1933 as compensation for each of the director's services provided to the Company. These shares have not issued as of April 13, 2005No payments have been made to directors of DFRC for their services as directors that have not been previously reported by the Company..

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

Subsequent events to December 31, 2004

On March 31, 2005, the board of directors of the Company approved the issuance to John Chapman, the president director of the Company, to John Casey a director of the Company and Dennis Thompson a director of the Company of 70,000,000 shares to each individual of restricted common stock of the Company, pursuant to Section 4(2) of the Securities Act of 1933 as compensation for each of the director's services provided to the Company. These shares have not been issued as of April 13, 2005.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 30 of this Form 10-KSB/A, which is incorporated herein by reference.

Reports on Form 8-K.

(1) On February 6, 2004, DFRC filed an 8-K report DFRC on the issuance of 30,000,000 shares of its restricted common stock to the Company's president, John Chapman as compensation for services rendered in connection with various acquisition candidates of DFRC. DFRC further reported that it had in December of 2003 issued to Mr. Chapman 13,150 shares of its Class A preferred shares, 6,000 shares for compensation and 7,150 shares in payment of rent due to him.

(2) On August 13, 2004, DFRC filed an 8-K report of the actions of the Company in dismissing Jones Simkins LLP as its Certified Public Accountants and retaining Mendoza Berger & Company of Irvine, California as its new Certified Public Accountants. The Company has had no disagreements with Jones Simkins LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Simkins to make reference in connection with their opinion on the subject matter of the disagreement.

(3) On September 3, 2004, DFRC filed an 8-K report of the issuance of unregistered shares of its common stock. The first issuance of 1,500,000,000 shares of restricted common stock to each of the three directors of the Company, John Chapman, John Casey and Dennis Thompson each received 500,000,000 shares as compensation for their services as directors of the Company. A second issuance of 2,000,000,000 shares of restricted common stock was made to John Chapman as compensation for his services as President of the Company.

(4) On December 10, 2004, DFRC filed an 8-K report on the issuance of 457,910,014, since November 22, 2004, shares of the Company's common stock pursuant to the Company's S-8 Registration Statement. All of the shares were issued as payment for services provided by individuals to the company.

(5) On December 16, 2004, DFRC filed an 8-K reporting that the Company has a total of 1,271,869,981 shares of its common stock issued and outstanding.

(6) On December 22, 2004, DFRC filed an 8-K reported the issuance of 50,000,000 shares of restricted common stock of Equitilink LLC pursuant to Section 4(2) of the Securities Act of 1933. The shares were issued as compensation for public relations and communications services provided pursuant to a written agreement with the Company.

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

Audit Related Fees

Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of DFRC's financial statements. DFRC has paid to Jones Simkins, PC, audit related fees of approximately $2,000 for 2003 and $21,268 for 2004.

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

SIGNATURE	TITLE	DATE
/s/ John Chapman . John Chapman	CEO, Pres., CFO and Director	April 12, 2005
/s/ Dennis Thompson . Dennis Thompson	Director	April 12, 2005
/s/ John Casey John Casey	Director	April 12, 2005

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)(a)	*

Articles of Incorporation of DFRC (note that these were amended by the Articles of Merger constituting Exhibit 2 to the December 31, 1993 Form 10-KSB) (Incorporated herein by reference from Exhibit No. 3(i) to DFRC's Form 10-KSB for the year ended December 31, 1993.

3(i)(b)	*

Amendment to Certificate of Incorporation dated February 16, 2000 to change name of DFRC from Vaxcel, Inc. to Chattown.com Networks, Inc. (Incorporated by reference from Exhibit 3(i)(b) of DFRC's Form 10QSB for the six months ended June 30, 2002)

3(i)(c)	*

Amendment to Certificate of Incorporation dated December 19, 2000 to change name of DFRC from Chattown.com Networks, Inc. to eLocity Networks Corporation (Incorporated herein by reference from Exhibit 3(iii) of DFRC's Form 10.

3(i)(d)	*

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

Stock Option Agreement, dated February 8, 2004 by the Company and A. Franklin Adams, granting an option to purchase 6,000,000 shares of common stock, par value $0.001 with an option price set at 85% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended March 31, 2004.)

10(ii)	*

Stock Option Agreement, dated February 8, 2004 by the Company and Sandra Jorgensen, granting an option to purchase 4,000,000 shares of common stock, par value $0.001 with an option price set at 85% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended March 31, 2004.)

10(iii)	*

Stock Option Agreement, dated February 8, 2004 by the Company and Ernie Burch, granting an option to purchase 6,000,000 shares of common stock, par value $0.001 with an option price set at 85% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended March 31, 2004.)

10(iv)	*

Stock Option Agreement, dated February 25, 2004 by the Company and June Thomson, granting an option to purchase 6,000,000 shares of common stock, par value $0.001 with an option price set at 85% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended March 31, 2004.)

10(v)	*

Stock Option Agreement, dated February 25, 2004 by the Company and George B. Phillips, granting an option to purchase 6,000,000 shares of common stock, par value $0.001 with an option price set at 85% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended March 31, 2004.

10(vi)	*

Stock Option Agreement, dated February 25, 2004 by the Company and Steve Nickolas, granting an option to purchase 6,000,000 shares of common stock, par value $0.001 with an option price set at 85% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended March 31, 2004.)

10(vii)	*

Employment Agreement, dated March 1, 2004, between the Company and George B. Phillips for a term of two years, to search out and formulate potential mining opportunities in the country of Mexico. (Incorporated herein by reference from the 10-QSB for the quarter ended March 31, 2004.)

10(viii)	*

Employment Agreement, dated March 1, 2004, between the Company and Sandra Jorgensen for a term of two years, to provide administrative services for the company. (Incorporated herein by reference from the 10-QSB for the quarter ended March 31, 2004.)

10(ix)	*

Stock Option Agreement, dated March 15, 2004 by the Company and Sandra Jorgensen, granting an option to purchase 10,000,000 shares of common stock, par value $0.001 with an option price set at 85% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended March 31, 2004.)

10(x)	*

Employment Agreement, dated March 20, 2004 between the Company and Ramiro Trevizo for a term of two years, to provide development of potential mining opportunities in the country of Mexico. (Incorporated herein by reference from the 10-QSB for the quarter ended March 31, 2004.)

10(xi)	*

Stock Option Agreement, dated March 23, 2004 by the Company and Ramiro Trevizo, granting an option to purchase 10,000,000 shares of common stock, par value $0.001 with an option price set at 85% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended March 31, 2004.)

10(xii)	*

Stock Option Agreement, dated March 23, 2004 by the Company and Rebecca Miller, granting an option to purchase 10,000,000 shares of common stock, par value $0.001 with an option price set at 85% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended March 31, 2004.

10(xiii)	*

Employment Agreement, dated March 23, 2004 between the Company and Rebecca Anne Miller, for a term of two years, to assist the Company in its evaluation of mining opportunities within the country of Mexico. (Incorporated herein by reference from the 10-QSB for the quarter ended March 31, 2004.)

10(xiv)	*

Employment Agreement, dated March 24, 2004 between the Company and Steve Nickolas, for a term of two years, to provide services to the Company related to the development and establish of a water bottling operation, related to the proposed acquisition of Impact Beverages. (Incorporated herein by reference from the 10-QSB for the quarter ended March 31, 2004.)

10(xv)	*

Employment Agreement, dated March 26, 2004 between the Company and June Thomson Sparks, for a term of two years, to provide marketing and public relations services related to the development of a water bottling operation, related to the proposed acquisition of Impact Beverages. (Incorporated herein by reference from the 10-QSB for the quarter ended March 31, 2004.)

10(xvi)	*

Employment Agreement, dated April 1, 2004 between the Company and Ernie Burch, for a term of two years, to serve as property manager, leasing agent and project manager for real estate held by the Company. (Incorporated herein by reference from the 10-QSB for the quarter ended March 31, 2004.)

10(xvii)	*

Agreement effective as of December 20, 2004 the Company contracted with Equitilink LLC for a term of four months to provide the Company with public relations and communications services, including the development, implementation and maintenance of an ongoing program to increase the investment community's awareness of the Company's activities and to stimulate the investment community's interest in the Company. In exchange for these services the Company issued 50,000,000 shares of restricted common stock to Equitilink LLC. (Incorporated herein by reference from the 8-K filed on December 22, 2004.

99(i)	*

April 2, 2004, Stock Option Agreement with A Franklin Adams, granting an option to purchase 8,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(ii)	*

April 2, 2004, Stock Option Agreement with Ernie Burch, granting an option to purchase 8,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(iii)	*

April 15, 2004, Stock Option Agreement with Steve Nickolas, granting an option to purchase 6,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(iv)	*

April 15, 2004, Stock Option Agreement with June Thompson, granting an option to purchase 6,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(v)	*

April 15, 2004, Stock Option Agreement with George B. Phillips, granting an option to purchase 6,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(vi)	*

May 12, 2004, Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 3,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(vii)	*

May 12, 2004, Stock Option Agreement with Ernie Burch, granting an option to purchase 3,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(viii)	*

May 26, 2004, Stock Option Agreement with A Franklin Adams, granting an option to purchase 2,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(ix)	*

May 26, 2004, Stock Option Agreement with Ramiro Trevizo, granting an option to purchase 20,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(x)	*

May 26, 2004, Stock Option Agreement with June Thompson, granting an option to purchase 20,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xi)	*

May 26, 2004, Stock Option Agreement with George B. Phillips, granting an option to purchase 16,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xii)	*

May 26, 2004, Stock Option Agreement with Al Pietrangelo, granting an option to purchase 15,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xiii)	*

June 3, 2004, Stock Option Agreement with Rebecca Miller, granting an option to purchase 13,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xiv)	*

June 3, 2004, Stock Option Agreement with Ernie Burch, granting an option to purchase 14,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xv)	*

June 3, 2004, Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 14,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xvi)	*

June 3, 2004, Stock Option Agreement with David Maughan, granting an option to purchase 14,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xvii)	*

June 4, 2004, Stock Option Agreement with A Franklin Adams, granting an option to purchase 14,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xviii)	*

June 18, 2004, Stock Option Agreement with Tim Hall, granting an option to purchase 17,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xix)	*

June 29, 2004, Stock Option Agreement with Ernie Burch, granting an option to purchase 24,500,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xx)	*

June 29, 2004, Stock Option Agreement with George B. Phillips, granting an option to purchase 13,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xxi)	*

June 29, 2004, Stock Option Agreement with David Maughan, granting an option to purchase 24,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xxii)	*

June 29, 2004, Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 5,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xxiii)	*

June 29, 2004, Stock Option Agreement with Al Pietrangelo, granting an option to purchase 65,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xxiv)	*

June 29, 2004, Stock Option Agreement with Rebecca Miller, granting an option to purchase 14,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xxv)	*

June 29, 2004, Stock Option Agreement with A Franklin Adams, granting an option to purchase 18,500,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xxvi)	*

July 1, 2004, Stock Option Agreement with Tim Hall, granting an option to purchase 10,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xxvii)	*

July 2, 2004, Stock Option Agreement with Tim Hall, granting an option to purchase 20,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xxviii)	*

July 3, 2004, Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 25,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xxix)	*

July 3, 2004, Stock Option Agreement with Tim Hall, granting an option to purchase 20,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xxx)	*

July 5, 2004, Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 25,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xxxi)	*

July 5, 2004, Stock Option Agreement with Tim Hall, granting an option to purchase 20,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xxxii)	*

July 5, 2004, Stock Option Agreement with June Thompson, granting an option to purchase 21,000,000 shares of common stock, no par value with an option price set at 85% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xxxiii)	*

July 5, 2004, Stock Option Agreement with Ramiro Trevizo, granting an option to purchase 19,500,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xxxiv)	*

July 6, 2004, Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 25,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.

99(xxxv)	*

July 6, 2004, Stock Option Agreement with Tim Hall, granting an option to purchase 20,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xxxvi)	*

July 14, 2004, Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 28,500,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xxxvii)	*

July 14, 2004, Stock Option Agreement with Tim Hall, granting an option to purchase 37,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xxxviii)	*

July 20, 2004, Stock Option Agreement with A Franklin Adams, granting an option to purchase 26,500,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xxxix)	*

July 29, 2004, Stock Option Agreement with David Maughan, granting an option to purchase 40,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xxxx)	*

July 29 2004, Stock Option Agreement with Ramiro Trevizo, granting an option to purchase 40,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xl)	*

July 29, 2004, Stock Option Agreement with Tim Hall, granting an option to purchase 42,500,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xli)	*

July 30, 2004, Stock Option Agreement with Ernie Burch, granting an option to purchase 40,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xlii)	*

August 3, 2004, Stock Option Agreement with Sandra Jorgensen, granting an option to purchase 45,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xliii)	*

August 3, 2004, Stock Option Agreement with Rebecca Miller, granting an option to purchase 12,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended June 30, 2004.)

99(xliv)	*

August 11, 2004, Stock Option Agreement with Tim Hall, granting option to purchase 44,000,000 shares of common stock, no par value with an option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended September 30, 2004.)

99(xlv)	*

August 24, 2004, Stock Option Agreement with Ernie Burch, granting option to purchase 90,000,000 shares of common stock, no par value with the option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended September 30, 2004.)

99(xlvi)	*

August 24, 2004, Stock Option Agreement with Tim Hall, granting option to purchase 26,000,000 shares of common stock, no par value with the option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended September 30, 2004.)

99(xlvii)	*

August 24, 2004, Stock Option Agreement with A Franklin Adams, granting option to purchase 94,000,000 shares of common stock, no par value with the option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended September 30, 2004.)

99(xlviii)	*

August 24, 2004, Stock Option Agreement with Sandra Jorgensen, granting option to purchase 100,000,000 shares of common stock, no par value with the option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended September 30, 2004.)

99(xlix)	*

August 24, 2004, Stock Option Agreement with George B. Phillips, granting option to purchase 61,000,000 shares of common stock, no par value with the option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended September 30, 2004.)

99(l)	*

August 24, 2004, Stock Option Agreement with Rebecca Miller, granting option to purchase 64,000,000 shares of common stock, no par value with the option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended September 30, 2004.)

99(li)	*

August 24, 2004, Stock Option Agreement with Ramiro Trevizo, granting option to purchase 60,000,000 shares of common stock, no par value with the option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended September 30, 2004.)

99(lii)	*

August 24, 2004, Stock Option Agreement with Edward Wells, granting option to purchase 120,000,000 shares of common stock, no par value with the option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended September 30, 2004.)

99(liii)	*

September 14, 2004, Stock Option Agreement with Tim Hall, granting option to purchase 100,000,000 shares of common stock, no par value with the option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended September 30, 2004.)

99(liv)	*

September 19, 2004, Stock Option Agreement with Tim Hall, granting option to purchase 100,000,000 shares of common stock, no par value with the option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended September 30, 2004.)

99(lv)	*

September 19, 2004, Stock Option Agreement with Ramiro Trevizo, granting option to purchase 51,770,000 shares of common stock, no par value with the option price set at 75% of the market price on the date of exercise. (Incorporated herein by reference from the 10-QSB for the quarter ended September 30, 2004.)

99(lvi)	#

November 1, 2004, Stock Option Agreement with Rebecca Miller, granting option to purchase 1,350,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lvii)	#

November 1, 2004, Stock Option Agreement with Ernest Burch, granting option to purchase 1,550,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lviii)	#

November 1, 2004, Stock Option Agreement with Edward Wells, granting option to purchase 1,550,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lix)	#

November 1, 2004, Stock Option Agreement with Sandra Jorgensen, granting option to purchase 1,550,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lx)	#

November 1, 2004, Stock Option Agreement with A. Franklin Adams, granting option to purchase 1,550,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxi)	#

November 1, 2004, Stock Option Agreement with George B. Phillips, granting option to purchase 1,350,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxii)	#

November 1, 2004, Stock Option Agreement with Ramiro Trevizo, granting option to purchase 1,550,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxiii)	#

November 17, 2004, Stock Option Agreement with Tim Hall, granting option to purchase 14,100,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxiv)	#

November 17, 2004, Stock Option Agreement with Ramiro Trevizo, granting option to purchase 13,600,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxv)	#

November 17, 2004, Stock Option Agreement with A. Franklin Adams, granting option to purchase 13,600,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxvi)	#

November 17, 2004, Stock Option Agreement with Rebecca Miller, granting option to purchase 13,600,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxvii)	#

November 17, 2004, Stock Option Agreement with Edward Wells, granting option to purchase 13,695,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxviii)	#

November 17, 2004, Stock Option Agreement with Ernest Burch, granting option to purchase 13,600,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxix)	#

November 17, 2004, Stock Option Agreement with George B. Phillips, granting option to purchase 13,600,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxx)	#

November 30, 2004, Stock Option Agreement with Tim Hall, granting option to purchase 34,500,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxxi)	#

November 30, 2004, Stock Option Agreement with Rebecca Miller, granting option to purchase 34,000,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxxii)	#

November 30, 2004, Stock Option Agreement with Ernest Burch, granting option to purchase 34,000,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxxiii)	#

November 30, 2004, Stock Option Agreement with George B. Phillips, granting option to purchase 34,000,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxxiv)	#

November 30, 2004, Stock Option Agreement with Edward Wells, granting option to purchase 34,000,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxxv)	#

November 30, 2004, Stock Option Agreement with Sandra Jorgensen, granting option to purchase 34,000,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxxvi)	#

November 30, 2004, Stock Option Agreement with Ramiro Trevizo, granting option to purchase 34,000,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxxvii)	#

November 30, 2004, Stock Option Agreement with A. Franklin Adams, granting option to purchase 34,000,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxxviii)	#

December 5, 2004, Stock Option Agreement with Sandra Jorgensen, granting option to purchase 59,740,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxxix)	#

December 7, 2004, Stock Option Agreement with Tim Hall, granting option to purchase 55,000,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxxx)	#

December 7, 2004, Stock Option Agreement with George B. Phillips, granting option to purchase 55,000,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxxxi)	#

December 7, 2004, Stock Option Agreement with Ernest Burch, granting option to purchase 55,000,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxxxii)	#

December 7, 2004, Stock Option Agreement with Ramiro Trevizo, granting option to purchase 55,000,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxxxiii)	#

December 7, 2004, Stock Option Agreement with Edward Wells, granting option to purchase 55,000,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxxxiv)	#

December 7, 2004, Stock Option Agreement with A. Franklin Adams, granting option to purchase 55,000,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxxxv)	#

December 7, 2004, Stock Option Agreement with Sandra Jorgensen, granting option to purchase 55,000,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxxxvi)	#

December 7, 2004, Stock Option Agreement with Rebecca Miller, granting option to purchase 55,000,000 shares of common stock, no par value, with the option price set at 75% of the market price on the date of exercise.

99(lxxxvii)	#

December 12, 2004, Stock Option Agreement with Tim Hall, granting option to purchase 100,000,000 shares of common stock, no par value, with the option price set at 85% of the market price on the date of exercise.

99(lxxxviii)	#

December 12, 2004, Stock Option Agreement with Rebecca Miller, granting option to purchase 100,000,000 shares of common stock, no par value, with the option price set at 85% of the market price on the date of exercise.

99(lxxxix)	#

December 12, 2004, Stock Option Agreement with Sandra Jorgensen, granting option to purchase 100,000,000 shares of common stock, no par value, with the option price set at 85% of the market price on the date of exercise.

99(cx)	#

December 12, 2004, Stock Option Agreement with Ernest Burch, granting option to purchase 100,000,000 shares of common stock, no par value, with the option price set at 85% of the market price on the date of exercise.

99(cxi)	#

December 12, 2004, Stock Option Agreement with Edward Wells, granting option to purchase 100,000,000 shares of common stock, no par value, with the option price set at 85% of the market price on the date of exercise.

99(cxii)	#

December 12, 2004, Stock Option Agreement with George B. Phillips, granting option to purchase 100,000,000 shares of common stock, no par value, with the option price set at 85% of the market price on the date of exercise.

99(cxiii)	#

December 12, 2004, Stock Option Agreement with Ramiro Trevizo, granting option to purchase 100,000,000 shares of common stock, no par value, with the option price set at 85% of the market price on the date of exercise.

99(cxiv)	#

December 13, 2004, Stock Option Agreement with A. Franklin Adams, granting option to purchase 100,000,000 shares of common stock, no par value, with the option price set at 85% of the market price on the date of exercise.

99(cxv)	Attached	Map of State of Chihuahua in the Republic of Mexico.
99(cxvi)	Attached	Plate 1, Local Geology of the mining region.
99(cxvii)	Attached	Plate 2, Map of Sierra Madre Occidental Volcanic province.
99(cxviii)	Attached as a PDF file	Miller's La Currita Project Report and Summary.
23	Attached	Independent Auditors Consent from Jones Simkins, LLP.
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Previously filed as indicated and Incorporated herein by reference in the Company's Form 10-QSB.
# (Incorporated herein by reference from the 10-KSB for the year ended December 2004 as filed 20th April 2005)
30