Form 10QSB
period 2005-06-30
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2005-08-18
CIK 1029802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
   [X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  quarterly  period  ended  June  30,  2005.

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


                      8765 Aero Drive, San Diego, CA 92154
                      ------------------------------------
               (Address of principal executive office)  (Zip Code)


                                 (858) 244-6035
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    XX                          No
                          -----


The number of outstanding shares of the issuer's common stock, no stated par value (the only class of voting stock), as of August 15, 2005 was 4,761,599,981.



                                      INDEX

PART  I-     FINANCIAL  INFORMATION
--------     ----------------------
ITEM  1.     FINANCIAL  STATEMENTS.
Condensed  Consolidated  Balance  Sheets                                       1
Condensed  Consolidated  Statements  of  Operations  (Unaudited)               2
Condensed  Consolidated  Statements  of  Cash  Flows  (Unaudited)              3
Notes  to  Condensed  Consolidated  Financial  Statements  (Unaudited)         4
ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF                       5
             FINANCIAL CONDITION AND RESULTS  OF  OPERATIONS
ITEM  3.     CONTROLS  AND  PROCEDURES                                         7

PART  II.     OTHER  INFORMATION
---------     ------------------

ITEM  1.     LEGAL  PROCEEDINGS                                                8
ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF         8
             PROCEEDS
ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES                                9
ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS       9
ITEM  5.     OTHER  INFORMATION                                                9
ITEM  6.     EXHIBITS                                                          9
--------     --------
SIGNATURES                                                                    10
----------

PART  I-  FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS




DIVERSIFIED FINANCIAL RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                June 30,    December 31,
                                                   2005           2004
                                               (Unaudited)      (Note)
                                               -----------  --------------
ASSETS
Current assets:
     Cash. . . . . . . . . . . . . . . . . .  $    4,080  $     135,754
     Money market funds. . . . . . . . . . .           -         55,252
     Receivable from Finance 500 . . . . . .           -         26,849
     Investments, available for sale, net. .         450          1,052
     Receivables . . . . . . . . . . . . . .       3,571          3,571
     Receivables from employees. . . . . . .           -        141,342
     Receivable - JR Chapman . . . . . . . .       2,369         13,264
     Prepaid expenses. . . . . . . . . . . .      78,150         44,933
     Deposits. . . . . . . . . . . . . . . .      10,357          9,174
                                              ----------  -------------
          Total current assets . . . . . . .      98,977        431,191
Property and equipment, net. . . . . . . . .     708,759        718,346

                                              ----------  -------------
                                              $  807,736  $   1,149,537
                                              ==========  =============


--------------------------------------------------------------------------------
Note: The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements.

See  accompanying  notes.

                                        1



DIVERSIFIED FINANCIAL RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                                           June 30,       December 31,
                                                                               2005            2004
                                                                           (Unaudited)        (Note)
                                                                          -------------   -------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .  $    194,834   $     100,481
     Accrued payroll and taxes . . . . . . . . . . . . . . . . . . . .       384,466         284,885
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .       189,498         265,362
     Litigation settlement payable . . . . . . . . . . . . . . . . . .       296,499         296,499
     Lines-of-credit . . . . . . . . . . . . . . . . . . . . . . . . .       263,483         269,692
     Notes payable - related parties . . . . . . . . . . . . . . . . .       453,617         323,517
     Current portion of notes payable. . . . . . . . . . . . . . . . .       650,422         716,846
                                                                        -------------  --------------
          Total current liabilities. . . . . . . . . . . . . . . . . .     2,432,819       2,257,282


Commitments and contingencies

Stockholders' deficit
Preferred stock; 200,000,000 shares authorized at June 30, 2005 and December 31, 2004; designated as Series A and Series B

    Series A; par value $.001; 1,000,000 shares authorized at June 30, 2005 and December 31,  2004; 13,150 shares issued and outstanding as of June
    30, 2005 and December 31, 2004                                                13              13
    Series B;  no par value; 50,000,000 shares authorized at June 30, 2005 and December 31, 2004; 12,100,000 and no shares issued and no shares
    issued and outstanding at June 30, 2005 and December 31, 2004,respectively 1,210               -

Common stock; no par value; 10,000,000,000 shares authorized at June 30,
2005 and December 31, 2004; 4,721,599,872 and 2,081,599,87 shares issued
and outstanding at June 30, 2005 and December 31, 2004, respectively      18,817,820      18,490,075

Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .       131,487         131,487
Accumulated other comprehensive loss . . . . . . . . . . . . . . . . .       (64,551)        (63,949)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .   (20,511,062)    (19,665,371)
                                                                        -------------  --------------
     Total stockholders' deficit . . . . . . . . . . . . . . . . . . .    (1,625,083)     (1,107,745)

                                                                        -------------  --------------
                                                                        $    807,736   $   1,149,537
                                                                        ============   ==============

------------------------------------------------------------------------------------------------
Note:  The consolidated balance sheet at December 31, 2004 has been derived from the  audited  financial  statements at that date but does not include all of the information  and  disclosures  required  by  U.S.  generally accepted accounting principles  for  complete  financial  statements.

See  accompanying  notes.

                                        2

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)
                                                   Three months ended                   Six months ended
                                                         June 30,                             June 30,
                                                    -------------------------            ------------------
                                                     2005                2004            2005          2004
                                                    -------------------------            ------------------

Revenue. . . . . . . . . . . . . . .            $   3,000           $  31,273          $  4,104     $  47,957
General and administrative expenses. . . . . . .  230,762             405,402           665,915     3,303,786
Mining exploration expenses. . . . . . . . . . . . 23,666                   -           197,161             -
                                      --------------------  ------------------  ----------------  -----------
Loss from operations . . . . . . . . . . . . . . (251,428)           (374,129)         (858,972)   (3,255,829)

Interest expense . . . . . . . . . . . . . . . . .(27,074)            (35,046)          (83,819)      (73,871)
Loss on sale of property . . . . . . . . . . . . .      -            (272,966)                -      (272,966)
Gain on settlement of liability                    97,100                   -            97,100             -
                                      --------------------  ------------------  ----------------  -----------
Net loss before equity interest in minority net  (181,402)           (682,141)         (845,691)   (3,602,666)
income and provision for income taxes.

Provision for income taxes . . . . . . . . . . . .      -                   -                 -             -
                                      --------------------  ------------------  ----------------  -----------
Loss before equity interest in minority          (181,402)           (682,141)         (845,691)   (3,602,666)
net income

Equity interest in minority net income . . . .          -              58,942                 -        60,919
                                      --------------------  ------------------  ----------------  -----------
Net loss . . . . . . . . . . . . . . . . . . .$  (181,402)        $  (623,199)     $   (845,691)  $(3,541,747)
                                      ====================  ==================  ================  ===========
Net loss per share - basic and diluted . . . . . $  (0.00)           $  (3.77)     $      (0.00)  $    (33.47)
                                      ====================  ==================  ================  ===========
Weighted average number of common shares  . 4,551,489,982             165,466     3,856,157,883       105,818
outstanding - basic and diluted       ====================  ==================  ================  ===========


See accompanying notes


DIVERSIFIED FINANCIAL RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
                                                           Six months ended
                                                           June 30,
                                                                        2005          2004
                                                           ------------------  ------------

Cash flows from operating activities:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $        (845,691)  $(3,541,747)
Adjustments to reconcile net loss to net
cash used in operating activities:
  Stock compensation expense. . . . . . . . . . . . . . .             94,985     2,628,935
  Depreciation. . . . . . . . . . . . . . . . . . . . . .             12,285        13,587
  Loss on sale of property. . . . . . . . . . . . . . . .                  -       272,966
  Gain on settlement of liability                                    (97,100)             -
Changes in assets and liabilities:
  Receivables . . . . . . . . . . . . . . . . . . . . . .            179,086       (28,847)
  Prepaid expenses. . . . . . . . . . . . . . . . . . . .            (25,642)            -
  Deposits. . . . . . . . . . . . . . . . . . . . . . . .             (1,183)        7,914
  Accounts payable. . . . . . . . . . . . . . . . . . . .             94,353       108,832
  Accrued payroll . . . . . . . . . . . . . . . . . . . .            142,581             -
  Accrued expenses. . . . . . . . . . . . . . . . . . . .            21,636        (26,575)

  Related party payables. . . . . . . . . . . . . . . . .            130,100          (704)
                                                           ------------------  ------------
Net cash used in operating activities . . . . . . . . . .           (294,590)     (565,639)

Cash flow from investing activities
  Redemption of money funds . . . . . . . . . . . . . . .             55,252             -
  Proceeds from  notes receivable . . . . . . . . . . . .                  -        33,261
  Purchase of equipment . . . . . . . . . . . . . . . . .             (2,698)       (5,007)
                                                           ------------------  ------------
Net cash provided by investing activities . . . . . . . .             52,554        28,254
Cash flows from financing activities
  Increase (decrease) in lines-of-credit. . . . . . . . .             (6,209)         (395)
  Principal payments on notes payable . . . . . . . . . .            (66,424)      (17,630)
  Issuance of common stock. . . . . . . . . . . . . . . .            182,995       562,985
                                                           ------------------  ------------
Net cash provided by financing activities . . . . . . . .            110,362       544,960
                                                           ------------------  ------------
Net increase (decrease) in cash . . . . . . . . . . . . .           (131,674)        7,575
Cash at beginning of year . . . . . . . . . . . . . . . .            135,754         8,006
                                                           ------------------  ------------
Cash at end of year . . . . . . . . . . . . . . . . . . .  $           4,080   $    15,581
                                                           =================   ============
Supplemental information on non-cash investing and
financing activities:
Common stock and preferred stock issued for compensation
and services. . . . . . . . . . . . . . . . . . . . . . .  $          94,985   $   481,500
                                                           ==================  ============

See accompanying notes

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis  of  presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q SB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in our Annual Report on Form 10-K SB for the year ended December 31, 2004.

The consolidated financial statements include our financial statements and those of our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.     Going  concern

The accompanying unaudited consolidated financial statements contemplate the continuation of the Company as a going concern. The Company sustained losses, as well as negative cash flow from operations, for the six months ended June 30, 2005 and during the year ended December 31, 2004. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to achieving profitable operations and/or obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful in these activities.

3.     Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4.     Acquisition  of  mining  interests  in  Mexico

In October 2004, the Company entered into a series of agreements to acquire a maximum interest in a gold mine operation and mineral leases in Mexico. One of the agreements provided a four-month exclusive option to purchase the mining operations, and $500,000 toward the purchase price was due on April 16, 2005. The Company did not make the required option payment by the due date, and all activities related to acquiring the mining interests in Mexico were curtailed and abandoned in the second quarter of 2005.

The Company incurred expenses of $24,000, $197,000, and $383,000 during the second quarter of 2005, the first quarter of 2005, and during the fourth quarter of 2004, respectively.

5.     Transactions  with  related  parties

On April 1, 2005, the Company issued a $30,000 note bearing interest at 11.5% to Nexia Holdings, Inc. for cash. The note and accrued interest were due April 22, 2005. On May 11, 2005, the Company issued a $230,000 note bearing interest at 8% to West Jordan Real Estate Holdings, Inc (a subsidiary of Nexia Holdings, Inc.) in exchange for $100,000 in cash and the cancellation of two notes payable and accrued interest to Nexia Holdings, Inc., including the $30,000 note referenced above.

On May 6, 2005, the Company issued 4,000,000 Series B preferred shares to John Chapman as payment for accrued office rent from January 2004 to March 2005. The accrued office rent totaled $97,500 and the Series B preferred shares were valued at $400, resulting in a gain on the settlement of this liability totaling $97100.

6.     Litigation  settlement  payable

The Company and its former president were named as respondents in a complaint filed by the Securities and Exchange Commission ("SEC"). The civil suit, SEC v. Wolfson, et. al., case number 2:03 CV 0914K, was filed in the United States District Court for the District of Utah. The complaint alleged that the Company and its president failed to accurately and fully disclose the nature of the Company's relationship with the Sukumo Group, Inc. and to timely disclose the execution of the Offshore Purchase Agreement. The complaint further alleged that the Company's president took actions in 2003 to manipulate the price of the Company's stock in the marketplace. The proposed settlement orders the Company's president to pay a civil penalty of $120,000 in installments over a one year term and prohibits him from serving as an officer or director of any publicly held company and from participating in the issuance of any penny stock. The proposed settlement agreement has not been accepted by the U.S. District Court as of the date of this filing.

Mr. Chapman the Company's former president was named as a respondent in a complaint filed by the Securities and Exchange Commission ("SEC"). The civil suit, SEC v. Allen Z. Wolfson, et. al., case number 2:02 CV 1086 (TC), was filed in the United States District Court for the District of Utah. The complaint alleged that Mr. Chapman while the Company's president took actions in 2003 to manipulate the price of the Company's stock in the marketplace. The proposed settlement held Mr. Chapman liable for disgorgement of $64,714, representing profits gained as a result of the conduct alleged in the complaint, plus interest in the amount of $16,785 and a civil penalty of $120,000, payable in installments over a one year term. Additionally, the settlement bars Mr. Chapman from participating in the issuance of any penny stock.

Mr. Chapman, while serving as president, executed the proposed settlement agreement for case number 2:02 CV 1086 (TC) and submitted it to the SEC for approval. The proposed settlement agreement was accepted and filed with the U.S. District Court on April 18, 2005. As required by the final agreement, John Chapman resigned from the Board of Directors and from his positions as President and Chief Executive Officer effective May 6, 2005. Dennis Thompson, a member of the Board of Directors, was named as President and Chief Executive Officer to replace Chapman. The Company filed a Form 8-K dated May 6, 2005 to report these events.

7.     Property  sales

On May 10, 2005, the Company, through its subsidiary, Salt Lake Development Corp., entered into an agreement to sell its four condo units located in Ogden, UT for a purchase price of $140,000. Of this amount, $7,000 will be paid in cash at the closing, $20,400 is credited back to the buyer for the assumption of certain liabilities and closing costs, and the Company will finance the remaining balance of $112,600 over 30 years at 7.5% interest per annum. The entire unpaid balance of principal and interest is due 24 months from the date of the note. The transaction closed on July 22, 2005, consistent with all material aspects of the sale agreement.

On June 28, 2005, the Company, through its subsidiary, Diversified Holdings XIX, Inc., entered into an agreement to sell its residential property located in Murray, UT for a purchase price of $100,000. The transaction closed on July 27, 2005, and the Company received $94,000 after closing costs.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

As used herein the term "DFRC" or the "Company" refers to Diversified Financial Resources Corporation, its subsidiaries and predecessors, unless indicated otherwise. DFRC was incorporated in the State of Delaware on January 6, 1993, as Vaxcel, Inc. On December 19, 2000, DFRC changed its name to eLocity Networks, Inc. On August 6, 2002, DFRC changed its name to Diversified Financial Resources Corporation. DFRC currently has five organized subsidiary corporations, Diversified Holdings XIX, Inc., International Natural Resources Corp., Wichita Development Corporation, Wichita Properties, Inc. and Salt Lake Development Corporation.

Forward  Looking  Statements
----------------------------

The information herein contains certain forward looking statements. Investors are cautioned that all forward looking statements involve risks and uncertainty, including, without limitation, the ability of the Company to continue its expansion strategy, changes in the real estate markets, labor and employee benefits, as well as general market conditions, competition, and pricing.
Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward looking statements included in the Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

General
-------

DFRC currently operates as a real estate holding company. DFRC intends to scale back its other business development investigations or operations and focus on acquiring, managing and operating real estate, oil and gas operations and mining operations.

Real  Estate  Investments
-------------------------

DFRC's objective, with respect to its real estate operations, is to acquire, through subsidiaries, properties which management believes can be operated at a profit. The existing commercial buildings and residences held by the Company through its operating subsidiaries will continue to be utilized in those same areas. The Company intends to maintain its efforts to market all of these properties over the course of the coming months and the Company will explore various opportunities for the sale or transfer of those properties.

n May 10, 2005, the Company, through its subsidiary, Salt Lake Development Corp., entered into an agreement to sell its four condo units located in Ogden, UT for a purchase price of $140,000. Of this amount, $7,000 will be paid in cash at the closing, $20,400 is credited back to the buyer for the assumption of certain liabilities and closing costs, and the Company will finance the remaining balance of $112,600 over 30 years at 7.5% interest per annum. The entire unpaid balance of principal and interest is due 24 months from the date of the note. The transaction closed on July 22, 2005, consistent with all material aspects of the sale agreement.

On June 28, 2005, the Company, through its subsidiary, Diversified Holdings XIX, Inc., entered into an agreement to sell its residential property located in Murray, UT for a purchase price of $100,000. The transaction closed on July 27, 2005, and the Company received $94,000 after closing costs.

Land  and  Natural  Resources
-----------------------------

Mining  interests.  The  Company signed agreements in 2004 with professionals to
------------------
seek out the potential development of mining opportunities within the Country of Mexico. The Company hired professionals to locate resources and available mining claims, to prepare documents to make claims, and to perform other due diligence procedures. The Mexican mining interests are more fully set forth and described in the Company's 10-KSB/A report for the fiscal year ended December 31, 2004, filed on April 25, 2005.

At the current time, all options held by the Company to acquire mining interests in Mexico have expired of their own terms. All activities related to acquiring mining interests in Mexico were curtailed and abandoned during the second quarter of 2005.

The Company is currently analyzing other gold and silver mining opportunities, as well as oil and gas opportunities.

Results  of  Operations
-----------------------

The following discussion and analysis should be considered in light of recent changes in management and operational focus, and should be read in conjunction with the Financial Statements and other disclosures in Form 10KSB/A for the year ended December 31, 2004.

During the three months ended June 30, 2005, the Company's revenues were $3,000 compared with $31,000 for the same period in 2004. During the six months ended June 30, 2005, the Company's revenues were $4,000 compared with $48,000 for the same period in 2004. The majority of the Company's properties were vacant in 2005 because management believed the properties would be sold, and leasing activities were not actively pursued. Therefore, revenues decreased in the 2005 periods compared to the same periods in 2004 when properties were occupied and rental revenue was recorded.

During the three months ended June 30, 2005, the Company's general and administrative expenses were $231,000, representing a $174,000 decrease from the same period in 2004, when general and administrative expenses were $405,000. During the six months ended June 30, 2005, the Company's general and administrative expenses were $666,000, representing a $2.6 million decrease from the same period in 2004, when general and administrative expenses were $3.3 million. In 2005, and especially in the second quarter, the Company reduced its use of consultants and trimmed its work force. These actions significantly reduced general and administrative expense. Also, in the first quarter of 2004, the Company issued 30,000,000 million restricted common shares to John Chapman for services rendered, and recorded $2.4 million of expense. This was the primary reason that general and administrative expenses decreased in 2005 through June 30, 2005.

During the three months ended June 30, 2005, the Company incurred expenses related to the mining activity in Mexico totaling $24,000. During the six months ended June 30, 2005, the Company incurred expenses related to the mining activity in Mexico totaling $197,000. The Company began incurring expenses related to the mining activity in Mexico during the fourth quarter of 2004. All activities related to acquiring mining interests in Mexico were curtailed and abandoned during the second quarter of 2005 when the Company was not able to make the $500,000 payment required pursuant to the agreements.

During the three months ended June 30, 2005, the Company's net loss was $181,000, representing a $442,000 improvement from the same period in 2004, when the net loss was $623,000. During the six months ended June 30, 2005, the Company's net loss was $846,000, representing a $2.7 million improvement from the same period in 2004, when the net loss was $3.5 million. The improvement in the 2005 net loss for both periods resulted from lower general and administrative expenses, which were offset by the increase in expenses related to the mining activity in Mexico.

Liquidity  and  Capital  Resources
----------------------------------

As of June 30, 2005, the Company had current assets of $99,000 compared to current assets of $431,000 as of December 31, 2004. During the six months ended June 30, 2005, we collected the receivables from employees of $141,000, collected the receivable from Finance 500 of $27,000, redeemed our money market funds of $55,000, and used existing cash balances to help fund operations during the period.

We had a working capital deficit of $2.3 million as of June 30, 2005, compared to a working capital deficit of $1.8 million as of December 31, 2004. The working capital deficit increased because cash and receivable balances decreased as noted above. The mortgages and lines of credit are classified as current liabilities at June 30, 2005 and December 31, 2004, due to our inability to make timely monthly payments.

Total stockholders' deficit was $1.6 million as of June 30, 2005, compared to $1.1 million as of December 31, 2004. The increase is primarily attributable to the net loss of $846,000 which was offset by increases due to stock issuances of $329,000.

Net cash flows used by operating activities were $295,000 for the six months ended June 30, 2005, compared to $565,000 for the same period in 2004. The decrease in cash flows used by operating activities in the current period relates to our limited use of consultants and work force reduction. Our related party payables increased $130,000 as a result of two transactions. First, we issued a $30,000 note bearing interest at 11.5% to Nexia Holdings, Inc. for cash. Second, we issued a $230,000 note bearing interest at 8% to West Jordan Real Estate Holdings, Inc (a subsidiary of Nexia Holdings, Inc.) in exchange for $100,000 in cash and the cancellation of two notes payable and accrued interest to Nexia Holdings, Inc., including the $30,000 note referenced above.

Net cash flows provided by investing activities were $53,000 for the six months ended June 30, 2005, compared to net cash flows provided by investing activities of $28,000 for the same period in 2004. The increase of net cash flows provided by investing activities relates primarily to our liquidation of money funds, which we used to fund operations in 2005.

Net cash flows provided by financing activities were $110,000 for the six months ended June 30, 2005, compared to net cash flows provided by financing activities of $545,000 for the same period in 2004. We had more option activity in 2004 than in 2005, resulting in decreased cash flows.

Due to our debt service on real estate holdings and anticipated expenses related to other operating activities, we may experience cash flow shortages throughout 2005. We plan to raise additional funds through the sale of common stock or issuance of debt to fund such shortages. Our ability to raise additional funds in the future is uncertain, and we may be forced to curtail certain activities if we are not successful in raising additional funds.

Ability  to  continue  as  a  going  concern
--------------------------------------------

Our ability to continue as a going concern is in doubt. We incurred a loss of approximately $846,000 for the six months ended June 30, 2005; had an accumulated deficit of approximately $20.5 million at June 30, 2005; and had a stockholders' deficit of approximately $1.6 million at June 30, 2005.

To date, we financed operations primarily through the issuance of common stock. The common stock issuances were made either pursuant to the exercise of stock options or the issuance of stock for services.

We will need to substantially increase operating income, and raise significant additional capital to continue as a going concern. There is no assurance that we will be able to increase operating income or raise additional capital in order to continue as a going concern over the next 12 months.

ITEM  3.  CONTROLS  AND  PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of June 30, 2005 that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e)) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls over financial reporting or in other factors that could significantly affect those controls in the last fiscal quarter that have materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

Since the filing of DFRC's 10-KSB/A for the period ended December 31, 2004 no material changes have occurred to the legal proceedings reported therein, except as reported herein below. For more information please see DFRC's Form 10-KSB/A for the year ended December 31, 2004, filed April 25, 2005.

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

John Chapman, the Company's former president, was named as a respondent in a complaint filed by the Securities and Exchange Commission ("SEC"). The civil suit, SEC v. Allen Z. Wolfson, et. al., case number 2:02 CV 1086 (TC), was filed in the United States District Court for the District of Utah. The complaint alleges that Mr. Chapman while the Company's president took actions in 2003 to manipulate the price of the Company's stock in the marketplace. Settlement of this matter as agreed upon between the SEC, the Company and Mr. Chapman holds Mr. Chapman, formerly the president of the Company, liable for disgorgement of $64.714, representing profits gained as a result of the conduct alleged in the complaint, plus interest in the amount of $16,785 and a civil penalty of $120,000, payable in installments over a one year term. Additionally, the settlement bars Mr. Chapman from participating in the issuance of any penny stock.

Mr. Chapman, as president of the Company, executed the proposed settlement agreements. The proposed settlement agreements were accepted and filed with the U.S. District Court on April 18, 2005. As required by the final agreements, John Chapman resigned from the Board of Directors and from his positions as President and Chief Executive Officer effective May 6, 2005. Dennis Thompson, a member of the Board of Directors, was named as President and Chief Executive Officer to replace Chapman. The Company filed a Form 8-K dated May 6, 2005 to report these events.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

On May 6, 2005, the board of directors authorized the issuance of 430,000,000 shares of restricted common stock to John Chapman as partial payment of salary due to him for services provided as president of the Company. These shares were issued to him pursuant to section 4(2) of the Securities Act of 1933 in a private transaction.

On May 6, 2005, the board of directors authorized the issuance of 4,000,000 shares of Series B Preferred Stock to John Chapman as payment of rental payments due to him for rental of office space through the end of March 2005 in the sum of $97,500. The Series B Preferred shares do not have conversion rights and hold voting rights on a 500 to 1 ratio with the common stock. The issuance represents voting rights of 2,000,000,000 votes in any shareholder vote.

On May 6, 2005, the board of directors authorized the issuance of 8,100,000 shares of Series B Preferred Stock to Dennis Thompson as compensation to him for accepting an appointment to serve as president of the Company. The Series B Preferred shares do not have conversion rights and hold voting rights on a 500 to 1 ratio with the common stock. The issuance represents voting rights of 4,050,000,000 votes in any shareholder vote.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5.  OTHER  INFORMATION

In October 2004, the Company entered into a series of agreements to acquire a maximum interest in a gold mine operation and mineral leases in Mexico. One of the agreements provided a four-month exclusive option to purchase the mining operations, and $500,000 toward the purchase price was due on April 16, 2005. The Company did not make the required option payment by the due date, and all activities related to acquiring the mining interests in Mexico were curtailed and abandoned in the second quarter of 2005.

On May 5, 2005, John R. Chapman tendered his resignation as president, CEO and as a director of the Company. The board of directors appointed Dennis Thompson to serve as president of the Company and he accepted his appointment to that position.

On May 9, 2005, DFRC entered into a "best-efforts" consulting agreement with John Chapman, under which Chapman will assist DFRC in locating businesses, evaluating business opportunities, advise corporate management, and assist in business plan implementation. The one-year agreement provides for a monthly fee of $4,200 that is payable in cash. The agreement may be terminated by either party with thirty days notice.

On May 11, 2005, DFRC executed a promissory note with West Jordan Real Estate Holdings, Inc., for $230,000. West Jordan paid the balance due on two promissory notes due to Nexia Holdings, Inc. with an aggregate value of $130,000 and provided $100,000 in cash in exchange for the new note. The new note bears simple interest at 8% per year. The new note is secured by payments due to DFRC for the sale of certain real estate holdings and interests in any mining claims or concessions.

On May 10, 2005, the Company, through its subsidiary, Salt Lake Development Corp., entered into an agreement to sell its four condo units located in Ogden, UT for a purchase price of $140,000. Of this amount, $7,000 will be paid in cash at the closing, $20,400 is credited back to the buyer for the assumption of certain liabilities and closing costs, and the Company will finance the remaining balance of $112,600 over 30 years at 7.5% interest per annum. The entire unpaid balance of principal and interest is due 24 months from the date of the note. The transaction closed on July 22, 2005, consistent with all material aspects of the sale agreement.

On June 28, 2005, the Company, through its subsidiary, Diversified Holdings XIX, Inc., entered into an agreement to sell its residential property located in Murray, UT for a purchase price of $100,000. The transaction closed on July 27, 2005, and the Company received $94,000 after closing costs.


ITEM  6.  EXHIBITS

Exhibits.  Exhibits  required  to  be attached by Item 601 of Regulation S-B are
--------
listed in the Index to Exhibits of this Form 10-QSB, and are incorporated herein
---
by  this  reference.


                                INDEX OF EXHIBITS
Exhibit         Page
No.                No.     Description


3(i)(a)                  i     Articles  of  Incorporation  of  DFRC  (note that
these were amended by the Articles of Merger constituting Exhibit 2 to the December 31, 1993 Form 10-KSB) (incorporated herein by reference from Exhibit No. 3(i) to DFRC's Form 10-KSB for the year ended December 31, 1993).

3(i)(b)                  i     Amendment  to  Certificate of Incorporation dated
February 16, 2000 to change name of DFRC from Vaxcel, Inc. to Chattown.com Networks, Inc. (Incorporated by reference from Exhibit 3(i)(b) of DFRC's Form 10-QSB for the six months ended June 30, 2002)

3(i)(c)                  i     Amendment  to  Certificate of Incorporation dated
December 19, 2000 to change name of DFRC from Chattown.com Networks, Inc. to eLocity Networks Corporation (incorporated herein by reference from Exhibit 3(iii) of DFRC's Form 10-KSB for the year ended December 31, 2000).

3(i)d                  i     Amendment  to  Certificate  of  Incorporation dated
December 23, 2002 to change name of DFRC from eLocity Networks Corporation to Diversified Financial Resources Corporation (incorporated herein by reference from Schedule 14(c) filed August 8, 2002).

3(i)e          i     Amendment  to  Certificate of Incorporation to increase the number of authorized shares of common stock to 10,000,000,000 with no stated par value (incorporated herein by reference from Schedule 14(c) filed on March 5, 2004).

3.1          Certificate  of  Designation  of  Series A Preferred Stock

3(i)g          i     Certificate  of  Determination  of Series B Preferred Stock
(incorporated  herein  by reference from Schedule 14C filed September 22, 2004).

3.2          i       Bylaws  of  DFRC,  as  amended  (incorporated  herein  by
reference from Exhibit 3(ii) of DFRC's Form 10-KSB for the year ended December 31, 1995).

10.1          i     Employment  Agreement  with  Dennis  Thompson  (incorporated herein  by  reference  from  DFRC's  Form  8-K  dated  May  6,  2005)

10.2          i     Consulting  Agreement  with  John  R.  Chapman (incorporated herein  by  reference  from  DFRC's  Form  8-K  dated  May  6,  2005)

10.3          Promissory  Note  with  West  Jordan  Real  Estate

31.1          Certification  of  Chief  Executive  Officer

31.2          Certification  of  Chief  Financial  Officer

32.1          Section  1350  Certification


iPreviously filed as indicated and incorporated herein by reference from the referenced filings previously made by DFRC.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Diversified  Financial  Resources  Corporation
Date:  August  15,  2005

/s/  Dennis  Thompson
Dennis  Thompson,  President  and  Director
-------------------------------------------