Form 10KSB/A
period 2004-12-31
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2005-11-15
CIK 1029802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 2

                  Annual Report Pursuant to Section 13 or 15(d)
                  ---------------------------------------------
                     of the Securities Exchange Act of 1934
                     --------------------------------------

                             For the annual period ended:
                                December  31,  2004
                               Commission File Number:
          000-22373

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
             (Exact name of registrant as specified in its charter.)

           Delaware                                 58-2027283
(State of other jurisdiction of                  (I.R.S. Employer
incorporation  or  organization)                Identification  No.)

     8675  Aero  Drive,  Suite  221,  San  Diego,  CA       92154
     (Address  of  principal  executive  offices)        (Zip  Code)

                                     858-244-6035
                            (Registrant's telephone number
                                Including  area  code)

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

        Common Stock, no Par Value - 3,146,000 shares as of December 31, 2004.
                        As of April 13, 2005, - 4,481,597,981
     As of October 30, 2005, after the 2000 for 1 reverse split effective August 25, 2005

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer's total consolidated revenues for the year ended December 31, 2004 were $61,082.
The aggregate market value of the registrant's common stock, no par value (the only class of voting stock), held by non-affiliates was approximately $474,453 based on the average closing bid and asked prices for the Common Stock on April 13, 2005 of $0.0001 per share. The aggregate market value of the registrant's common stock, no par value (the only class of voting stock), held by non-affiliates was approximately $67,000 based on the average closing bid and asked prices for the Common Stock on October 30, 2005 of $0.0001 per share.




TABLE OF CONTENTS

Part I

ITEM 1.     DESCRIPTION OF BUSINESS                                    3

ITEM 2.     DESCRIPTION OF PROPERTY                                    9

ITEM 3.     LEGAL PROCEEDINGS                                         16

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS         17

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS  17

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION 20

ITEM 7.     FINANCIAL STATEMENTS                                      24

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE        49

ITEM 8A.    CONTROLS AND PROCEDURES . . . . . .                       49

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT 49

ITEM 10.    EXECUTIVE COMPENSATION                                    50

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                                     52

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            53

ITEM 13.    EXHIBITS, LIST AND REPORTS ON FORM 8-K                    53

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES                    54

SIGNATURES.                                                           55


                                     PART I.
ITEM  1.     DESCRIPTION  OF  BUSINESSITEM

Business  Development
---------------------

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

As part of the plan of reorganization, DFRC transferred ownership and control of a subsidiary, Value Plus Marketing, to its other subsidiary, eLocity, IncDFRC also announced a "spin-off" to its shareholders of eLocity, Inc. stock through a stock dividend. The spin-off should result in DFRC's shareholders acquiring direct ownership of eLocity, Inc.'s common stock.

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

Business  of  Issuer
--------------------

DFRC is currently a holding company with real estate investment operations. DFRC's plan is to create and manage a diverse comprehensive portfolio of companies operating in several industries. Currently, DFRC is focusing its resources on two industry sectors including Land and Natural Resources and Real Estate Investments. DFRC is currently in the process of fully developing its business plan.


Real  Estate  Investments
-------------------------

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

On June 30, 2003, DFRC entered into a Stock Purchase Agreement with Nexia Holdings, Inc., Wichita Development Corporation, and Diversified Holdings I, Inc. to acquire not less than an 83% ownership interest in Wichita. Wichita either directly or through its ownership of a subsidiary owned three parcels of real estate, one located in Wichita, Kansas, a second located in Ogden, Utah and a third located in Salt Lake City, Utah. In October of 2003, the Company's building located in Ogden, Utah, was sold at a public auction through a trustee's sale, the Company maintains title to four of the condominium units located in that building that were not subject to the trustee's sale. The agreement provides that Nexia transfer to DFRC 100% of all shares that Nexia held in Wichita (86,795,794) in exchange for a promissory note in the sum of $150,000 and 1,148,251 restricted shares of the common stock of DFRC with a guaranteed resale value of $1.00 per share, whereby, within 36 months of the sale, DFRC is bound to issue sufficient additional shares such that the total value at liquidation of the shares will equal $1,000,000. The guarantee to issue common stock with a value of $1,000,000 would have a substantial dilutive effect based on DFRC's current trading price of less than $.0001.

Land  and  Natural  Resources
-----------------------------

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

Competition
-----------

DFRC will be involved in intense competition with other business entities, many of which will have a competitive edge over DFRC by virtue of their stronger financial resources and prior experience in business. There is no assurance that DFRC will be successful with its current business opportunities.

Governmental  Regulation
------------------------

DFRC's anticipates being subject to federal, state and local regulations which may have a material impact upon its operations.

Employees
---------

As of March 30, 2005, DFRC has three full time employees and four part-time employees.

Risk  Factors
-------------

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

DFRC's  auditor's  report  on  our  financial statements includes an explanatory
--------------------------------------------------------------------------------
paragraph  with  respect  to  substantial  doubt  existing  about its ability to
--------------------------------------------------------------------------------
continue  as  a  going  concern
-------------------------------

As of December 31, 2004, DFRC had incurred a loss from operations and had an accumulated deficit. As a result, its financial statements include a note stating that these conditions raise substantial doubt about its ability to continue as a going concern, but the financial statements do not include any adjustments that might result from this uncertainty.



DFRC  is subject to compliance with securities law, which expose it to potential
--------------------------------------------------------------------------------
liabilities,  including  potential  rescission  rights.
------------------------------------------------------

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

Additional  Capital  is  Necessary  to  Implement  DFRC's  Business  Plan
-------------------------------------------------------------------------

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

There  is  no  established,  stable  market  for  DFRC's  common  stock.
-----------------------------------------------------------------------

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

Volatility  of  Stock  Price
----------------------------

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

Penny  stock  regulations  may impair DFRC's shareholders' ability to sell their
--------------------------------------------------------------------------------
stock.
-----

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

Any  acquisitions  that  the Company undertakes could be difficult to integrate,
--------------------------------------------------------------------------------
disrupt  its  business,  dilute  shareholder  value  and  significantly harm its
--------------------------------------------------------------------------------
operating  results.
-------------------

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

DFRC  is  subject  to various risks connected to the ownership of real property.
--------------------------------------------------------------------------------

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

Reports  to  Security  Holders
------------------------------

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

The public may read and copy any materials that are filed by DFRC with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms filed by DFRC with the SEC have been filed electronically and are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address for this site can by found at www.sec.gov.
------------

ITEM  2.  DESCRIPTION  OF  PROPERTY

Location  and  Description
--------------------------

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

Investment  Policies
--------------------

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

Description  of  Real  Estate  and  Operating  Data
---------------------------------------------------

Office  Location
----------------

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

Residential  Properties
-----------------------

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

Commercial  Properties
----------------------

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

Land  and  Natural  Resources
-----------------------------

Mexican  Mining  Interests

DEFINITIONS

The following definitions to registrants engaged or to be engaged in significant mining operations:

1. Reserve. That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.
2. Proven (Measured) Reserves. Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and
3. measurement are spaced so closely and the geological character is so well defined that size, shape, depth and mineral content of reserves are well-established.
4. Probable (Indicated) Reserves. Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proved (measured) reserves, is high enough to assume continuity between points of observation.

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

LOCATION  AND  MEANS  OF  ACCESS
--------------------------------

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

TITLES,  CLAIMS,  LEASES  AND/OR  OPTION  AGREEMENTS
----------------------------------------------------

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

REGIONAL  GEOLOGY
-----------------

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

LOCAL  GEOLOGY
--------------

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

Vein  Geology  and  Mineralogy
------------------------------

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

HISTORY  OF  OPERATIONS
-----------------------

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

RECENT  ACTIONS
---------------

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

ITEM  3.  LEGAL  PROCEEDINGSITEM

Securities  and  Exchange Commission v. David M. Wolfson, et al.  On October 16,
----------------------------------------------------------------
2003 a civil complaint was filed by the Securities and Exchange Commission in which DFRC was named as a respondent. The Company's president John Chapman was also named as a respondent. The suit was filed in the United States District Court for the District of Utah and bears the docket number 2:03CV00914DAK and the style of the case is: "Securities and Exchange Commission v. David M. Wolfson; NuWay Holdings, Inc., a Nevada corporation; Momentous Group, LLC, a Utah limited liability company; Leeward Consulting Group, LLC, a Utah limited liability company; Sukumo Limited, a company incorporated in the British Virgin Islands (a.k.a. Sukumo Group, Ltd., Fujiwara Group, First Chartered Capital Corporation, First Colonial Trust, First China Capital and International Investment Holding); Michael Sydney Newman (A.K.A. Marcus Wiseman); Stem Genetics, Inc., a Utah corporation; Howard H. Robertson; Gino Carlucci; G & G Capital, LLC an Arizona and Utah limited liability company; F10 Oil and Gas Properties, Inc.; Jon H. Marple; Mary E. Blake; Jon R. Marple; Grateful Internet Associates, LLC, a Colorado limited liability company; Diversified Financial Resources Corporation, a Delaware corporation; John Chapman; Valesc Holdings, Inc., a New Jersey corporation; Jeremy D. Kraus; Samuel Cohen; NCI Holdings,
Inc., a Nevada corporation." The complaint alleges that the Company failed to accurately and fully disclose the nature of the Company's relationship to The Sukumo Group, Inc., including the failure of Sukumo to complete the purchase of the shares and alleges that Sukumo acted as a selling agent for the Company. The complaint alleges that the Company and Mr. Chapman failed to accurately and fully disclose the nature of the Company's relationship to The Sukumo Group, Inc. and timely disclosure of the execution of the Offshore Purchase Agreement. The complaint further alleges that Mr. Chapman took actions during 2003 to manipulate the price of the Company's stock in the marketplace. The complaint also faults The Sukumo Group Inc.'s actions with regard to the sale of common stock to off shore purchasers for failing to disclose the interest that Sukumo had in each sale, reporting that it was taking a 1-2% commission on the re-sale rather than disclosing that it was keeping 70% of the proceeds of each transaction. The Company has entered into settlement discussions with the SEC which are ongoing at this time.

Interbay  Funding LLC v. Wichita Development Corporation, et al.  Suit was filed
----------------------------------------------------------------
in the District Court of Sedgwick County, Kansas, case No. 03CV2074. The case seeks to foreclose on the mortgage that is secured by The Trade Center Building, located in Wichita, Kansas. Occupancy of the building has been reduced due to operating costs of the building and competition from other buildings in the Wichita business district and has resulted in cash flow difficulties in making payments on the building. The Company has delivered a deed in lieu of foreclosure as settlement of the claims made by Interbay Funding in this claim.

James  Stacey  v. Successor in Interest to Salt Lake Development Corporation and
--------------------------------------------------------------------------------
John Does 1-10.  This complaint was filed in the Second Judicial District Court,
--------------
County of Weber, State of Utah, Civil Case No. 040909281 on or about the 9th of December, 2004. In the Complaint Mr. Stacey seeks the recovery of $13,387.02 in real property taxes that he paid on condominiums that belong to Salt Lake Development Corporation. An answer has been filed denying any liability to Mr. Stacey.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERSITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.ITEM  4.  SUBMISSION  OF  MATTERS  TO  VOTE  OF  SECURITY  HOLDERS

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERSITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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


PERIOD. . . . . . . . . . . . . . . . . . . .  BID PRICES
                                               HIGH          LOW
Quarter Ended December 31, 2004-Post reverse.  $      0.03   $0.0002
Fourth Quarter-pre reverse split (2). . . . .       0.0002    0.0001
Quarter Ended September 31, 2004. . . . . . .       0.0015    0.0001
Quarter Ended June 30, 2004 . . . . . . . . .       0.0089    0.0007
Quarter Ended March 31, 2004. . . . . . . . .         0.17     0.005


Quarter Ended December 31, 2003 . . . . . . .         1.01      0.16
Quarter Ended September 30, 2003. . . . . . .         2.70      1.01
Quarter Ended June 30, 2003 . . . . . . . . .         1.75      1.50
Quarter Ended March 31, 2003. . . . . . . . .       2.50(1)     0.01

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

Shareholders
------------

As of April 13, 2005, there were an estimated 365 holders of record of DFRC's common stock. Certain of the shares of common stock are held in street name and may, therefore, be held by several beneficial owners.

Dividends
---------

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

Description  of  Securities
---------------------------

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

200  to  1  Reverse  Split
--------------------------

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

1,000  to  1  Reverse  Split
----------------------------

On November 1, 2004, DFRC made effective a 1,000 for 1 reverse split of its common stock. An Information Statement was filed by the Company to disclose the reverse stock split and reflected the approval of the board of directors of the Company. All fractional shares will be rounded up to the nearest whole shares. As a result of the reverse split the Company in now trading on the OTC Bulletin Board under the symbol "DFLR.OB"

Preferred  Stock
----------------

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

Recent  Sales  of  Unregistered  Securities
-------------------------------------------

There are no recent sales of unregistered securities by DFRC during the period covered by this report, which have not been previously disclosed in Form 10-QSB filings or Form 8-K filings.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF OPERATIONITEM 6.
MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

General
-------

DFRC operates as a holding company. DFRC's primary operations involve creating and managing a diverse comprehensive portfolio of companies operating in key industry sectors. DFRC's primary operations consist primarily of two areas of focus which include real estate holdings and land and natural resources.

Real  Estate  Operations
------------------------

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

Off-balance  Sheet  Arrangement
-------------------------------

DFRC  has  no  off-balance  sheet  arrangements.

RESULTS  OF  OPERATIONS

Revenues
--------

DFRC had revenues of $61,082 for the year ended December 31, 2004, compared to revenues of $64,967 for 2003. DFRC's expenses were $5,463,474 the year ended December 31, 2004, an increase from $709,260 for 2003. Accordingly, DFRC suffered a net loss for the year ended 2004 in the amount of $5,927,969 as compared to a net loss in the year 2003 of $1,020,908.

Expenses
--------

General and administrative expenses increased $4,371,425 for the year ended December 31, 2004, from $709,260 for the year ended December 31, 2003 to $5,080,685 for the year ended December 31, 2004. The increase in general and administrative expense results from the following:

In January 2004, the Company issued 30,000,000 restricted common shares to Mr. Chapman, the Chairman of the Board, CEO, and President at that time, and recorded $2.4 million in expense. The shares were issued as compensation for Mr. Chapman's continuing efforts to identify business opportunities for the Company, and the Company had no such expense in 2003. The Company does not anticipate issuing additional shares in the future related to Mr. Chapman's efforts to identify business opportunities.

During 2004, we hired seven additional employees and consultants in order to move forward with the bottled water business opportunity and the Mexican mining business opportunity identified by Mr. Chapman, and expenses related to compensation of the employees and consultants increased $590,000 in 2004 over 2003. In 2004, employees and consultants were primarily compensated through the issuance of stock options, a non-cash method of compensation. By December 2004, many of the employees and consultants were no longer with the Company because we did not acquire the bottled water business, and we do not expect expenses for employees and consultants to continue at this level in the future.

Mr. Chapman's salary increased from $20,000 per month to $50,000 per month effective April 1, 2004. The Company recorded compensation expense for Mr. Chapman's salary of $510,000 in 2004, versus $80,000 in 2003, or an increase of $430,000. The Company expects to incur expense for Mr. Chapman's salary as long as he is an officer and director of the Company.

The Company and Mr. Chapman were named as respondents in legal proceedings initiated by the Securities and Exchange Commission in October 2003. See Item
3. Legal Proceedings and Note 6 to the audited financial statements for further discussion on these legal proceedings. Proposed settlement agreements were submitted in 2004, and the Company recorded $305,000 of expense related to the settlement agreements. The Company did not record any expense related to the settlement agreements in 2003. The Company does not anticipate future penal actions.

In September 2004, the Company issued 500 million restricted common shares each to the three members of the Board of Directors, and recorded expense of $300,000. There was no such issuance of shares in 2003. The Company expects to issue additional shares in the future to compensate the board members.

As a result of the increased compensation to employees in 2004, payroll tax expense increased $158,000 over 2003. We do no expect payroll tax expense to continue at this level in the future.

The Company's 2004 expense for accounting related services increased $61,000 over 2003. The Company incurred higher accounting and audit fees as a result of the operations and transactions completed during the year. We do not expect accounting related service fees to continue to increase at this rate in the future.

The Company reserved $60,000 against a note receivable that may not be collected. No such reserve was established in 2003. The Company continues to pursue collection of the note receivable via management's interaction with the maker of the note. The Company has not enlisted a collection agency or attorney to pursue collection of the note. The Company does not expect future reserves against the note receivable.

The Company's travel related expenses increased $44,000 in 2004. The increased travel was incurred by employees and consultants in the normal course of identifying and expanding on new business opportunities in 2004. We do not expect travel expense to continue at this level in the future.

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

Liabilities
-----------

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

The net assets of the company represented by real property and equipment decreased to $718,346 as of December 31, 2004 from $1,332,338 as of December 31, 2003 as a result of the loss of the Wichita and Ogden, Utah properties to the secured creditors of those properties. This reduction in assets resulted in a decrease of the total assets of the Company to $1,149,537 as of the year ended December 31, 2004 from $1,464,059 as of December 31, 2003.

Cash  Flows
-----------

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

LIQUIDITY  AND  CAPITAL  RESOURCES

As of December 31, 2004, DFRC had current assets of $431,191 and current liabilities of $2,257,282. A substantial portion of DFRC's current liabilities as of December 31, 2004, consist of the current portion of notes payable and related party payables. DFRC's current portion of notes payable were $716,846 at December 31, 2004 and DFRC was indebted to related parties of DFRC in the sum of $323,517 for loans and advances made to DFRC.

DFRC was in default on its mortgage payable and interest of totaling $570,000 and $557,000 to First Bank of Beverly Hills as of December 31, 2004 and March 31, 2005, respectively. We intend to raise funds through the sale of equity or assets in order to make the payments required to cure the default. If we are unable to cure the default, we may lose the property through foreclosure.

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

Impact  of  Inflation
---------------------

DFRC believes that inflation has had a negligible effect on operations over the past three years. DFRC believes that it can offset inflationary increases in the cost of material and labor by increasing and improving operating efficiencies.

General  Real  Estate  Investment  Risks
----------------------------------------

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

Value  and  Illiquidity  of  Real  Estate
-----------------------------------------

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

Property  Taxes
---------------

DFRC's real property is subject to real property taxes. The real property taxes on the real property may increase or decrease as property tax rates change and as the property is assessed or reassessed by taxing authorities. If property taxes increase, DFRC's operations could be adversely affected.

Mining  Interests
-----------------

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

ITEM  7.     FINANCIAL  STATEMENTSITEM  7.     FINANCIAL  STATEMENTS

The Company's financial statements for the fiscal year ended December 31, 2004 are attached hereto as pages F-1 through F-20.

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003




DIVERSIFIED FINANCIAL RESOURCES CORPORATION
------------------------------------------------

INDEX TO FINANCIAL STATEMENTS


  Page
------------------------------------------------

Independent Auditors' Report . . . . . . . . . .  F-2

Consolidated Balance Sheets. . . . . . . . . . .  F-3

Consolidated Statements of Operations. . . . . .  F-4

Consolidated Statements of Stockholders' Deficit  F-5

Consolidated Statements of Cash Flows. . . . . .  F-7

Notes to Consolidated Financial Statements . . .  F-8


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

Mendoza  Berger  &  Company,  LLP

/s/  Mendoza  Berger  &  Company,  LLP
Irvine,  California
April  16,  2005


                      DIVERSIFIED FINANCIAL RESOURCES CORP.
                          CONSOLIDATED BALANCE SHEETS

                                   December 31, 2004    December 31, 2003
                                   -----------------    -----------------
ASSETS
Current assets:
Cash and cash equivalents . . . .  $        135,754    $          8,006
Money market funds. . . . . . . .            55,252                   -
Receivable from Finance 500 . . .            26,849                   -
Investments, available for sale, net          1,052              19,548
Receivables . . . . . . . . . . .             3,571              91,952
Receivables from employees. . . .           141,342                   -
Receivable - JR Chapman . . . . .            13,264                   -
Prepaid expenses. . . . . . . . .            44,933                   -
Deposits. . . . . . . . . . . . .             9,174              12,215
                                   -----------------    -----------------
Total current assets. . . . . . .           431,191             131,721

Property and equipment, net . . .           718,346           1,332,338
                                   -----------------    -----------------
Total assets. . . . . . . . . . .  $      1,149,537    $      1,464,059
                                   =================    =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable. . . . . . . . .  $        100,481    $         93,629
Accrued payroll and taxes . . . .           284,885                   -
Accrued expenses. . . . . . . . .           265,362              48,268
Litigation settlement payable . .           296,499                   -
Lines-of-credit . . . . . . . . .           269,692                   -
Notes payable - related parties .           323,517             210,245
Current portion of notes payable.           716,846             833,424
                                   -----------------    -----------------
Total current liabilities . . . .         2,257,282           1,185,566
Lines-of-credit . . . . . . . . .                 -             260,950
Notes payable . . . . . . . . . .                 -             107,637
                                   -----------------    -----------------
Total liabilities . . . . . . . .         2,257,282           1,554,153

Commitments and contingencies . .                 -                   -

Stockholders' deficit
Preferred stock; $.001 par value,
200,000,000 and 2,000,000 shares authorized
At December 31, 2004 and 2003, respectively;
13,150 shares issued and outstanding at
December 31, 2004 and 2003                       13                  13

Common stock; no par value; 10,000,000,000
and 200,000,000 shares authorized
at December 31, 2004 and 2003,
respectively; 2,081,599,872 and
11,208 shares issued and outstanding
As of December 31, 2004 and 2003,
Respectively                             18,490,075          13,561,261

Additional paid-in capital. . . . .         131,487             131,487
Accumulated other comprehensive loss.       (63,949)            (45,453)
Accumulated deficit . . . . . . .       (19,665,371)        (13,737,402)
                                   -----------------    -----------------
Total stockholders' deficit . . .        (1,107,745)            (90,094)
                                   -----------------    -----------------
Total liabilities and stockholders'
deficit                             $     1,149,537       $   1,464,059
                                   =================    =================

See  accompanying  notes  to  financial  statements.





DIVERSIFIED FINANCIAL RESOURCES CORP.
STATEMENT OF OPERATIONS

                                                                                               Year ended December 31,

                                                                                                    2004         2003
                                                                                               -------------   -----------

Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  61,082      $   64,967
General and administrative expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5,080,685         709,260
Mining exploration expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    382,789               -
Impairment loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     67,867          22,602
Loss from operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (5,470,259)       (666,895)

Gain on sale of securities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        289           2,405
Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (150,822)        (59,370)
Loss on sale of property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (272,966)       (339,697)
Net loss before equity interest in minority net income (loss) and provision for income taxes. (5,893,758)     (1,063,557)
                                                                                               -------------   -----------

Provision for income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          -               -

Loss before equity interest in minority income (loss) . . . . . . . . . . . . . . . . . . . . (5,893,758)     (1,063,557)
                                                                                               -------------   -----------

Loss before interest in net loss of subsidiaries. . . . . . . . . . . . . . . . . . . . . . .    (34,211)         42,649
                                                                                               -------------   -----------
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$(5,927,969)    $(1,020,908)
                                                                                               =============  =============

Net loss per share - basic and diluted. . . . . . . . . . . . . . . . . . . . . . . . . . . .$     (0.06)    $   (133.50)

Weighted average number of common shares outstanding - basic and diluted. . . . . . . . . . . 99,969,473           7,647

See accompanying notes to financial statements



DIVERSIFIED FINANCIAL RESOURCES CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT
Years ended December 31, 2004 and 2003
Page 1 of 2

                                                              Preferred Stock  Common Stock

                                                              Shares           Amount         Shares         Amount
                                                            ------------------ -------------- ------------- -------------
Balances at December 31, 2002. . . . . . . . . . . . . . . .                -  $           -            616  $12,747,289

Issuance of preferred stock for services . . . . . . . . . .           13,150             13              -            -

Issuance of common stock for:
     Cash. . . . . . . . . . . . . . . . . . . . . . . . . .                -              -          3,044      539,804
     Services. . . . . . . . . . . . . . . . . . . . . . . .                -              -            400       50,000
     Acquisition of subsidiaries . . . . . . . . . . . . . .                -              -          7,148      224,168

Comprehensive loss:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .                -              -              -            -
Other comprehensive loss on investments, available for sale.                -              -              -            -
                                                            ------------------ -------------- ------------- -------------
Balances at December 31, 2003. . . . . . . . . . . . . . . .           13,150             13         11,208   13,561,261

Issuance of common stock for:
     Cash, receivables, compensation, and construction costs                -              -    252,446,500    1,732,063
     Services. . . . . . . . . . . . . . . . . . . . . . . .                -              -  1,704,352,770    3,062,587
     Other - accounts payable and MTC agreement. . . . . . .                -              -    124,789,394      134,164

Comprehensive loss:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .                -              -              -            -
Other comprehensive loss on investments, available for sale.                -              -              -            -
                                                            ------------------ -------------- ------------- -------------
Balances at December 31, 2004. . . . . . . . . . . . . . . .           13,150  $          13  2,081,599,872  $18,490,075
                                                            ================== ============== ============= =============

See accompanying notes to financial statements


DIVERSIFIED FINANCIAL RESOURCES CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT
Years ended December 31, 2004 and 2003
Page 2 of 2
                                                                Additional          Other           Accumulated
                                                              paid-in capital  Comprehensive Loss     Deficit        Total
                                                              --------------------------------------------------------------
Balances at December 31, 2002. . . . . . . . . . . . . . . .  $             -   $               - $ (12,716,494)     30,795

Issuance of preferred stock for services . . . . . . . . . .          131,487                   -             -     131,500

Issuance of common stock for:
Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -                   -             -     539,804
Services . . . . . . . . . . . . . . . . . . . . . . . . . .                -                   -             -      50,000
Acquisition of subsidiaries. . . . . . . . . . . . . . . . .                -                   -             -     224,168

Comprehensive loss:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .                -                   -     (1,020,908) (1,020,908)
Other comprehensive loss on investments, available for sale.          (45,453)                  -              -     (45,453)
                                                              --------------------------------------------------------------
Balances at December 31, 2003. . . . . . . . . . . . . . . .          131,487             (45,453)   (13,737,402)    (90,094)

Issuance of common stock for:

     Cash, receivables, compensation, and construction costs                -                   -              -   1,732,063
     Services. . . . . . . . . . . . . . . . . . . . . . . .                -                   -              -   3,062,587
     Other - accounts payable and MTC agreement. . . . . . .                -                   -              -     134,164

Comprehensive loss:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .                -                   -     (5,927,969) (5,927,969)
Other comprehensive loss on investments, available for sale.                -             (18,496)             -     (18,496)
                                                              --------------------------------------------------------------
Balances at December 31, 2004. . . . . . . . . . . . . . . .  $       131,487        $    (63,949) $ (19,665,371)($1,107,745)
                                                              ==============================================================

See accompanying notes to financial statements


                      DIVERSIFIED FINANCIAL RESOURCES CORP.
                              CASH FLOW STATEMENT


                                                                               Year ended December 31,
                                                                                                   2004          2003
                                                                               ---------------------------------------
Cash flows from operating activities:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $             (5,927,969)  $(1,020,908)

  Adjustments to reconcile net loss to net cash used in operating activities:
  Stock compensation expense. . . . . . . . . . . . . . . . . . . . . . . . .                 3,473,816       181,500
  Reserve for receivables . . . . . . . . . . . . . . . . . . . . . . . . . .                    58,691             -
  Write-off of receivables. . . . . . . . . . . . . . . . . . . . . . . . . .                     1,040             -
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    23,804        28,174
  Gain on sale of investments, available-for-sale . . . . . . . . . . . . . .                      (289)       (2,405)
  Loss on foreclosure of property . . . . . . . . . . . . . . . . . . . . . .                   272,966       339,697
  Loss on impairment of assets. . . . . . . . . . . . . . . . . . . . . . . .                    67,867        22,602
  Minority interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     7,800       (91,943)

Changes in assets and liabilities:
  Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (11,463)            -
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      (691)            -
  Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     9,674       (12,215)
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   133,216        26,587
  Accrued payroll & taxes . . . . . . . . . . . . . . . . . . . . . . . . . .                   284,885             -
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   217,094        48,268
  Related party payables. . . . . . . . . . . . . . . . . . . . . . . . . . .                   113,272        13,797
  Litigation settlement payable . . . . . . . . . . . . . . . . . . . . . . .                   296,499             -
                                                                               ---------------------------------------
Net cash used in operating activities . . . . . . . . . . . . . . . . . . . .                  (979,788)     (466,846)

Cash flow from investing activities
  Purchase of money funds . . . . . . . . . . . . . . . . . . . . . . . . . .                   (55,252)            -
  Increase in notes receivable. . . . . . . . . . . . . . . . . . . . . . . .                         -       (90,437)
  Purchase of fixed equipment . . . . . . . . . . . . . . . . . . . . . . . .                    (4,121)            -
  Net cash received in acquisitions . . . . . . . . . . . . . . . . . . . . .                         -        20,451
  Proceeds from sale of investments, available-for-sale, net. . . . . . . . .                       289         2,173
                                                                               ---------------------------------------
Net cash (used in) provided by investing activities . . . . . . . . . . . . .                   (59,084)      (67,813)

Cash flows from financing activities
  Increase (decrease) in lines-of-credit. . . . . . . . . . . . . . . . . . .                     8,742        (1,847)
  Principal payments on notes payable . . . . . . . . . . . . . . . . . . . .                   (15,763)       (1,501)
  Proceeds from issuance of notes payable . . . . . . . . . . . . . . . . . .                    60,000         4,469
  Issuance of common stock. . . . . . . . . . . . . . . . . . . . . . . . . .                 1,113,641       539,804
                                                                               ---------------------------------------
Net cash provided by financing activities . . . . . . . . . . . . . . . . . .                 1,166,620       540,925
                                                                               ---------------------------------------
Net increase (decrease) in cash . . . . . . . . . . . . . . . . . . . . . . .                   127,748         6,266

Cash and cash equivalents at beginning of year. . . . . . . . . . . . . . . .                     8,006         1,740

Cash and cash equivalents at end of year. . . . . . . . . . . . . . . . . . .  $                135,754   $     8,006
                                                                               =======================================

See  accompanying  notes  to  financial  statements


                          NOTES TO FINANCIAL STATEMENTS

Note  1  -  Basis of Presentation, Current Operating Environment and Significant
--------------------------------------------------------------------------------
Accounting  Policies
--------------------

Organization
------------

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

Going  Concern
--------------

For the years ended December 31, 2004 and 2003, the Company generated revenues of $61,000 and $65,000, respectively, incurred net losses of $5.9 million and $1.0 million, respectively, and had negative cash flows from operating activities of $980,000 and $467,000, respectively. As of December 31, 2004, the company had an accumulated deficit of $19.7 million, negative working capital of $1.8 million, current portion of notes payable of $717,000 and accrued employee wages and taxes of $285,000. The Company expects to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2005, primarily due to our inability to generate revenues sufficient to finance our operations.

The Company's cash resources, limited to borrowings from related parties, sales of equity securities, and rents received on rental properties, are not sufficient to cover operating expenses. The Company's low stock price makes raising capital very difficult. The Company has several properties that are not generating rental income because they are not leased by tenants. As a result, payments to vendors, lenders, and employees have been delayed. In addition, the Company has been declared in default of its borrowings from First Bank of Beverly Hills that total $570,000, including interest, and the Company's building in Salt Lake City, UT is the security for the loan. If we are unable to cure the default in a timely manner, we may lose the property through foreclosure.

These factors, as well as the risk factors set out elsewhere in the Company's Annual Report on Form 10-KSB, as amended, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management intends to fund operations through the issuance of additional equity or debt instruments or through the sale of assets. There can be no assurance that management's plans will be successful.

Principles  of  Consolidation
-----------------------------

The consolidated financial statements presented herein include the accounts of Diversified Financial Resources Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use  of  Estimates
------------------

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

Reclassifications
-----------------

Certain previously reported amounts have been reclassified to conform to the current period presentation.

Cash  and  Cash  Equivalents
----------------------------

For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration  of  Credit  Risk
-------------------------------

The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Investments
-----------

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

Property  and  Equipment
------------------------

Property and equipment are stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

Impairment  of  Long-Lived  Assets
----------------------------------

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

Stock-Based  Compensation
-------------------------

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



                                            Years ended December 31,
                                                2004          2003
                                            ------------  ------------
Net loss applicable to common
stockholders, as reported. . . . . . . . .  $(5,927,969)  $(1,020,908)

Add: total stock-based employee
Compensation . . . . . . . . . . . . . . .   (1,881,000)            -
                                            ------------  ------------

Pro-forma net loss . . . . . . . . . . . .  $(7,808,969)  $(1,020,908)
                                            ==========================
Basic and diluted net loss per share
applicable to common stockholders, as
Reported . . . . . . . . . . . . . . . . .  $     (0.06)  $   (133.50)

Effect of stock-based compensation
expense per share. . . . . . . . . . . . .        (0.02)            -
                                            --------------------------
Pro forma net loss available to common
stockholders per share (basic and diluted)  $     (0.08)  $   (133.50)
                                            ==========================

The Black Scholes option-pricing model was used in the fair value method with the following assumptions:


                                       Years ended December 31,
                                      2004   2003
                                      ----   ----

Risk-free interest rate . . . . . . . 1.41   n/a
Dividend yield. . . . . . . . . . . .    -   n/a
Volatility factor . . . . . . . . . . 2027%  n/a
Weighted-average expected option life 7 days n/a

For purposes of the adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The weighted-average fair value of options granted during 2004 was $.0005, and there were no options granted in 2003.

Revenue  Recognition
--------------------

Rental revenue is generally recognized at the time rents are invoiced and collectibles is reasonably assured. This policy meets the criteria of Staff Accounting Bulletin 101 in that there is persuasive evidence of an existing contract or arrangement, services have been provided, the price is fixed and determinable and the collectibles is reasonably assured.

Income  Taxes
-------------

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

Comprehensive  Loss
-------------------

Under SFAS No. 130, Reporting Comprehensive Income or Loss, the reporting and display of comprehensive loss and its components is required in the financial statements.
For the periods presented in the accompanying consolidated financial statements, the Company classifies unrealized holding gains and losses as a separate component of accumulated other comprehensive income.

Net  Loss  Per  Share
---------------------

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

Fair  Value  of  Financial  Instruments
---------------------------------------

The Company's financial instruments consist of cash, receivables, payables, lines-of-credit and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the lines-of-credit and the notes payable approximates fair value as the instruments bear interest at market interest rates.

Note  2  -  Investments
-----------------------

Investments,  classified  as  available-for-sale,  consist  of  the  following:


                            December 31,
                               2004       2003
                            ----------  ---------

Investments, at cost . . .  $  65,001   $ 65,001
Unrealized holding loss. .    (63,949)   (45,453)
                           -----------  ---------
Investments, at fair value  $   1,052   $ 19,548
                           ===========  =========

Changes in the unrealized holding loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:


                              December 31,
                                 2004       2003
                              ---------  ---------

Balance at beginning of year  $(45,453)  $      -
Unrealized holding loss. . .   (18,496)   (45,453)
                              ---------  ---------
Balance at end of year . . .  $(63,949)  $(45,453)
                              =========  =========

Note  3  -  Letter  of  Intent  to  acquire  Mining  Interests  in  Mexico
--------------------------------------------------------------------------

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

Note  4  -  Notes  Receivable
-----------------------------

Notes  receivable  consist  of  the  following:


                                                                                                          December 31,
                                                                                                            2004     2003
                                                                                                          --------  -------

Note receivable from Creative Marketing Group, Inc., bearing interest at 2% and due on September 4, 2004  $      -  $56,891

Note receivable from Valley Air, Inc., non-interest bearing and due on demand. . . . . . . . . . . . . .         -   26,300

Notes receivable from unrelated parties, non-interest bearing and due on demand. . . . . . . . . . . . .     3,571    8,761
                                                                                                        -------------------
                                                                                                         $   3,571  $91,952
                                                                                                        ===================

Note  5  -  Property  and  Equipment
------------------------------------

Property  and  equipment  consists  of  the  following:


                          December 31,
                              2004         2003
                          ---------------------------

Land . . . . . . . . . .  $     176,100   $  276,100
Building and
improvements . . . . . .        735,128    1,206,627
Equipment. . . . . . . .          4,121            -
                                915,349    1,482,727
                          --------------  -----------

Less accumulated
 depreciation. . . . . .       (129,136)    (150,389)
Less SFAS 144 write-down        (67,867)           -
                           $    718,346 $  1,332,338
                          ============= =============


The Company executed purchase and sale agreements for the following properties in February, 2005: the residential house in Murray, UT with a carrying value of $74,500; the residential duplex in Salt Lake City, UT with a carrying value of $183,400; the residential house in Layton, UT with a carrying value of $111,500; four residential condos in Ogden with no carrying value; and the commercial office building in Salt Lake City, UT with a carrying value of $354,200. Management expects that the sales will close by June 30, 2005.

The Company recorded impairment charges under SFAS 144 for the following properties because the estimated future cash flows exceed the carrying value at December 31, 2004: the residential house in Murray, UT - $14,500; and the residential duplex in Salt Lake City, UT - $53,400.

Note  6  -  Litigation  settlement  payable
-------------------------------------------

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

Note  7  -  Lines-of-Credit
---------------------------

The Company has two separate lines-of-credit with a bank, each secured by real estate, bearing interest at a variable rate (currently 10.75%). The lines-of-credit mature in December 2005 and require monthly interest only payments. At December 31, 2004, the maximum amounts available under the lines-of-credit have been fully drawn by the Company.

Note  8  -  Notes  Payable  -  Related  Parties
-----------------------------------------------

Notes  payable  -  related  parties  consists  of  the  following:


                                                                                                           December 31,
                                                                                                                    2004      2003
                                                                                                           -------------  --------

Note payable to Nexia, non-interest bearing,
due on demand . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     150,000  $150,000

Note payable to Nexia, non-interest bearing,
due on demand . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         13,894     4,469

Note payable to Nexia, payable in monthly installments of $31,250, including interest at 115%, all due on
or before April 17, 2005. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        100,000         -

Payable to John Chapman, non-interest bearing,
due on demand . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         59,623    55,776
                                                                                                           -------------  --------
                                                                                                               $ 323,517  $210,245
                                                                                                           =============  ========

Note  9  -  Notes  Payable
--------------------------

Notes  payable  consist  of  the  following:


                                                                                               December 31,
                                                                                             2004        2003
                                                                                       --------------  ----------

Note payable to First Bank of Beverly Hills, secured by real estate, payable monthly installments of $5,341, including interest at 7.7%.
The Note went into default subsequent to December 31, 2004.                                  $557,653   $563,872

Note payable to Interbay Funding, LLC, secured by real estate,
payable in monthly installments of $2,689, including interest at 10.97%                             -    268,452

Note payable to IndyMac Bank, secured by real estate, payable
in monthly installments of $851 including interest at 8.5%..                                   99,193    108,737

Note payable to Alexander & Wade, due 2005, total interest on obligation is $20,000            60,000          -
                                                                                       --------------  ----------
Total notes payable                                                                           716,846    941,061
Less current portion                                                                         (716,846)  (833,424)
                                                                                       --------------  ----------
Long-term portion                                                                       $           -  $ 107,637
                                                                                       ==============  ==========

Note  10  -  Preferred  Stock
-----------------------------

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

Note  11  -  Common  Stock
--------------------------

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

Note  12  -  Common  Stock  Options
-----------------------------------

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

A  summary  of  option  activity  is  presented  below:


                                     Weighted Average
                                     Shares             Exercise Price
Outstanding as of December 31. 2002                 -   $             -
                                     -----------------  ---------------
Granted . . . . . . . . . . . . . .                 -   $             -
Exercised . . . . . . . . . . . . .                 -   $             -
Cancelled . . . . . . . . . . . . .                 -   $             -
                                     -----------------  ---------------
Outstanding as of December 31. 2003                 -   $             -
Granted . . . . . . . . . . . . . .     3,564,060,000   $        0.0005
Exercised . . . . . . . . . . . . .    (3,564,060,000)  $        0.0005
Cancelled . . . . . . . . . . . . .                 -   $             -
                                     -----------------  ---------------
Outstanding as of December 31, 2004                 -               n/a
                                     =================  ===============

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

Note  13  -  Income  Taxes
--------------------------

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:




                                      Year ended December 31,
                                                          2004        2003
                                      -------------------------  ----------
Income tax benefit at statutory rate  $             (1,548,818)  $(345,000)
Change in valuation allowance. . . .                 1,548,818     345,000
                                      -------------------------  ----------
                                      $                     -   $        -
                                      =========================  ==========

Deferred  tax  assets  are  as  follows  at  December  31,  2004:


                                  Year ended December 31,
Net operating loss carryforwards  $              1,904,938   $ 394,000
                                  -------------------------  ----------
Valuation allowance. . . . . . .                (1,904,938)   (394,000)
                                  -------------------------  ----------
                                  $                      -  $        -
                                  =========================  ==========

The Company has a net operating loss carryforwards of approximately $6,200,000 which begins to expire in the year 2022. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note  14  -  Related  Party  Transactions
-----------------------------------------

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

Note  15  -  Supplemental  Cash  Flow  Information
--------------------------------------------------

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


Marketable securities . . .  $    64,769
Receivables, net. . . . . .        1,515
Property and equipment, net    1,873,230
Accounts payable. . . . . .      (73,370)
Notes payable . . . . . . .   (1,571,384)
                             ------------
Minority interest . . . . .      (91,943)
                                 202,817
Less common stock issued. .     (218,168)
                             ------------
Net cash received . . . . .  $    15,351
                             ============

The Company acquired 100% of the common stock of MT&C. The Company recorded net assets from the acquisition as follows:


Goodwill . . . . . . . .  $ 22,602
Related party payable. .   (21,702)
                          ---------
                               900
Less common stock issued    (6,000)
                          ---------
                         $   5,100

The Company's building located in Ogden, Utah was sold at a trustee's sale. The sale resulted in the Company reducing the following assets and liabilities:


Property and equipment, net. . . .  $(939,949)
Accounts payable . . . . . . . . .     12,045
Notes payable. . . . . . . . . . .    588,207
                                    ----------
Loss on trustee's sale of property  $(339,697)
                                    ==========

Note  16  -  Subsequent  Events
-------------------------------

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSUREITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM  8A.   CONTROLS  AND  PROCEDURESITEM  8A.   CONTROLS  AND  PROCEDURES

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

                                    PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACTITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Directors,  Executive  Officers  and  Control  Persons

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

Involvement  in  Certain  Legal  Proceedings.
---------------------------------------------

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

Compliance  with  Section  16(a)  of  the  Exchange  Act
--------------------------------------------------------

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

Code  of  Ethics
----------------

Due to the small group of employees and management, DFRC has not adopted a code of ethics that apply to its officers and employees. The board of directors is in direct contact with management on a regular basis and believes that all conduct is under sufficient supervision to protect DFRC and its shareholders from any unethical activity.

ITEM  10.  EXECUTIVE  COMPENSATIONITEM  10.  EXECUTIVE  COMPENSATION

The following tables and notes present for the three years ended December 31, 2004 the compensation received by the DFRC's President and Vice President. No other executive officer of DFRC received compensation which exceeded $100,000 during any of the three years ended December 31, 2004.




SUMMARY COMPENSATION TABLE
                             Long Term Compensation
   Annual Compensation. . .  Awards                    Payouts

Name and. . . . . . . . . .                          Restricted Stock   Securities Underlying                       All Other
Principal Position. . . . .       Year     Salary  ($)    Award(s)          Options  SARs(#)  LTIP payouts ($)   Compensation ($)

John Chapman, . . . . . .         2004   $ 510,000(1) 2,030,000(4, 3)           -                       -                     -
President, Director(4)            2003    $ 80,000(1)         -                 -                       -                     -
Sandra Jorgensen. . . . . .       2002                   15,000(2)              -                       -                     -
Thomas Clay . . . . . . . .       2002     $ 7,500            -                 -                       -                     -
President, Director . . . .                $55,000            -                 -                       -                     -



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

Compensation  of  Directors
---------------------------

No payments have been made to directors of DFRC for their services as directors that have not been previously reported by the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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




NAME AND ADDRESS OF . .  PERCENTAGE OF
BENEFICIAL OWNER. . . .  NUMBER OF SHARES BENEFICIALLY OWNED  OWNERSHIP
Dennis Thompson
1771 Wolviston Way.
San Diego, CA 92154
                                                     502,000       0.01%
John Chapman,
President & Director
1771 Wolviston Way.
San Diego, CA 92154 . .                            2,532,370       0.06%
John Casey, Director
1771 Wolviston Way.
San Diego, CA 92154 . .                              500,000       0.01%
Officers and Directors                             3,534,370      0.078%
as a group (2 persons)

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-KITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

Exhibits.  Exhibits  required  to  be attached by Item 601 of Regulation S-B are
---------
listed  in the Index to Exhibits beginning on page 32 of this Form 10-KSB, which
---
is  incorporated  herein  by  reference.

(b)  Reports  on  Form  8-K.
   -------------------------

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

Subsequent  to  the  end  of  the  year  no reports on Form 8-K have been filed:

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICESITEM 14.   PRINCIPAL ACCOUNTANT
FEES  AND  SERVICES

Audit  Fees
-----------

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

Audit  Related  Fees
--------------------

Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of DFRC's financial statements. DFRC has paid to Jones Simkins, PC, audit related fees of approximately $2,000 for 2003 and $21,268 also need to change the font on the number to Mendoza for 2004.


Tax  Fees
---------

The tax fees are those funds paid for professional services with respect to tax compliance, tax advice, and tax planning. DFRC paid no professional tax fees to Jones Simkins, LP during 2004 and 2003.

All  Other  Fees
----------------

Fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees paid.

Pre-approved  Policy  for  Audit  and  Non-Audit  Services
----------------------------------------------------------

DFRC does not have a standing audit committee and the full board of directors performs all functions of an audit committee, including the pre-approval of all audit and non-audit services prior to DFRC engaging an accountant. All of the services rendered for DFRC by Mendoza LLP were pre-approved by the board of directors of DFRC.


                         SIGNATURESSIGNATURESSIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

     Diversified  Financial  Resources  Corporation


Dated:  November  4,  2005               By:  /s/  Dennis  Thompson
                                              -------------------------------
                                              Dennis  Thompson,  CEO,  President
                                              and  CFO

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

SIGNATURE                                         TITLE
DATE

  /s/  Dennis  Thompson           President,  CFO  and  Director
-----------------------
November  4,  2005
Dennis  Thompson

  /s/  John  Casey                      Director             November  4,  2005
------------------
John  Casey