Form 10QSB/A
period 2005-03-31
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2005-11-15
CIK 1029802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1


(Mark  One)
   [X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange
Act  of  1934  for  the  quarterly  period  ended  March  31,  2005.

   [  ]     Transition  report  under  Section  13  or  15(d)  of the Securities
Exchange  Act  of  1934  for  the  transition  period  from  to.


     Commission  file  number:  0-22373
                                -------


                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   -------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                           58-2027283
            --------                           ----------
 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)           Identification No.)

                    8765 Aero Drive, San Diego, CA                   92154
                    -------------------------------                  -----
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

                      Yes    XX                          No
                             --                               ---

The number of outstanding shares of the issuer's common stock, no stated par value (the only class of voting stock), as of May 23, 2005 was 4,911,597,981, and as of October 30, 2005 was 2,381,323, after the 2000 for 1 reverse stock split effective August 25, 2005.


TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS . . . . . . . .   3
                                               --

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS   4

ITEM 3 CONTROLS AND PROCEDURES. . . . . . . .   7
                                               --

PART II

ITEM 1. LEGAL PROCEEDINGS . . . . . . . . . .   8
                                               --

ITEM 2. CHANGES IN SECURITIES . . . . . . . .   8
                                               --

ITEM 5.  OTHER INFORMATION. . . . . . . . . .   8
                                               --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K. . .  10
                                               --

  SIGNATURES. . . . . . . . . . . . . . . . .  14
                                               --


                          PART I- FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

As used herein, the term "Company" refers to Diversified Financial Resources Corporation, a Delaware corporation, and its subsidiaries and predecessors unless otherwise indicated. Consolidated, unaudited, condensed interim financial statements including a balance sheet for the Company as of the quarter ended March 31, 2005, and statements of operations, and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding year are attached hereto as Pages F-1 through F-9 and are incorporated herein by this reference.


TABLE OF CONTENTS

Consolidated Balance Sheets                           F-2

Consolidated Statements of Operations.                F-3

Consolidated Statements of Cash Flows                 F-4

Notes to Consolidated Financial Statements            F-5




DIVERSIFIED FINANCIAL RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS


                                              March 31,    December 31,
                                                     2005        2004
                                                (Unaudited)    (Audited)

ASSETS
Current assets:
Cash . . . . . . . . . . . . . . . . . . . .  $    26,334  $     135,754
Money market funds . . . . . . . . . . . . .            -         55,252
Receivable from Finance 500. . . . . . . . .          132         26,849
Investments, available for sale, net . . . .          303          1,052
Receivables. . . . . . . . . . . . . . . . .       23,572          3,571
Receivables from employees . . . . . . . . .            -        141,342
Receivable - JR Chapman. . . . . . . . . . .        4,264         13,264
Prepaid expenses . . . . . . . . . . . . . .       54,390         44,933
Deposits . . . . . . . . . . . . . . . . . .        8,297          9,174
Total current assets . . . . . . . . . . . .      117,292        431,191
                                              -----------  -------------

Property and equipment, net. . . . . . . . .        5,855        718,346
Assets held for sale . . . . . . . . . . . .      712,677              -

Total assets . . . . . . . . . . . . . . . .  $   835,824  $   1,149,537
                                              ===========  ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable . . . . . . . . . . . . . .  $   117,378  $     100,481
Accrued payroll and taxes. . . . . . . . . .      363,331        284,885
Accrued expenses . . . . . . . . . . . . . .      326,574        265,362
Litigation settlement payable. . . . . . . .      296,499        296,499
Lines-of-credit. . . . . . . . . . . . . . .      263,100        269,692
Notes payable - related parties. . . . . . .      302,034        323,517
Current portion of notes payable . . . . . .      652,111        716,846
Total current liabilities. . . . . . . . . .    2,321,027      2,257,282
                                              -----------  -------------

Lines-of-credit. . . . . . . . . . . . . . .            -              -
Notes payable. . . . . . . . . . . . . . . .            -              -
Total liabilities. . . . . . . . . . . . . .    2,321,027      2,257,282
                                               ==========  =============

See  accompanying  notes  to  consolidated  financial  statements





Stockholders' deficit

Preferred stock; par value $.001;
200,000,000 shares authorized at
March 31, 2005 and December 31, 2004
13,150 shares issued and outstanding at
March 31, 2005 and December 31, 2004         13             13

Common stock; no par value;
10,000,000,000 shares authorized at
March 31, 2005 and December 31, 2004;
4,081,599,872 and 2,081,599,872 shares
Issued and outstanding at March 31,
2005 and December 31, 2004
Respectively. . . . . . . . . . .    18,774,820     18,490,075

Additional paid-in capital. . . .       131,487        131,487
Accumulated other comprehensive loss    (64,698)       (63,949)
Accumulated deficit. . . . . . .    (20,326,825)   (19,665,371)
                                   -------------  -------------
Total stockholders' deficit. . .     (1,485,203)    (1,107,745)
                                   -------------  -------------

Total liabilities and
stockholders' deficit. . . . .. .  $    835,824   $  1,149,537
                                   =============  =============

See  accompanying  notes  to  consolidated  financial  statements.




                  DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                      Three months ended March 31,
                                                                       2005                 2004
                                                               -------------------   -------------------

Revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . $                -      $       10,784
General and administrative expenses. . . . . . . . . . . . . .            418,621           2,800,035
Mining exploration expenses. . . . . . . . . . . . . . . . . .            173,495                   -
                                                               -------------------   -------------------
Loss from continuing operations. . . . . . . . . . . . . . . .           (592,116)         (2,869,251)
Interest expense . . . . . . . . . . . . . . . . . . . . . . .            (35,244)            (30,007)
                                                               -------------------   -------------------
Net loss before equity interest in minority net income (loss),
 provision for income taxes and discontinued operations. . . .           (627,360)         (2,899,258)


Provision for income taxes on continuing operations. . . . . .                  -                   -
                                                               -------------------   -------------------
Loss before equity interest in minority net income (loss) and
discontinued operations. . . . . . . . . . . . . . . . . . . .           (627,360)         (2,899,258)

Equity interest in minority net income (loss). . . . . . . . .                  -               1,977
                                                               -------------------   -------------------
Net loss from continuing operations. . . . . . . . . . . . . .           (627,360)         (2,897,281)

Net loss from discontinued operations, net of taxes. . . . . .            (34,094)            (21,267)
                                                               -------------------   -------------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . $         (661,454)        $(2,918,548)
                                                               ===================   ===================

Net loss per share - basic and diluted
From continuing operations . . . . . . . . . . . . . . . . . . $            (0.00)    $        (63.82)
From discontinued operations . . . . . . . . . . . . . . . . ..             (0.00)              (0.47)
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . $            (0.00)    $        (64.29)
                                                               ===================   ===================
Weighted average number of common shares outstanding  . . . .       3,153,099,872              45,395
- basic and diluted


See  accompanying  notes  to  consolidated  financial  statements.



                  DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                            Three months ended March 31,
                                                                                           -----------------------------------
                                                                                                  2005              2004
                                                                                           ----------------   ----------------

Cash flows from continuing operating activities:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     (661,454)     $  (2,918,548)
Less: Net loss from discontinued operations. . . . . . . . . . . . . . . . . . . . . . . .        (34,094)           (21,267)
                                                                                           ----------------   ----------------
Net loss from continuing operations. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (627,360)        (2,897,281)

Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
  Stock compensation expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         94,175          2,824,315
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,179             (5,005)
Changes in assets and liabilities:
  Receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        157,058            (57,688)
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          5,693               (805)
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -              4,265
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,473             17,690
  Accrued payroll. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         78,446                  -
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         74,741                  -
  Related party payables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (21,483)               941
  Litigation settlement payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                  -
                                                                                           ----------------   ----------------
Net cash used in continuing operating activities . . . . . . . . . . . . . . . . . . . . .       (219,078)          (113,568)

Cash flow from continuing investing activities
  Redemption of money funds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         55,252                  -
  Increase in notes receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -             11,224
  Purchase of equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,698)                 -
  Proceeds from sale of equipment, net . . . . . . . . . . . . . . . . . . . . . . . . . .              -              6,530
                                                                                           ----------------   ----------------
Net cash provided by continuing investing activities . . . . . . . . . . . . . . . . . . .         52,554             17,754

Cash flows from continuing financing activities
  Increase (decrease) in lines-of-credit . . . . . . . . . . . . . . . . . . . . . . . . .              -                  -
  Principal payments on notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        (60,000)            11,983
  Proceeds from issuance of notes payable. . . . . . . . . . . . . . . . . . . . . . . . .              -             83,549
  Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        182,995            122,195
                                                                                           ----------------   ----------------
Net cash provided by continuing financing activities . . . . . . . . . . . . . . . . . . .        122,995            217,727

  Net cash used by discontinued operations . . . . . . . . . . . . . . . . . . . . . . . .        (65,891)           (10,403)
                                                                                           ----------------   ----------------
Net increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (109,420)           111,510

Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        135,754              8,006
                                                                                           ----------------   ----------------
Cash at end of year period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      26,334        $   119,516
                                                                                           ================   ================

See  accompanying  notes  to  consolidated  financial  statements.

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis  of  presentation

The interim financial information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal occurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's amended Annual Report on Form 10- KSB for the year ended December 31, 2004.

2.     Additional  footnotes  included  by  reference

Except as indicated in the following notes, there have been no other material changes in the information disclosed in the notes to the consolidated financial statements included in the Company's Form 10-KSB for the year ended December 31, 2004. Therefore, those footnotes are included herein by reference.

3.     Going  concern

The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplate the continuation of the Company as a going concern. The Company has sustained a loss as well as negative cash flow from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to achieving profitable operations and/or obtaining necessary funding from outside sources. There can be no assurance that the Company will be successful.

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.     Acquisition  of  mining  interests  in  Mexico

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

The Purchase Agreement provides for a purchase price of USD $1.2 million, $500,000 of which is due upon exercise of the option and payment of the remaining $700,000 will be made monthly beginning four months after the option exercise, and in amounts ranging from USD $50,000 to USD $100,000. The option payment of $500,000 was due April 16, 2005, and the Company has not made payment. The Company and the parties involved are negotiating new terms for the payment of the purchase price and the royalties retained under the agreements.

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company expects to acquire the mining interests and assets pursuant to these agreements, and to operate the mine as a subsidiary. During the first quarter of 2005, the Company incurred expenses of $173,000 related to proving the existence of reserves at the mines. During the year ended December 31, 2004, the Company incurred expenses, including the consideration for the exclusive option, of $383,000 pursuant to the agreements.

5.     Litigation  settlement  payable

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

Mr. Chapman the Company's former president was named as a respondent in a complaint filed by the Securities and Exchange Commission ("SEC"). The civil suit, SEC v. Allen Z. Wolfson, et. Al., case number 2:02 CV 1086 (TC), was filed in the United States District Court for the District of Utah. The complaint alleges that Mr. Chapman while the Company's president took actions in 2003 to manipulate the price of the Company's stock in the marketplace. The proposed settlement holds Mr. Chapman liable for disgorgement of $64.714, representing profits gained as a result of the conduct alleged in the complaint, plus interest in the amount of $16,785 and a civil penalty of $120,000, payable in installments over a one year term. Additionally, the settlement bars Mr. Chapman from participating in the issuance of any penny stock.

Mr. Chapman, while serving as president, executed the proposed settlement agreements and has submitted them to the SEC for approval. The proposed settlement agreements were accepted and filed with the U.S. District Court on April 18, 2005. As required by the final agreements, John Chapman resigned from the Board of Directors and from his positions as President and Chief Executive Officer effective May 6, 2005. Dennis Thompson, a member of the Board of Directors, was named as President and Chief Executive Officer to replace Chapman. The Company filed a Form 8-K dated May 6, 2005 to report these events.

7.     Discontinued  operations

The Company entered into purchase and sale agreements for all of its real estate properties in February, 2005, and expects to close on the sale of its real estate properties by September 30, 2005. Accordingly, the Company reported its real estate operations as discontinued operations at March 31, 2005.

The following table details selected statement of operations information for the discontinued operations.




                                       Three months ended March 31,
                                       ------------------------------
                                            2005             2004
                                       --------------  ----------------
Revenue . . . . . . . . . . . . . . .  $    1,104      $    5,900

General and administrative expenses .      13,697          18,349
                                       --------------------------------
Loss from discontinued operations . .     (12,593)        (12,449)

Interest expense. . . . . . . . . . .     (21,501)         (8,818)
                                       --------------------------------
Net loss from discontinued operations  $  (34,094)     $  (21,267)
                                       ================================


The assets and liabilities associated with the real estate operations are included In the Consolidated Balance Sheet. The following table details selected balance sheet information for the real estate operations.


                   March 31, 2005   December 31, 2004
                  ----------------  ------------------
Other assets. . .  $        66,300  $           61,370
Property, net . .          712,677             714,846
                  ----------------  ------------------
Total assets. . .  $       778,977  $          776,216
                  ================  ==================
Other liabilities  $        50,573              63,679
Lines of credit .          263,100             269,692
Notes payable . .          652,110             656,846
                  ----------------  ------------------
Total liabilities  $       965,783  $          990,217
                  ================  ==================


17

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

As used herein the term "DFRC" or the "Company" refers to Diversified Financial Resources Corporation, its subsidiaries and predecessors, unless indicated otherwise. DFRC was incorporated in the State of Delaware on January 6, 1993, as Vaxcel, Inc. On December 19, 2000, DFRC changed its name to eLocity Networks, Inc. On August 6, 2002, DFRC changed its name to Diversified Financial Resources Corporation. DFRC currently has five organized subsidiary corporations, Diversified Holdings XIX, Inc., International Natural Resources Corp., Wichita Development Corporation, Wichita Properties, Inc. and Salt Lake Development Corporation. Expansion into the mining industry is being explored by DFRC.

General
-------

DFRC currently operates as a real estate holding company. DFRC intends to scale back its other business development investigations or operations and focus on acquiring, managing and operating real estate and mining operations.

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

Land  and  Natural  Resources
-----------------------------

Mining  interests.  The Company has signed agreements with professionals to seek
------------------
out the potential development of mining opportunities within the Country of Mexico. The Company hired professionals to locate resources, available mining claims, preparation of document to make claims and other due diligence information. These professionals consist of a geologist, a prospector and administrator. As of the filing of this report no agreements or contracts have been entered into to acquire specific mining interests, claims or rights. These interests are more fully set forth and described in the Company's 10-KSB/A report for the fiscal year ended December 31, 2004, on April 22, 2005.

At the current time all options held by the Company have expired of their own terms. Negotiations continue with the holders of the legal titles to the mining concessions and operations have continued with commitments to honor the prior agreements regarding the division of all proceeds from mining operations on the site. Mr. Thompson and Mr. Chapman are conducting negotiations that are expected to result in the Company obtaining full legal title to the mining concessions and the granting or royalty interests to several parties that have assisted in providing financing to secure those concession rights.

RESULTS  OF  OPERATIONS

The following discussion and analysis should be considered in light of recent changes in management and operational focus, and should be read in conjunction with the Financial Statements and other disclosures in Form 10KSB for the year ended December 31, 2004.

Continuing  operations
----------------------
During the three months ended March 31, 2005, the Company had no revenues from continuing operations, compared with $11,000 for the same period in 2004. In 2005, the Company had no sources for revenue from continuing operations. pursued

During the three months ended March 31, 2005, the Company's general and administrative expenses were $419,000, representing a $2.5 million decrease from the same period in 2004 when general and administrative expenses were $2.9 million. In 2004, the Company issued 30,000,000 million restricted common shares to John Chapman for services rendered, and recorded $2.4 million of expense. This was the primary reason that general and administrative expenses decreased in 2005.

During the three months ended March 31, 2005, the Company incurred expenses related to the mining activity in Mexico totaling $173,000. The Company began incurring expenses related to the mining activity in Mexico during the last three months in 2004.

During the three months ended March 31, 2005, the Company's net loss from continuing operations was $627,000, representing a $2.3 million improvement from the same period in 2004 when the net loss was $2.9 million. The improvement in the 2005 net loss resulted from lower general and administrative expenses, which were offset by the increase in expenses related to the mining activity in Mexico.

Discontinued  operations
------------------------
The loss from discontinued operations during the three months ended March 31, 2005 was $34,000, compared to $21,000 for the 2004 period. The increase in the net loss for the 2005 period relates to increased interest expense, which was offset by lower general and administrative expense for the period.


LIQUIDITY  AND  CAPITAL  RESOURCES

As of March 31, 2005, the Company had current assets of $117,000 compared to current assets of $431,000 as of December 31, 2004. We received $324,000 from the exercise of stock options, and these funds along with existing funds were used to fund operations for the quarter, resulting in lower cash balances at March 31, 2005 and the decrease in current assets.

We had a working capital deficit of $2.2 million as of March 31, 2005, compared to a working capital deficit of $1.8 million as of December 31, 2004. The working capital deficit increased because cash balances decreased as noted above. The mortgages and lines of credit are classified as current liabilities at March 31, 2005 and December 31, 2004, due to our inability to make timely monthly payments.

Total stockholders' deficit was $1.5 million as of March 31, 2005, compared to $1.1 million as of December 31, 2004. The increase is primarily attributable to the net loss of $661,000 which was offset by increases due to stock issuances of $285,000.

Net cash flows used by operating activities from continuing operations were $219,000 for the three months ended March 31, 2005, compared to $113,000 for the same period in 2004. The increase in cash flows used by operating activities in the current quarter relates to expenses for the mining activity in Mexico that we did not have in the prior year quarter, and payment for services in cash in 2005 versus payment for services in stock in 2004.

Net cash flows provided by continuing investing activities were $53,000 for the three months ended March 31, 2005, compared to net cash flows provided by continuing investing activities of $18,000 for the same period in 2004. The increase of net cash flows provided by continuing investing activities relates primarily to our liquidation of money funds, which we used to fund operations in the current quarter.

Net cash flows provided by continuing financing activities were $123,000 for the three months ended March 31, 2005, compared to net cash flows provided by continuing financing activities of $217,000 for the same period in 2004. We raised more money through the exercise of stock options in 2005 than we did in 2004, and the amount raised in 2005 was offset by payments on the lines of credit and notes payable in 2005.

Due to our debt service on real estate holdings and anticipated expenses related to the mining activities in Mexico, we may experience cash flow shortages throughout 2005. We plan to raise additional funds through the sale of common stock or issuance of debt to fund such shortages. Our ability to raise additional funds in the future is uncertain, and we may be forced to curtail certain activities if we are not successful in raising additional funds.


ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN

Our ability to continue as a going concern is in doubt. We incurred a loss of approximately $661,000 for the three months ended March 31, 2005; had an accumulated deficit of approximately $20.3 million at March 31, 2005; and had a stockholders' deficit of approximately $1.5 million at March 31, 2005.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of March 31, 2005 that the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the evaluation, including any corrective actions with regard to slight deficiencies and material weaknesses. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

Since the filing of DFRC's 10-KSB/A for the period ended December 31, 2004 no material changes have occurred to the legal proceedings reported therein, except as reported herein below. For more information please see DFRC's Form 10-KSB/A for the year ended December 31, 2004, filed April 22, 2005.

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

Mr. Chapman as president of the Company executed the proposed settlement agreements. The proposed settlement agreements were accepted and filed with the U.S. District Court on April 18, 2005. As required by the final agreements, John Chapman resigned from the Board of Directors and from his positions as President and Chief Executive Officer effective May 6, 2005. Dennis Thompson, a member of the Board of Directors, was named as President and Chief Executive Officer to replace Chapman. The Company filed a Form 8-K dated May 6, 2005 to report these events.

ITEM  2.  CHANGE  IN  SECURITIES


SUBSEQUENT  TO  THE  END  OF  THE  QUARTER

On May 6, 2005 the board of directors authorized the issuance of 430,000,000 shares of restricted common stock to John Chapman as partial payment of salary due to him for services provided as president of the Company. These shares were issued to him pursuant to section 4(2) of the Securities Act of 1933 in a private transaction.

On May 6, 2005 the board of directors authorized the issuance of 4,000,000 shares of Series B Preferred Stock to John Chapman as payment of rental payments due to him for rental of office space through the end of March 2005 in the sum of $97,000. The Series B Preferred shares do not have conversion rights and hold voting rights on a 500 to 1 ratio with the common stock. The issuance represents voting rights of 2,000,000,000 votes in any shareholder vote.


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

ITEM  5.  OTHER  INFORMATION

The Company has entered into a number of employment agreements to provide for services by those employees to the Company. These services include administrative, accounting, due diligence information regarding development of mining opportunities in Mexico, property management, and project developments related to any of these areas. In the employment agreements stock options were typically granted as an incentive to continue employment and as partial compensation for the services provides. A number of the following options approved by the Company's board of directors were issued to employees pursuant to an exercise of those options.

SUBSEQUENT  TO  THE  END  OF  THE  QUARTER

On May 5, 2005 John R. Chapman tendered his resignation as president, CEO and as a director of the Company. The board of directors appointed Dennis Thompson to serve as president of the Company and he accepted his appointment to that position.

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

On May 11, 2005, DFRC executed a promissory note with West Jordan Real Estate Holdings, Inc., for $230,000. West Jordan paid the balance due on two promissory notes due to Nexia Holdings, Inc. with an aggregate value of $130,000 and provided $100,000 in cash in exchange for the new note. The new note bears simple interest at 8% per year. The new note is secured by payments due DFRC for the sale of certain real estate holdings and interests in any mining claims or concessions.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibits.  Exhibits  required  to  be attached by Item 601 of Regulation S-B are
--------
listed  in  the  Index  to  Exhibits  on  page  11  of this Form 10-QSB, and are
---
incorporated  herein  by  this  reference.
---

Reports on Form 8-K. The Company filed no reports on Form 8-K during the quarter
-------------------
for  which  this  report  is  filed.

Subsequent  to  end  of  the quarter the following report on Form 8-K was filed:

1. On May 9, 2005 the Company filed a report on form 8-K and reported on the following items:
     a. On May 5, 2005 John Chapman submitted his resignation as president of the Company and the board of directors appointed Dennis Thompson as president of the Company.
     b. On May 6, 2005 the board of directors authorized the issuance of 430,000,000 shares of restricted common stock to John Chapman as partial payment of salary due to Mr. Chapman. The shares were issued pursuant to section 4(2) of the Securities Act of 1933 in a private transaction.
     c. On May 6, 2005 the board of directors authorized the issuance of 4,000,000 shares of Series B Preferred stock to John Chapman as satisfaction of rental payments due to him in the sum of $97,000 for the rental of office space through March of 2005.
     d. On May 6, 2005 the board of directors authorized the issuance of 8,100,000 shares of Series B Preferred stock To Dennis Thompson as compensation for accepting his appointment to serve as president of the Company.
                    INDEX  OF  EXHIBITS
Exhibit Page
No.      No.     Description


3(i)(a)*   Articles of Incorporation of DFRC (note that these were amended by the Articles of Merger constituting Exhibit 2 to the December 31, 1993 Form 10-KSB) (incorporated herein by reference from Exhibit No. 3(i) to DFRC's Form 10-KSB for the year ended December 31, 1993).

3(i)(b)*   Amendment to Certificate of Incorporation dated February 16, 2000 to change name of DFRC from Vaxcel, Inc. to Chattown.com Networks, Inc. (Incorporated by reference from Exhibit 3(i)(b) of DFRC's Form 10-QSB for the six months ended June 30, 2002)

3(i)(c)*   Amendment to Certificate of Incorporation dated December 19, 2000 to change name of DFRC from Chattown.com Networks, Inc. to eLocity Networks Corporation (incorporated herein by reference from Exhibit 3(iii) of DFRC's Form 10-KSB for the year ended December 31, 2000).

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

3(ii)  *    Bylaws of DFRC, as amended (incorporated herein by reference from
          Exhibit  3(ii)  of  DFRC's Form 10 KSB for the year ended December 31,
          1995).

Material  Contracts

none

Subsequent  to  the  end  of  the  quarter:

31(i)  9   Certification  of  Chief  Executive  Officer  and Chief Financial
          Officer

32(ii) 10  Certification  of  Chief  Executive Officer and Chief Financial
          Officer

Other

99(i)  11  Stock  Option  Agreement,  dated  December  5, 2004, between the
          Company and Sandra Jorgensen, granting an option to purchase 59,740,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise. The shares were authorized for issuance on January 7, 2005.

99(ii) 13  Stock  Option  Agreement,  dated  January 10, 2005, between the
          Company and George B. Phillips, granting an option to purchase 100,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(iii)15  Stock  Option  Agreement  dated  January 10, 2005, between the
          Company and Sandra Jorgensen, granting an option to purchase 100,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(iv) 17  Stock  Option  Agreement  dated  January  10, 2005, between the
          Company and Ramiro Trevizo, granting an option to purchase 100,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(v) 19 Stock Option Agreement dated January 10, 2005, between the Company and Edward Wells, granting an option to purchase 100,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(vi) 21  Stock  Option  Agreement  dated  January  10, 2005, between the
          Company and Rebecca Miller, granting an option to purchase 100,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(vii)23  Stock  Option  Agreement  dated  January 10, 2005, between the
          Company and Ernest Burch, granting an option to purchase 100,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(viii)25 Stock  Option  Agreement  dated January 10, 2005, between the
          Company and Tim Hall, granting an option to purchase 100,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(ix) 27  Stock  Option  Agreement  dated  January  10, 2005, between the
          Company and A. Franklin Adams, granting an option to purchase 100,000,000 shares of common stock with an option price set at 85% of the market price on the date of exercise.

99(x)  29  Stock  Option  Agreement,  dated  February  7, 2005, between the
          Company and George B. Phillips, granting an option to purchase 140,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(xi) 31  Stock  Option  Agreement  dated  February  7, 2005, between the
          Company and Edward Wells, granting an option to purchase 136,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(xii)33  Stock  Option  Agreement  dated  February 7, 2005, between the
          Company and Tim Hall, granting an option to purchase 130,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(xiii)35 Stock  Option  Agreement  dated February 7, 2005, between the
          Company and Sandra Jorgensen, granting an option to purchase 163,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(xiv)37  Stock  Option  Agreement  dated  February 7, 2005, between the
          Company and Ernest Burch, granting an option to purchase 140,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(xv) 39  Stock  Option  Agreement  dated  February  7, 2005, between the
          Company and Rebecca Miller, granting an option to purchase 160,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(xvi)41  Stock  Option  Agreement  dated  February 7, 2005, between the
          Company and A. Franklin Adams, granting an option to purchase 136,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(xvii)43  Stock  Option  Agreement  dated February 7, 2005, between the
          Company and Ramiro Trevizo, granting an option to purchase 50,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by DFRC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 4th day of November, 2005.


Diversified  Financial  Resources  Corporation

/s/  Dennis  Thompson
-------------------------------------------
Dennis  Thompson,  President  and  Director