Form 10QSB/A
period 2005-06-30
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2005-11-15
CIK 1029802

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

                      Yes    XX                          No
                            -----


The number of outstanding shares of the issuer's common stock, no stated par value (the only class of voting stock), as of August 15, 2005 was 4,761,599,981, and as of October 30, 2005 was 2,381,323 after the 2000 for 1 reverse stock split effective August 25, 2005.

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
----------


PART  I-  FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


DIVERSIFIED FINANCIAL RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                June 30,    December 31,
                                                   2005           2004
                                               (Unaudited)      (Note)
                                               -----------  --------------
ASSETS
Current assets:
     Cash. . . . . . . . . . . . . . . . . .  $    4,080  $     135,754
     Money market funds. . . . . . . . . . .           -         55,252
     Receivable from Finance 500 . . . . . .           -         26,849
     Investments, available for sale, net. .         450          1,052
     Receivables . . . . . . . . . . . . . .       3,571          3,571
     Receivables from employees. . . . . . .           -        141,342
     Receivable - JR Chapman . . . . . . . .       2,369         13,264
     Prepaid expenses. . . . . . . . . . . .      78,150         44,933
     Deposits. . . . . . . . . . . . . . . .      10,357          9,174
                                              ----------  -------------
          Total current assets . . . . . . .      98,977        431,191
Property and equipment, net. . . . . . . . .       3,923        718,346
Assets held for sale                             712,677              -
                                              ----------  -------------
                                              $  815,577  $   1,149,537
                                              ==========  =============


_____________________________________________________________________________
Note: The consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements.

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


Commitments and contingencies

Stockholders' deficit
Preferred stock; 200,000,000 shares authorized at June 30, 2005 and December 31, 2004; designated as Series A and Series B

    Series A; par value $.001; 1,000,000 shares authorized at June 30, 2005 and December 31,  2004; 13,150 shares issued and outstanding as of June
    30, 2005 and December 31, 2004                                                13              13
    Series B;  no par value; 50,000,000 shares authorized at June 30, 2005 and December 31, 2004; 12,100,000 and no shares issued and no shares
    issued and outstanding at June 30, 2005 and December 31, 2004,respectively 1,210               -

Common stock; no par value; 10,000,000,000 shares authorized at June 30,
2005 and December 31, 2004; 4,721,599,872 and 2,081,599,872 shares issued
and outstanding at June 30, 2005 and December 31, 2004, respectively      18,817,820      18,490,075

Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .       222,587         131,487
Accumulated other comprehensive loss . . . . . . . . . . . . . . . . .       (64,551)        (63,949)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .   (20,600,321)    (19,665,371)
                                                                        -------------  --------------
     Total stockholders' deficit . . . . . . . . . . . . . . . . . . .    (1,617,242)     (1,107,745)

                                                                        -------------  --------------
                                                                        $    815,577   $   1,149,537
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

See  accompanying  notes.



DIVERSIFIED FINANCIAL RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)
                                                   Three months ended                   Six months ended
                                                         June 30,                             June 30,
                                                    -------------------------            ------------------
                                                     2005                2004            2005          2004
                                                    -------------------------            ------------------

Revenue. . . . . . . . . . . . . . .            $       -           $   7,059          $      -     $  17,843
General and administrative expenses. . . . . . .  221,041             371,580           639,661     3,251,615
Mining exploration expenses. . . . . . . . . . . . 23,666                   -           197,161             -
                                      --------------------  ------------------  ----------------  -----------
Loss from continuing operations .. . . . . . . . (244,707)           (364,521)         (836,822)  (3,233,772)

Interest expense . . . . . . . . . . . . . . . . . (6,155)                   -          (41,399)     (30,007)
Loss on sale of property                                -            (272,966)                -     (272,966)
                                      --------------------  ------------------  ----------------  -----------
Net loss before equity interest in minority
net income, provision for income taxes on
continuing operations and discontinued
operations                                       (250,862)           (637,487)         (878,221)  (3,536,745)

Provision for income taxes on continuing
operations                             . . . . . .      -                   -                 -             -
                                      --------------------  ------------------  ----------------  -----------
Loss before equity interest in minority
net income and discontinued operations           (250,862)           (637,487)         (878,221)  (3,536,745)

Equity interest in minority net income . . . .          -               58,942                -        60,919
                                      --------------------  ------------------  ----------------  -----------
Net loss from continuing operations. . . . . .   (250,862)           (578,545)         (878,221)  (3,475,826)

Loss from discontinued operations,
net of taxes                                      (22,635)            (44,654)          (56,729)     (65,921)
                                      --------------------  ------------------  ----------------  -----------
Net loss                                      $  (273,497)        $  (623,199)      $  (934,950) $(3,541,747)
                                      ====================  ==================  ================  ===========

Net loss per share - basic and diluted
From continuing operations                       $  (0.00)           $  (3.50)     $      (0.00)  $    (32.85)
From discontinued operations                        (0.00)              (0.27)     $      (0.00)  $     (0.62)
                                      --------------------  ------------------  ----------------  -----------
Net loss per share - basic and diluted . . . . . $  (0.00)           $  (3.77)     $      (0.00)  $    (33.47)
                                      ====================  ==================  ================  ===========
Weighted average number of common shares
outstanding - basic and diluted              4,551,489,982             165,466     3,856,157,883      105,818
                                      ====================  ==================  ================  ===========


See accompanying notes


DIVERSIFIED FINANCIAL RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
                                                           Six months ended
                                                           June 30,
                                                                        2005          2004
                                                           ------------------  ------------

Cash flows from operating activities of continuing operations:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $        (934,950)  $(3,541,747)
Less: Net loss from discontinued operations, net of taxes            (56,729)      (65,921)
                                                           ------------------  ------------
Net loss from continuing operations                                 (878,221)   (3,475,826)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
  Stock compensation expense. . . . . . . . . . . . . . .             94,985     2,628,935
  Depreciation. . . . . . . . . . . . . . . . . . . . . .             10,116         3,577
  Loss on sale of property. . . . . . . . . . . . . . . .                  -       272,966
Changes in assets and liabilities:
  Receivables . . . . . . . . . . . . . . . . . . . . . .            179,086       (29,847)
  Prepaid expenses. . . . . . . . . . . . . . . . . . . .            (18,233)       (1,511)
  Deposits. . . . . . . . . . . . . . . . . . . . . . . .             (2,572)        4,998
  Accounts payable. . . . . . . . . . . . . . . . . . . .             91,092       104,985
  Accrued payroll . . . . . . . . . . . . . . . . . . . .            142,581             -
  Accrued expenses. . . . . . . . . . . . . . . . . . . .             39,575       (41,688)
  Related party payables. . . . . . . . . . . . . . . . .            130,100        (3,530)
                                                           ------------------  ------------
Net cash used in continuing operating activities  . . . .           (211,491)     (536,941)

Cash flow from continuing investing activities
  Redemption of money funds . . . . . . . . . . . . . . .             55,252             -
  Proceeds from  notes receivable . . . . . . . . . . . .                  -        33,261
  Purchase of equipment . . . . . . . . . . . . . . . . .             (2,698)       (5,007)
                                                           ------------------  ------------
Net cash provided by continuing investing activities. . .             52,554        28,254
Cash flows from financing activities
  Principal payments on notes payable . . . . . . . . . .            (60,000)       (4,468)
  Issuance of common stock. . . . . . . . . . . . . . . .            182,995       562,985
                                                           ------------------  ------------
Net cash provided by continuing financing activities .  .            122,995       558,517

Net cash used by discontinued operations                             (95,372)      (42,255)
                                                           ------------------  ------------
Net increase (decrease) in cash . . . . . . . . . . . . .           (131,674)        7,575
Cash at beginning of year . . . . . . . . . . . . . . . .            135,754         8,006
                                                           ------------------  ------------
Cash at end of year . . . . . . . . . . . . . . . . . . .  $           4,080   $    15,581
                                                           =================   ============
Supplemental information on non-cash investing and
financing activities:
Common stock and preferred stock issued for compensation
and services. . . . . . . . . . . . . . . . . . . . . . .  $          94,985   $   481,500
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

On May 6, 2005, the Company issued 4,000,000 Series B preferred shares to John Chapman as payment for accrued office rent from January 2004 to March 2005. The accrued office rent totaled $97,500 and the Series B preferred shares were valued at $400, resulting in a gain on the settlement of this liability totaling $97,100.

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

    Discontinued operations

The Company entered into purchase and sale agreements for all of its real estate properties in February, 2005. Accordingly, the Company reported its real estate operations as discontinued operations at March 31, 2005. The original purchase and sale agreements did not close, and management pursued other offers on the properties. The following new purchase and sale agreements were entered into during the second quarter, and closed in the third quarter. Management will continue to pursue the sale of the remaining real estate properties.

On May 10, 2005, the Company, through its subsidiary, Salt Lake Development Corp., entered into an agreement to sell its four condo units located in Ogden, UT for a purchase price of $140,000. Of this amount, $7,000 will be paid in cash at the closing, $20,400 is credited back to the buyer for the assumption of certain liabilities and closing costs, and the Company will finance the remaining balance of $112,600 over 30 years at 7.5% interest per annum. The entire unpaid balance of principal and interest is due 24 months from the date of the note. The transaction closed on July 22, 2005, consistent with all material aspects of the sale agreement. The carrying value of the condos was zero at June 30, 2005. No gain was recorded in the quarter ended June 30, 2005.

On June 28, 2005, the Company, through its subsidiary, Diversified Holdings XIX, Inc., entered into an agreement to sell its residential property located in Murray, UT for a purchase price of $100,000. The transaction closed on July 27, 2005, and the Company received $94,000 after closing costs. The carrying value of this residential property at June 30, 2005 was $59,800. No gain was recorded in the quarter ended June 30, 2005.

The following table details selected statement of operations information for the discontinued operations.



                                                   Three months ended                   Six months ended
                                                         June 30,                             June 30,
                                                    -------------------------            ------------------
                                                     2005                2004            2005          2004
                                                    -------------------------            ------------------

Revenue. . . . . . . . . . . . . . .            $   3,000           $  24,214          $  4,104     $  30,114
General and administrative expenses. . . . . . .    4,716              33,822            18,413        52,172
Interest expense                                   20,919              35,046            42,420        43,863
                                      --------------------  ------------------  ----------------  -----------
Loss from discontinued operations .. . . . . .  $ (22,635)          $ (44,654)         $(56,729)    $(65,921)
                                      ====================  ==================  ================  ===========

The assets and liabilities associated with the real estate operations are included In the Consolidated Balance Sheet. The following table details selected balance sheet information for the real estate operations.



                                                                              June 30,     December 31,
                                                                               2005            2004
                                                                          -------------   -------------

Current liabilities:
Other assets         . . . . . . . . . . . . . . . . . . . . . . . . .  $     65,842   $      61,369
Property, net                  . . . . . . . . . . . . . . . . . . . .       712,677         714,846
                                                                        -------------  --------------
Total assets         . . . . . . . . . . . . . . . . . . . . . . . . .  $    778,519   $     776,215
                                                                        ============  ===============

Other liabilities                  . . . . . . . . . . . . . . . . . .  $     49,001   $      63,679
Lines of credit      . . . . . . . . . . . . . . . . . . . . . . . . .       263,483         269,692
Notes payable                        . . . . . . . . . . . . . . . . .       650,422         656,846
                                                                        -------------  --------------
Total liabilities                    . . . . . . . . . . . . . . . . .  $    962,906   $     990,217
                                                                        ============  ===============


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

Continuing operations
-----------------------

During the three months ended June 30, 2005, the Company had no revenues compared with $7,000 for the same period in 2004. During the six months ended June 30, 2005, the Company had no revenues compared with $18,000 for the same period in 2004. The Company had no revenue sources from continuing operations during the 2005 periods.

During the three months ended June 30, 2005, the Company's general and administrative expenses were $221,000, representing a $151,000 decrease from the same period in 2004, when general and administrative expenses were $372,000. During the six months ended June 30, 2005, the Company's general and administrative expenses were $640,000, representing a $2.7 million decrease from the same period in 2004, when general and administrative expenses were $3.3 million. In 2005, and especially in the second quarter, the Company reduced its use of consultants and trimmed its work force. These actions significantly reduced general and administrative expense. Also, in the first quarter of 2004, the Company issued 30,000,000 million restricted common shares to John Chapman for services rendered, and recorded $2.4 million of expense. This was the primary reason that general and administrative expenses decreased in 2005 through June 30, 2005.

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

During the three months ended June 30, 2005, the Company's net loss from continuing operations was $251,000, representing a $328,000 improvement from the same period in 2004, when the net loss from continuing operations was $579,000. During the six months ended June 30, 2005, the Company's net loss from continuing operations was $878,000, representing a $2.6 million improvement from the same period in 2004, when the net loss from continuing operations was $3.5 million. The net loss from continuing operations in the 2004 periods included the loss on the trustee sale of a commercial building of $273,000. The improvement in the 2005 net loss from continuing operations for both periods, excluding the loss on property sale, comes from lower general and administrative expenses, which were offset by the increase in expenses related to the mining activity in Mexico.

Discontinued operations
-----------------------
The loss from discontinued operations during the three months ended June, 30, 2005 Was $23,000, compared to $45,000 for the 2004 period. The loss from discontinued Operations during the six months ended June 30, 2005 was $57,000, compared to $66,000 for the 2004 period. The net loss for both 2005 periods improved because cost and expenses related to managing and leasing the properties were lower in the 2005 periods.

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

Total stockholders' deficit was $1.6 million as of June 30, 2005, compared to $1.1 million as of December 31, 2004. The increase is primarily attributable to the net loss of $935,000 which was offset by increases due to stock issuances of $426,000.

Net cash flows used by continuing operating activities were $211,000 for the six months ended June 30, 2005, compared to $537,000 for the same period in 2004. The decrease in cash flows used by continuing operating activities in the current period relates to our limited use of consultants and work force reduction. Our related party payables increased $130,000 as a result of two transactions. First, we issued a $30,000 note bearing interest at 11.5% to Nexia Holdings, Inc. for cash. Second, we issued a $230,000 note bearing interest at 8% to West Jordan Real Estate Holdings, Inc (a subsidiary of Nexia Holdings, Inc.) in exchange for $100,000 in cash and the cancellation of two notes payable and accrued interest to Nexia Holdings, Inc., including the $30,000 note referenced above.

Net cash flows provided by continuing investing activities were $53,000 for the six months ended June 30, 2005, compared to net cash flows provided by continuing investing activities of $28,000 for the same period in 2004. The increase of net cash flows provided by continuing investing activities relates primarily to our liquidation of money funds, which we used to fund operations in 2005.

Net cash flows provided by continuing financing activities were $123,000 for the six months ended June 30, 2005, compared to net cash flows provided by continuing financing activities of $559,000 for the same period in 2004. We had more option activity in 2004 than in 2005, resulting in decreased cash flows.

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

Ability  to  continue  as  a  going  concern
--------------------------------------------

Our ability to continue as a going concern is in doubt. We incurred a loss of approximately $935,000 for the six months ended June 30, 2005; had an accumulated deficit of approximately $20.6 million at June 30, 2005; and had a stockholders' deficit of approximately $1.6 million at June 30, 2005.

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

Exhibits.  Exhibits  required  to  be attached by Item 601 of Regulation S-B are
--------
listed in the Index to Exhibits of this Form 10-QSB, and are incorporated herein by this reference.

                                INDEX OF EXHIBITS
Exhibit         Page
No.                No.     Description

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

3(i)f          Certificate  of  Designation  of  Series A Preferred Stock

3(i)g          *     Certificate  of  Determination  of Series B Preferred Stock
(incorporated  herein  by reference from Schedule 14C filed September 22, 2004).

3(ii)          *     Bylaws  of  DFRC,  as  amended  (incorporated  herein  by
reference from Exhibit 3(ii) of DFRC's Form 10-KSB for the year ended December 31, 1995).

10.1          *     Employment  Agreement  with  Dennis  Thompson  (incorporated herein  by  reference  from  DFRC's  Form  8-K  dated  May  6,  2005)

10.2          *     Consulting  Agreement  with  John  R.  Chapman (incorporated herein  by  reference  from  DFRC's  Form  8-K  dated  May  6,  2005)

10.3          Promissory  Note  with  West  Jordan  Real  Estate

31.1          Certification  of  Chief  Executive  Officer

31.2          Certification  of  Chief  Financial  Officer

32.1          Section  1350  Certification


*Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by DFRC.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


Diversified  Financial  Resources  Corporation
Date:  November 4,  2005

/s/  Dennis  Thompson
Dennis  Thompson,  President  and  Director
-------------------------------------------