Form 10QSB
period 2005-09-30
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2005-12-20
CIK 1029802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                                   (Mark  One)
  [X]     Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the quarterly period ended September 30, 2005.

  [  ]     Transition  report  under  Section  13  or  15(d)  of the Securities
        Exchange  Act  of  1934  for  the  transition  period  from  to.


                       Commission file number:  000-22373
                                                ---------



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

                                 (858) 560-8321
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.

                      Yes    XX                          No
                      ---------

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No X
                                               -
  The number of outstanding shares of the issuer's common stock, no stated par value (the only class of voting stock), as of November 15, 2005 was 2,381,323.



INDEX

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.
Condensed Consolidated Balance Sheets                                       3
Condensed Consolidated Statements of Operations (Unaudited)                 4
Condensed Consolidated Statements of Cash Flows (Unaudited)                 5
Notes to Condensed Consolidated Financial Statements (Unaudited)            6

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                        10

ITEM 3.CONTROLS AND PROCEDURES                                             13

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS                                                   14

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS                                                        15

ITEM 3.DEFAULTS UPON SENIOR SECURITIES                                     15

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 15

ITEM 5.OTHER INFORMATION                                                   15

ITEM 6.EXHIBITS                                                            16

SIGNATURES                                                                 17




                  DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                  September 30,       December 31,
                                                      2005                2004
                                                  -------------       -------------
                                                   (Unaudited)           (Note)

ASSETS
Current assets:
     Cash                                         $      1,696        $    135,754
     Money market funds                                      -              55,252
     Receivable from Finance 500                             -              26,849
     Investments, available for sale, net                  450               1,052
     Receivables                                        88,744               3,571
     Receivables from employees                              -             141,342
     Receivable - Related Party                          3,519              13,264
     Prepaid expenses                                   19,314              44,933
     Deposits                                                -               9,174
                                                  -------------       -------------
          Total current assets                         113,723             431,191

Property and equipment, net                              3,491             718,346
Note receivable                                        117,362                   -
Oil and gas investment                                  14,000                   -
Assets held for sale                                   170,307                   -
                                                  -------------       -------------
                                                  $    418,883        $  1,149,537
                                                  =============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                             $    184,135        $    100,481
     Accrued payroll and  payroll taxes                396,390             284,885
     Accrued expenses                                  130,626             265,362
     Litigation settlement payable                     296,499             296,499
     Lines-of-credit                                   262,015             269,692
     Notes payable - related parties                    75,342             323,517
     Notes payable                                           -             716,846
                                                  -------------       -------------
          Total current liabilities                  1,345,007           2,257,282

Commitments and contingencies                                -                   -

Stockholders' deficit

Preferred stock; 200,000,000 shares authorized at September 30, 2005 and December 31, 2004;
designated as Series A and Series B:

Series A; par value $.001; 1,000,000 shares
authorized at September 30, 2005 and
December 31, 2004; 13,150 shares issued and
outstanding at September 30, 2005 and
December 31, 2004                                           13                  13

Series B;  no par value; 50,000,000 shares
authorized at September 30, 2005 and
December 31, 2004; 12,100,000 and no shares
issued and outstanding at September 30, 2005
and December 31, 2004, respectively                      1,210                   -

Common stock; no par value; 10,000,000,000
shares authorized at September 30, 2005 and
December 31, 2004; 2,381,323 and 1,040,800
shares issued and outstanding at September 30, 2005
and December 31, 2004, respectively                 18,821,820          18,490,075

Additional paid-in capital                             228,587             131,487
Accumulated other comprehensive loss                   (64,551)            (63,949)
Accumulated deficit                                (19,913,203)        (19,665,371)
                                                  -------------       -------------
     Total stockholders' deficit                      (926,124)         (1,107,745)

                                                  -------------       -------------

                                                  $    418,883        $  1,149,537
                                                  =============       =============


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


                  DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                  ----------------------  ----------------------
                                                     2005        2004        2005       2004
                                                  ----------  ----------  ----------  ----------

Revenue                                           $       -   $       -   $       -   $  12,910
General and administrative expenses                 112,092   1,051,385     752,009   4,298,067
Mining exploration expenses                               -           -     197,162           -
                                                  ----------  ----------  ----------  ----------
Loss from continuing operations                    (112,092) (1,051,385)   (949,171) (4,285,157)

Interest expense                                     (1,916)    (16,789)    (43,315)    (46,796)
Loss on sale of property                                  -           -           -    (272,966)
Gain on sale of note receivable                      30,000           -      30,000           -
                                                  ----------  ----------  ----------  ----------

Net loss before equity interest in minority
net income, provision for income taxes on
continuing operations, and discontinued
operations                                          (84,008) (1,068,174)   (962,486) (4,604,919)

Provision for income taxes on continuing
operations                                                -           -           -           -
                                                  ----------  ----------  ----------  ----------
Loss before equity interest in minority net
income and discontinued operations                  (84,008) (1,068,174)   (962,486) (4,604,919)

Equity interest in minority net income                    -       5,894           -      66,813
                                                  ----------  ----------  ----------  ----------
Net loss from continuing operations                 (84,008) (1,062,280)   (962,486) (4,538,106)

Income (loss) from discontinued operations,
net of taxes                                        771,383     (19,678)    714,654     (85,599)
                                                  ----------  ----------  ----------  ----------
Net income (loss)                                 $ 687,375 $(1,081,958)  $(247,832)$(4,623,705)
                                                  ==========  ==========  ==========  ==========

Net income (loss) per share - basic and diluted:
From continuing operations                        $   (0.04) $(1,641.85)  $   (0.46) $(7,014.07)
From discontinued operations                           0.32      (30.41)       0.34     (132.30)
                                                  ----------  ----------  ----------  ----------

Net income (loss) per share - basic and diluted   $    0.28  $(1,672.26)  $   (0.12) $(7,146.37)
                                                  ==========  ==========  ==========  ==========
Weighted average number of common shares
outstanding - basic and diluted                   2,379,918         647   2,080,347         647
                                                  ==========  ==========  ==========  ==========

See accompanying notes.


                              DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                                        STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                            ---------------------------------
                                                                                 2005                2004
                                                                            -------------       -------------

Cash flows from operating activities of continuing operations:
Net loss                                                                    $   (247,832)       $ (4,623,705)
Less: Net income (loss) from discontinued operations, net of taxes               714,654             (85,599)
                                                                            -------------       -------------
Net loss from continuing operations                                             (962,486)         (4,538,106)

Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
  Stock compensation expense                                                      98,985           3,140,941
  Depreciation                                                                     1,071               8,651
  Uncollectible notes receivable                                                       -              33,261
  Loss on sale of property                                                             -             272,966
Changes in assets and liabilities:
  Receivables                                                                      7,590             (19,614)
  Prepaid expenses                                                               (11,214)                  -
  Deposits                                                                             -               5,762
  Accounts payable                                                                83,894              51,541
  Accrued payroll                                                                154,505                   -
  Accrued expenses                                                                 6,921               1,945
  Litigation settlement payable                                                        -             296,499
  Related party payables                                                         130,100             (22,811)
  Minority interest                                                                    -             (60,228)
                                                                            -------------       -------------
Net cash used in continuing operating activities                                (490,634)           (829,193)

Cash flow from continuing investing activities
  Redemption of money funds                                                       55,252                   -
  Purchase of oil and gas interest                                               (14,000)                  -
  Purchase of equipment                                                           (2,698)             (5,007)
                                                                            -------------       -------------
Net cash provided by (used for) continuing investing activities                   38,554              (5,007)

Cash flows from continuing financing activities
  Principal payments on notes payable                                            (60,000)             (4,468)
  Issuance of common stock                                                       182,995             880,724
                                                                            -------------       -------------
Net cash provided by continuing financing activities                             122,995             876,256

Net cash provided by (used for) discontinued operations                          195,027             (25,570)
                                                                            -------------       -------------

Net increase (decrease) in cash                                                 (134,058)             16,486

Cash at begining of year                                                         135,754               8,006
                                                                            -------------       -------------
Cash at end of year                                                         $      1,696        $     24,492
                                                                            =============       =============

See accompanying notes.

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.     Basis  of  presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

The consolidated financial statements include our financial statements and those of our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2.     Going  concern

For the nine months ended September 30, 2005 the Company had no revenues from continuing operations, and had minimal revenue from continuing operations for the year ended December 31, 2004. For the nine months ended September 30, 2005 the Company incurred a net loss from continuing operations of approximately $962,000, and for the year ended December 31, 2004, the Company incurred a net loss of approximately $5.9 million. The Company had negative cash flows from continuing operating activities of approximately $491,000 for the nine months ended September 30, 2005, and had negative cash flows from operating activities of approximately $980,000 for the year ended December 31, 2004.

As of September 30, 2005, the Company had an accumulated deficit of approximately $19.9 million, negative working capital of $1.2 million, current portion of notes payable of approximately $262,000 and accrued employee wages and taxes of approximately $396,000. The Company expects to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2005, primarily due to our inability to generate revenues sufficient to finance our operations.

The Company's cash resources, limited to borrowings from related parties, sales of equity securities, and proceeds from sale of real estate properties, are not sufficient to cover operating expenses. The Company's low stock price makes raising capital very difficult. The Company's remaining properties are not generating rental income because they are not leased by tenants. As a result, payments to vendors, lenders, and employees have been delayed.

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

4.     Acquisition  of  mining  interests  in  Mexico

In October 2004, the Company entered into a series of agreements to acquire a majority interest in a gold mine operation and mineral leases in Mexico. One of the agreements provided a four-month exclusive option to purchase the mining operations, and $500,000 toward the purchase price was due on April 16, 2005. The Company did not make the required option payment by the due date, and all activities related to acquiring the mining interests in Mexico were curtailed and abandoned in the second quarter of 2005.

In the connection with this transaction, the Company incurred expenses of $24,000, $197,000, and $383,000 during the second quarter of 2005, the first quarter of 2005, and during the fourth quarter of 2004, respectively.

5.     Transactions  with  related  parties

Nexia  Holdings,  Inc.
----------------------

On April 1, 2005, the Company issued a $30,000 note bearing interest at 11.5% to Nexia Holdings, Inc. for cash. The note and accrued interest were due April 22, 2005. On May 11, 2005, the Company issued a $230,000 note bearing interest at 8% to West Jordan Real Estate Holdings, Inc (a subsidiary of Nexia Holdings, Inc.) in exchange for $100,000 in cash and the cancellation of two notes payable and accrued interest to Nexia Holdings, Inc., including the $30,000 note referenced above. This note was forgiven on August 8, 2005 in connection with the Salt Lake Development sale and transaction, as set forth below.

Issuance  of  Stock  to  J.R.  Chapman
--------------------------------------

On May 6, 2005, the Company issued 4,000,000 Series B preferred shares to John Chapman, then President and currently Consultant of the Registrant, as payment for accrued office rent from January 2004 to March 2005. The accrued office rent totaled $97,500 and the Series B preferred shares were valued at $400, resulting in a gain on the settlement of this liability totaling $97,100, which was credited to additional paid-in capital.

On May 6, 2005, a resolution of the Board of Directors of the Registrant authorized the issuance of 430,000,000 restricted common stock to be issued to John Chapman, then president and currently Consultant of the Registrant, for partial payment of salary due to him for services in the sum of $43,000. The issuance was carried out pursuant to Section 4 (2) of the Securities Act of 1933.

Sale  of  Salt  Lake  Properties
--------------------------------

On August 8, 2005, Diversified Financial Resources Corp., a Delaware company, on behalf of it and its subsidiaries (the "Company") entered into a Stock Purchase and Release Agreement, as amended (the "Agreement"), with Diversified Holdings I, Inc., a Nevada corporation, West Jordan Real Estate Holdings, Inc., a Utah corporation and Hudson Consulting Group, Inc., a Nevada corporation (collectively, the "Purchaser"), whereby Diversified Holdings I would acquire the Company's interest in its majority-owned subsidiary, Salt Lake Development Corporation ("SLDC"). SLDC was the owner of a two story building of 15,000 square feet located at 268 West 400 South in Salt Lake City, Utah.

Diversified Financial Resources Corp. had the building on the market for six months prior to the sale on August 8, 2005. Due to its location and its state of repair, there was only limited interest in the building and the Company was unable to complete any sales transactions.

Upon interest from the purchaser, Diversified Financial Resources Corp. thought it was in the best interest of the Company to sell Salt Lake Development Corp. including the mortgage of the building and reducing the Company's overall debt.

In exchange for the interest in SLDC, Purchaser agreed to (1) release the Company from principal and interest owed on promissory notes in the amounts of $230,000 and $150,000, (2) release the company from debts owed to it and its affiliates in the amount of $10,528, (3) will in affect assume the existing mortgage with First Bank of Beverly Hills of approximately $551,000 and (4) pay the Company $20,000 cash. The Company also retained the right to all proceeds and rights of a promissory note in the amount of $116,977 made payable to SLDC or its assignees, arising from the sale or transfer of four condominium units located in the City of Ogden, State of Utah.
Closing  occurred  on  September  28,  2005.

On September 4, 2003, Diversified Financial Resources Corp. entered into a loan agreement with Creative Marketing Group, Inc. Said agreement was secured by a Promissory note in the amount of $58,691 bearing simple interest of 2% per month.

The note was due on September 4, 2004 and remained unpaid until the sale of the note to Diversified Holdings I, Inc. a subsidiary of Nexia Holdings on July 13, 2005.

With Diversified Financial Resources Corp. inability to collect coupled with our marketing effort to sell the note and the interest of Diversified Holdings I, Inc. in the Creative Marketing Note, clearly the only solution to resolve the debt at that time. The sale of the note for approximately one half of its value positioned the Company with the knowledge that they would recover at least a portion of the promissory note rather than the company having an uncollected debt on its books. Diversified Financial Resources Corp. knew after two years of collection efforts that this was in the Company's best interest.

On July 13, 2005, Diversified Financial Resources Corp. assigned the promissory note to Diversified Holdings I, Inc., a subsidiary of Nexia Holdings, Inc. in exchange for a cash payment of $30,000. A gain is reflected on the statement of operations due to the receivable being fully reserved. To the best of Diversified Financial Resources Corp. knowledge the note is still remains unpaid and outstanding.

From  time  to time, Diversified Financial Resources Corp. borrows money from J.
R. Chapman, Consultant to the Registrant, to cover immediate expenses. As of September 30, 2005, the receivable from J. R. Chapman these loans is $3519, while the payable to J.R. Chapman is $51,010.

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

Mr. Chapman, while serving as president, executed the proposed settlement agreement for case number 2:02 CV 1086 (TC) and submitted it to the SEC for approval. The proposed settlement agreement was accepted and filed with the U.S.District Court on April 18, 2005. As required by the final agreement, John Chapman resigned from the Board of Directors and from his positions as President and Chief Executive Officer effective May 6, 2005. Dennis Thompson, a member of the Board of Directors, was named as President and Chief Executive Officer to replace Chapman. The Company filed a Form 8-K dated May 6, 2005 to report these events.

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

On May 10, 2005, the Company, through its subsidiary, Salt Lake Development Corp., entered into an agreement to sell its four condo units located in Ogden, UT for a purchase price of $140,000. These units were located in a building for mixed use which included eighteen condo units on the second floor with vacant retail space on the first floor. Salt Lake Development Corp. lost the building to foreclosure to the former owner Mr. Stacy who in turn, sold the entire property (less the four condo units) to B.I.G. Investment LLC. The building's retail space on the first floor was in disrepair and Diversified Financial Resources Corp. was unable to sell its remaining four units privately until B.I.G. Investment LLC expressed an interest in obtaining the last four units in their building. Diversified Financial Resources Corp. inability to sell the Condos for over six months while on the market and B.I.G. Investment LLC's interest in the units made this transaction desirable for all parties.

There were no appraisals on these four Condo properties and the purchase price was determined by the market analysis of the property along with the purchase price paid per unit by B.I.G. Investment LLC in purchase of the building from the other owner.

From June 30, 2003 up to the sale of date of August 8, 2005, Diversified Financial Resources Corp. had extensive working knowledge of the building, its value and the current leasing rates in the area. These factors coupled with the limited interest in the properties along with Diversified Financial Resources Corp. unwillingness to invest further capital into the four units including obtaining appraisals that would ultimately concur with the fair market value already known to the Company. Therefore, the Company sold the units to B.I.G. Investment LLC. Diversified Financial Resources Corp. believes that based on their knowledge selling the four Condo units is a positive move and beneficial to the Company.

 Of this amount, $7,000 will be paid in cash at the closing, $20,400 is credited back to the buyer for the assumption of certain liabilities and closing costs, and the Company will finance the remaining balance of $112,600 over 30 years at 7.5% interest per annum. The entire unpaid balance of principal and interest is due 24 months from the date of the note. The note is secured by a deed of trust and if the buyer defaults on the note, the four properties will be returned to the Company. The transaction closed on July 22, 2005, consistent with all material aspects of the sale agreement. The carrying value of the condos was zero at June 30, 2005. The Company recorded the gain of $117,000 on the sale of the properties in the third quarter, and the gain is included in discontinued operations. Since the sale of the property to B.I.G. Investment LLC, the promissory payments have been current.

On June 28, 2005, the Company, through its subsidiary, Diversified Holdings XIX, Inc., entered into an agreement to sell its residential property located in Murray, UT for a purchase price of $100,000. The transaction closed on July 27, 2005, and the Company received $94,000 after closing costs. The carrying value of this residential property at June 30, 2005 was $59,800. The Company recorded the gain of $37,000 on the sale of the properties in the third quarter, and the gain is included in discontinued operations.

As reported in its Form 8-K filing dated November 2, 2005, on August 8, 2005, Diversified Financial Resources Corp., a Delaware company, on behalf of it and its subsidiaries (the "Company") entered into a Stock Purchase and Release Agreement, as amended (the "Agreement"), with Diversified Holdings I, Inc., a Nevada corporation, West Jordan Real Estate Holdings, Inc., a Utah corporation and Hudson Consulting Group, Inc., a Nevada corporation (collectively, the "Purchaser"), whereby Diversified Holdings I would acquire the Company's interest in its majority-owned subsidiary, Salt Lake Development Corporation ("SLDC"). SLDC was the owner of a two story building of 15,000 square feet located at 268 West 400 South in Salt Lake City, Utah.

In exchange for the interest in SLDC, Purchaser agreed to (1) release the Company from principal and interest owed on promissory notes in the amounts of $230,000 and $150,000, (2) release the company from debts owed to it and its affiliates in the amount of $10,528, and (3) pay the Company $20,000 cash. The Company also retained the right to all proceeds and rights of a promissory note in the amount of $117,000 made payable to SLDC or its assignees, arising from the sale or transfer of four condominium units located in the City of Ogden, State of Utah. The Company recorded the gain of $630,000 on the sale of the SLDC in the third quarter, and the gain is included in discontinued operations.

On September 29, 2005, the Company, through its subsidiary, Diversified Holdings XIX, Inc., sold a duplex located on South 565 East in Salt Lake City, UT to an unaffiliated purchaser. Proceeds from this sale after closing amounted to $89,000, and the Company recorded the gain of $54,000 on the sale of the property in the third quarter as discontinued operations.

In the sale of Salt Lake Development Corp., the Wichita Development Corp. state tax liability in the amount of $45,638.00 was not assumed by the purchaser and therefore remains outstanding liability.

The following table details selected statement of operations information for the discontinued operations.


                                                Three months ended September 30,    Nine months ended September 30,
                                                ----------------------------------  ---------------------------------
                                                      2005              2004              2005               2004
                                                ----------------  ----------------  ----------------  ----------------
Revenue. . . . . . . . . . . . . . . . . . . .  $             -   $        10,750   $         6,318   $        40,864

General and administrative expenses. . . . . .           59,130             1,496            79,758            53,667
                                                ----------------  ----------------  ----------------  ----------------
Loss from discontinued operations. . . . . . .          (59,130)            9,254           (73,440)          (12,803)

Interest expense . . . . . . . . . . . . . . .          (13,561)          (28,932)          (55,981)          (72,795)
Gain (loss) on sale of property. . . . . . . .          844,074                 -           844,074                 -
                                                ----------------  ----------------  ----------------  ----------------
Net income (loss) from discontinued operations  $       771,383   $       (19,678)  $       714,653   $       (85,598)
                                                ================  ================  ================  ================

The assets and liabilities associated with the real estate operations are included in the Consolidated Balance Sheet. The following table details selected balance sheet information for the real estate operations.


                       September 30, 2005   December 31, 2004
                      -------------------  ------------------
Other assets . . . .  $           206,106  $           61,369
Assets held for sale              170,307             714,846
                      -------------------  ------------------
Total assets . . . .  $           376,413  $          776,215
                      ===================  ==================
Other liabilities. .  $            19,282  $           63,679
Lines of credit. . .              262,015             269,692
Notes payable. . . .                    -             656,846
                      -------------------  ------------------
Total liabilities. .  $           281,297  $          990,217
                      ===================  ==================

8. On July 11, 2005, the Company's Board of Directors approved a 1 for 2,000 reverse common stock split. All common stock amounts and per share information in the accompanying consolidated financial statements have been retroactively adjusted to reflect this reverse common stock split.

9. On June 13, 2005, Diversified Financial Resources Corp. entered into a fee agreement for legal services. Pursuant to this agreement, the company issued 20,000 shares of common stock (when adjusted for the 2,000 to 1 reverse stock split on August 25, 2005) and options to purchase 1,000,000 shares of common stock at an exercise price of $.05 per share. These options expire Dec. 31, 2010.

10.     Recent  accounting  pronouncements

In May 2005, FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20,
Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements ("SFAS 154"). This Statement replaces APB Opinion No. 20 and FASB Statement No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Other significant recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF")), the American Institute of Certified Public Accountants, and the SEC are discussed elsewhere in these notes to the consolidated financial statements. In the opinion of management, significant recent accounting pronouncements did not or will not have a material effect on the consolidated financial statements.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS

As used herein the term "DFRC" or the "Company" refers to Diversified Financial Resources Corporation, its subsidiaries and predecessors, unless indicated otherwise. DFRC was incorporated in the State of Delaware on January 6, 1993, as Vaxcel, Inc. On December 19, 2000, DFRC changed its name to eLocity Networks, Inc. On August 6, 2002, DFRC changed its name to Diversified Financial Resources Corporation. DFRC currently has four organized subsidiary corporations, Diversified Holdings XIX, Inc., International Natural Resources Corp., Wichita Development Corporation, and Wichita Properties, Inc.

On August 8, 2005, Diversified Financial Resources Corp., a Delaware company, on behalf of it and its subsidiaries (the "Company") entered into a Stock Purchase and Release Agreement, as amended (the "Agreement"), with Diversified Holdings I, Inc., a Nevada corporation, West Jordan Real Estate Holdings, Inc., a Utah corporation and Hudson Consulting Group, Inc., a Nevada corporation (collectively, the "Purchaser"), whereby Diversified Holdings I would acquire the Company's interest in its majority-owned subsidiary, Salt Lake Development Corporation ("SLDC"). SLDC was the owner of a two story building of 15,000 square feet located at 268 West 400 South in Salt Lake City, Utah.

In exchange for the interest in SLDC, Purchaser agreed to (1) release the Company from principal and interest owed on promissory notes in the amounts of $230,000 and $150,000, (2) release the company from debts owed to it and its affiliates in the amount of $10,528 and (3) pay the Company $20,000 cash. The Company also retained the right to all proceeds and rights of a promissory note in the amount of $116,977.00 made payable to SLDC or its assigns, arising from the sale or transfer of four condominium units located in the City of Ogden, State of Utah.

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

General
-------

DFRC currently operates as a Real Estate Holdings Company and Natural Resources. DFRC intends to scale back its real estate and other business development investigations or operations and focus on acquiring oil and gas operations and mining operations.


Real  Estate  Investments
-------------------------

The Company is actively pursuing the sale of its remaining real estate properties. As of September 30, 2005, the following properties were sold.

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

As reported in its Form 8-K filing dated November 2, 2005, on August 8, 2005, Diversified Financial Resources Corp., a Delaware company, on behalf of it and its subsidiaries (the "Company") entered into a Stock Purchase and Release Agreement, as amended (the "Agreement"), with Diversified Holdings I, Inc., a Nevada corporation, West Jordan Real Estate Holdings, Inc., a Utah corporation and Hudson Consulting Group, Inc., a Nevada corporation (collectively, the "Purchaser"), whereby Diversified Holdings I would acquire the Company's interest in its majority-owned subsidiary, Salt Lake Development Corporation ("SLDC"). SLDC was the owner of a two story building of 15,000 square feet located at 268 West 400 South in Salt Lake City, Utah.

In exchange for the interest in SLDC, Purchaser agreed to (1) release the Company from principal and interest owed on promissory notes in the amounts of $230,000 and $150,000, (2) release the company from debts owed to it and its affiliates in the amount of $10,528, and (3) pay the Company $20,000 cash. The Company also retained the right to all proceeds and rights of a promissory note in the amount of $117,000 made payable to SLDC or its assigns, arising from the sale or transfer of four condominium units located in the City of Ogden, State of Utah.

On September 29, 2005, the Company, through its subsidiary, Diversified Holdings XIX, Inc., sold a duplex located on South 565 East in Salt Lake City, UT to an unaffiliated purchaser. Proceeds from this sale after closing amounted to $89,000.

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

Oil  and  gas  interests. On  September 30,  2005,  the  Company entered into an
-------------------------
Investment Agreement with Sigma Energy and Exploration, whereby the Company invested $40,000.00 in an interest in Shannon GG Lease Wells 2 & 3. Pursuant to this Agreement, after certain exploration activities, Sigma will assign the Company an undivided 5.3333/32nds (11.359% net) interest in the wells, which includes a 68% net revenue interest in the property. No assignments will be given for dry holes. This investment and the sale of the Company's properties over the last two quarters reflects the Company's revised business plan, which includes moving from a real estate holding company to oil and gas investments.

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

Continuing  operations
----------------------

During the three months ended September 30, 2005 and 2004, the Company had no revenues from continuing operations. During the nine months ended September 30, 2005, the Company had no revenues from continuing operations compared to $13,000 for the 2004 period. The Company is selling its real estate holdings and investing in oil and gas properties, and revenues from continuing operations have yet to be established.

During the three months ended September 30, 2005, the Company's general and administrative expenses were $112,000, representing a $939,000 decrease from the same period in 2004, when general and administrative expenses were $1.1 million. In 2005, and especially in the second quarter, the Company reduced its use of consultants and trimmed its work force. These actions significantly reduced general and administrative expense, and account for $298,000 of the decrease in general and administrative expense for the quarter. The Company also expensed $300,000 and $305,000 in the 2004 period for Director's fees and the SEC settlement, respectively, and the Company did not incur these expenses in the 2005 period which accounts for the remainder of the decrease in general and administrative expense for the 2005 period.

During the nine months ended September 30, 2005, the Company's general and administrative expenses were $752,000, representing a $3.5 million decrease from the same period in 2004, when general and administrative expenses were $4.3 million. In the first quarter of 2004, the Company issued 30,000,000 million restricted common shares to John Chapman for services rendered, and recorded $2.4 million of expense. There was no such stock compensation in the current period. The reduction in the work force accounts for $610,000 of the decrease in general and administrative expense for the 2005 period compared to the 2004 period. The Director's fees were $21,000 for the 2005 period, compared to $300,000 for the 2004 period, resulting in a $279,000 decrease in general and administrative expense for the 2005 period. The Company recorded $26,000 related to the SEC settlement in the 2005 period, compared to $305,000 in the 2004 period, resulting in a $279,000 decrease in general and administrative expense for the 2005 period.

During the three months ended September 30, 2005, the Company did not incur any expenses related to the mining activity in Mexico. During the nine months ended September 30, 2005, the Company incurred expenses related to the mining activity in Mexico totaling $197,000. The Company began incurring expenses related to the mining activity in Mexico during the fourth quarter of 2004. All activities related to acquiring mining interests in Mexico were curtailed and abandoned during the second quarter of 2005 when the Company was not able to make the $500,000 payment required pursuant to the agreements.

During the three months ended September 30, 2005, the Company's net loss from continuing operations was $84,000, representing a $1.0 million improvement from the same period in 2004, when the net loss from continuing operations was $1.1 million. During the nine months ended September 30, 2005, the Company's net loss from continuing operations was $962,000, representing a $3.5 million improvement from the same period in 2004, when the net loss from continuing operations was $4.5 million. The net loss from continuing operations in the 2004 periods included the loss on the trustee sale of a commercial building of $273,000. The improvement in the 2005 net loss from continuing operations for both periods, excluding the loss on property sale, comes from lower general and administrative expenses, which were offset by the increase in expenses related to the mining activity in Mexico.

Discontinued  operations
------------------------

The net income from discontinued operations during the three months ended September, 30, 2005 was $771,000, compared to a net loss from discontinued operations of $20,000 for the 2004 period. The net income from discontinued operations during the nine months ended September 30, 2005 was $715,000, compared to a net loss from discontinued operations of $86,000 for the 2004 period. The Company sold its Salt Lake Development subsidiary, and three of its residential properties during the three months ended September 30, 2005, and recorded a gain of $844,000 on these sales. The Company has two more residential properties that are for sale.

Liquidity  and  Capital  Resources
----------------------------------

As of September 30, 2005, the Company had current assets of $114,000 compared to current assets of $431,000 as of December 31, 2004. During the nine months ended September 30, 2005, we collected the receivables from employees of $141,000, collected the receivable from Finance 500 of $27,000, redeemed our money market funds of $55,000, and used existing cash balances and proceeds from the sale of properties to help fund operations during the period.

We had a working capital deficit of $1.2 million as of September 30, 2005, compared to a working capital deficit of $1.8 million as of December 31, 2004. The working capital deficit improved primarily because the mortgage on the office building owned by the Salt Lake Development subsidiary was included in the sale of that company. The lines of credit are classified as current liabilities at September 30, 2005 and December 31, 2004, due to our inability to make timely monthly payments.

Total stockholders' deficit was $926,000 as of September 30, 2005, compared to $1.1 million as of December 31, 2004, and the improvement is the net effect of the current loss from operations and the gain on the sale of the properties in discontinued operations.

Net cash flows used by continuing operating activities were $491,000 for the nine months ended September 30, 2005, compared to $829,000 for the same period in 2004. The decrease in cash flows used by continuing operating activities in the current period relates to our limited use of consultants and work force reduction and our attempt to control all costs.

Net cash flows provided by continuing investing activities were $39,000 for the nine months ended September 30, 2005, compared to net cash flows used for continuing investing activities of $5,000 for the same period in 2004. The increase of net cash flows provided by continuing investing activities relates primarily to our liquidation of money funds, which we used to fund operations in 2005.

Net cash flows provided by continuing financing activities were $123,000 for the nine months ended September 30, 2005, compared to net cash flows provided by continuing financing activities of $876,000 for the same period in 2004. We had more option activity in 2004 than in 2005, resulting in decreased cash flows in the current period.

Due to our debt service on the remaining real estate holdings and anticipated expenses related to other operating activities, we may experience cash flow shortages throughout 2005. We plan to raise additional funds through the sale of common stock or issuance of debt to fund such shortages. Our ability to raise additional funds in the future is uncertain, and we may be forced to curtail certain activities if we are not successful in raising additional funds.

Ability  to  continue  as  a  going  concern
--------------------------------------------

Our ability to continue as a going concern is in doubt. We incurred a loss from continuing operations of approximately $962,000 for the nine months ended September 30, 2005; had an accumulated deficit of approximately $19.9 million at September 30, 2005; and had a stockholders' deficit of approximately $926,000 at September 30, 2005.

To date, we financed operations primarily through the issuance of common stock, and more recently through the proceeds from the sale of certain real estate properties. The common stock issuances were made either pursuant to the exercise of stock options or the issuance of stock for services.

We will need to substantially increase operating income, and raise significant additional capital to continue as a going concern. There is no assurance that we will be able to increase operating income or raise additional capital in order to continue as a going concern over the next 12 months. See Note 2 to the financial statements.

Other
-----

On June 13, 2005, Diversified Financial Resources Corp. entered into a fee agreement for legal services. Pursuant to this agreement, the company issued 20,000 shares of common stock (when adjusted for the 2,000 to 1 reverse stock split on August 25, 2005) and options to purchase 1,000,000 shares of common stock at an exercise price of $.05 per share. These options expire Dec. 31, 2010.

ITEM  3.     CONTROLS  AND  PROCEDURES

The Company's president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of September 30, 2005) that the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e)) under the Securities Exchange Act of 1934) are effective. No significant changes were made in the Company's internal controls over financial reporting or in other factors that could significantly affect those controls in the last fiscal quarter that have materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting. Due to the Certifying Officer's dual role as chief executive officer and chief financial officer, the Company has no segregation of duties related to internal controls.

PART  II.     OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS

Since the filing of DFRC's 10-KSB/A for the period ended December 31, 2004, no material changes have occurred to the legal proceedings reported therein, except as reported herein below. For more information please see DFRC's Form 10-KSB/A for the year ended December 31, 2004, filed November 15, 2005.

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

John Chapman, the Company's former president, was named as a respondent in a complaint filed by the Securities and Exchange Commission ("SEC"). The civil suit, SEC v. Allen Z. Wolfson, et. al., case number 2:02 CV 1086 (TC), was filed in the United States District Court for the District of Utah. The complaint alleges that Mr. Chapman while the Company's president, took actions in 2003 to manipulate the price of the Company's stock in the marketplace. Settlement of this matter as agreed upon between the SEC, the Company and Mr. Chapman holds Mr. Chapman, formerly the president of the Company, liable for disgorgement of $64.714, representing profits gained as a result of the conduct alleged in the complaint, plus interest in the amount of $16,785 and a civil penalty of $120,000, payable in installments over a one year term. Additionally, the settlement bars Mr. Chapman from participating in the issuance of any penny stock.

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

ITEM  2.     UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS

On June 13, 2005, Diversified Financial Resources Corp. entered into a fee agreement for legal services. Pursuant to this agreement, the company issued 20,000 shares of common stock (when adjusted for the 2,000 to 1 reverse stock split on August 25, 2005) from its stock plan and options to purchase 1,000,000 shares of common stock at an exercise price of $.05 per share. These options expire Dec. 31, 2010. This issuance was pursuant to Section 4(2) of the Act and/or Regulation D.

ITEM  3.     DEFAULTS  UPON  SENIOR  SECURITIES

None.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None.

ITEM  5.     OTHER  INFORMATION

On July 11, 2005, majority shareholders of the Company took action by written consent to implement a 2000 to 1 reverse split of the Company's common stock. The Company filed a definitive Schedule 14C reporting the action on August 3, 2005. The reverse split was effective on August 24, 2005.

On August 8, 2005, Diversified Financial Resources Corp., a Delaware company, on behalf of it and its subsidiaries (the "Company") entered into a Stock Purchase and Release Agreement, as amended (the "Agreement"), with Diversified Holdings I, Inc., a Nevada corporation, West Jordan Real Estate Holdings, Inc., a Utah corporation and Hudson Consulting Group, Inc., a Nevada corporation (collectively, the "Purchaser"), whereby Diversified Holdings I would acquire the Company's interest in its majority-owned subsidiary, Salt Lake Development Corporation ("SLDC"). SLDC was the owner of a two story building of 15,000 square feet located at 268 West 400 South in Salt Lake City, Utah.

In exchange for the interest in SLDC, Purchaser agreed to (1) release the Company from principal and interest owed on promissory notes in the amounts of $230,000 and $150,000, (2) release the company from debts owed to it and its affiliates in the amount of $10,528, and (3) pay the Company $20,000 cash. The Company also retained the right to all proceeds and rights of a promissory note in the amount of $116,977.00 made payable to SLDC or its assignees, arising from the sale or transfer of four condominium units located in the City of Ogden, State of Utah.

On September 29, 2005, the Company, through its subsidiary, Diversified Holdings XIX, Inc., sold a duplex located on South 565 East in Salt Lake City, UT to an unaffiliated purchaser. Proceeds from this sale after closing amounted to $88,744.22.

On  September  30,  2005,  the Company entered into an Investment Agreement with
Sigma Energy and Exploration, whereby the Company invested $40,000.00 in an interest in Shannon GG Lease Wells 2 & 3. Pursuant to this Agreement, after certain exploration activities, Sigma will assign the Company an undivided 5.3333/32nds (11.359% net) interest in the wells, which includes a 68% net revenue interest in the property. No assignments will be given for dry holes. This investment and the sale of the Company's properties over the last two quarters reflects the Company's revised business plan, which includes moving from a real estate holding company to oil and gas investments.

ITEM  6.     EXHIBITS

Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits of this Form 10-QSB, and are incorporated herein by this reference.

                                INDEX OF EXHIBITS
Exhibit
No.                     Description


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

3(i)f          *     Certificate  of  Designation  of  Series  A Preferred Stock
(incorporated herein by reference from Exhibit 3(i)(f) of DFRC's Form 10-QSB for the six months ended June 30, 2005, as amended, filed November 15, 2005).

3(i)g          *     Certificate  of  Determination  of Series B Preferred Stock
(incorporated  herein  by reference from Schedule 14C filed September 22, 2004).

3(i)(h)       *     Amendment  to  Certificate of Incorporation implementing the
2000 to 1 reverse stock split (incorporated herein by reference from Schedule 14(c) filed August 3, 2005.)

3(ii)          *     Bylaws  of  DFRC,  as  amended  (incorporated  herein  by
reference from Exhibit 3(ii) of DFRC's Form 10-KSB for the year ended December 31, 1995).


10.1          *     Employment  Agreement  with  Dennis  Thompson  (incorporated herein  by  reference  from  DFRC's  Form  8-K  dated  May  6,  2005)

10.2          *     Consulting  Agreement  with  John  R.  Chapman (incorporated herein  by  reference  from  DFRC's  Form  8-K  dated  May  6,  2005)

10.3         *     Promissory  Note  with  West  Jordan  Real  Estate
(incorporated herein by reference from Exhibit 10(3) of DFRC's Form 10-QSB for the six months ended June 30, 2005, as amended, filed November 15, 2005).

10.4          *     Stock  Purchase  and  Release  Agreement  with  Diversified
Holdings  I,  Inc. and affiliates (incorporated herein by reference from Exhibit
10.1  of  DFRC's  Form  8-K  filed  November  2,  2005).

10.5          *     Amendment  to  Stock  Purchase  and  Release  Agreement with
Diversified Holdings I, Inc. and affiliates (incorporated herein by reference from Exhibit 10.2 of DFRC's Form 8-K filed November 2, 2005)

10.6          *     Investment  Agreement  with  Sigma  Energy  &  Exploration
(incorporated herein by reference from Exhibit 10.3 of DFRC's Form 8-K filed November 2, 2005)

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


Diversified  Financial  Resources  Corporation
Date:  December  20,  2005

/s/  Dennis  Thompson
---------------------
Dennis  Thompson,  President  and  Director