Form 10KSB/A
period 2004-12-31
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2006-03-13
CIK 1029802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 3

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

        Common Stock, no Par Value - 3,146,000 shares as of December 31, 2004.
                        As of April 13, 2005, - 4,481,597,981
  As of February 23, 2005, after the 2000 for 1 reverse split effective August
                                    25, 2005 - 2,381,323

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

The aggregate market value of the registrant's common stock, no par value (the only class of voting stock), held by non-affiliates was approximately $474,453 based on the average closing bid and asked prices for the Common Stock on April 13, 2005 of $0.0001 per share. The aggregate market value of the registrant's common stock, no par value (the only class of voting stock), held by non-affiliates was approximately $184,430 based on the average closing bid and asked prices for the Common Stock on February 23, 2006 of $0.10 per share.

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

ITEM  8A. CONTROLS  AND  PROCEDURES                                           49

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS,  PROMOTERS  AND
          CONTROL PERSONS; COMPLIANCE  WITH  SECTION  16(A)  OF
          THE  EXCHANGE  ACT                                                  49

ITEM  10.  EXECUTIVE  COMPENSATION                                            50

ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT     51

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS                 52

ITEM  13.  EXHIBITS,  LIST  AND  REPORTS  ON  FORM  8-K                       52

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES                         53

SIGNATURES                                                                    54

                                     PART I.

ITEM  1.     DESCRIPTION  OF  BUSINESS

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

REGIONAL  GEOLOGY
-----------------

Los Llanitos Mining District is situated on the western flank of the Sierra Madre Occidental volcanic province. The volcanic province is aligned along a northwest-southeast axis and extends nearly 1,200 kilometers in length by 200 to 300 kilometers in width. Two largely co-extensive igneous sequences, the Upper and Lower Volcanic Series (Wisser, 1966) make up the volcanic province. The project is located in the Barranca (canyon) sub-province of the Sierra Madre Occidental volcanic province (Plate 2, Exhibit 99(cxvii)). The Barrancas sub-province shows youthful topography. Remnants of flat ground on the highest interstream divides prove the former extension westward of the mature surface still exposed on the plateau to the east. These divides are separated by youthful steep-sided canyons, the greatest of which reach depths of 2,000 meters.

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


PERIOD                                                BID PRICES
                                                  HIGH         LOW
Quarter Ended December 31, 2004-Post reverse   $      0.03   $0.0002
Fourth Quarter-pre reverse split (2)                0.0002    0.0001
Quarter Ended September 31, 2004                    0.0015    0.0001
Quarter Ended June 30, 2004                         0.0089    0.0007
Quarter Ended March 31, 2004                          0.17     0.005


Quarter Ended December 31, 2003                       1.01      0.16
Quarter Ended September 30, 2003                      2.70      1.01
Quarter Ended June 30, 2003                           1.75      1.50
Quarter Ended March 31, 2003                        2.50(1)     0.01


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

RESULTS  OF  OPERATIONS

REVENUES
--------

DFRC had revenues of $61,082 for the year ended December 31, 2004, compared to revenues of $64,967 for 2003. DFRC's expenses and impairment losses were $5,531,341 for the year ended December 31, 2004, an increase from $1,731,862 for 2003. Accordingly, DFRC suffered a net loss for the year ended 2004 in the amount of $5,927,969 as compared to a net loss in the year 2003 of $2,020,908.

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

As a result of the increased compensation to employees in 2004, payroll tax expense increased $158,000 over 2003. We do no expect payroll tax expense to continue t this level in the future.

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

Additionally, the Company incurred $382,789 in expenses related to the Mexican mining concession during the year ended December 31, 2004, including the payment of $300,000 to preserve the exclusive four month option period provided by the letter of intent to acquire the mining concessions and there were no such expenses during the similar period for 2003. The Company recorded an impairment loss of $1,000,000 during the year ended December 31, 2003 to write off the goodwill recorded in the purchase of Wichita Development Corporation and there was no such charge during the similar period for 2004. The loss from operations for the Company increased to $5,470,259 for the year ended December 31, 2004, from $1,666,895 for the year ended December 31, 2003.

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

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   -------------------------------------------

                          INDEX TO FINANCIAL STATEMENTS


                                                         Page
                                                         ----

Independent  Auditors'  Report                           F-2

Independent  Auditors'  Report                           F-3

Consolidated  Balance  Sheets                            F-4

Consolidated  Statements  of  Operations                 F-5

Consolidated  Statements  of  Stockholders'  Deficit     F-6

Consolidated  Statements  of  Cash  Flows                F-8

Notes  to  Consolidated  Financial  Statements           F-9

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

Mendoza  Berger  &  Company,  LLP

/s/  Mendoza  Berger  &  Company,  LLP
Irvine,  California
April  16,  2005,  except  for  Note  10  and  18
which  are  dated  February  27,  2006

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To  the  Stockholders'  and
Board  of  Directors  of
Diversified  Financial  Resources  Corporation

We have audited the accompanying consolidated balance sheet of Diversified Financial Resources Corporation, as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diversified Financial Resources Corporation, as of December 31, 2003 and the results of its operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18 to the consolidated financial statements, an error resulting in an understatement of previously reported liabilities and an understatement of net loss was discovered by management of the Company. Accordingly, the 2003 consolidated financial statements have been restated to correct the error.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred a loss and has a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



JONES  SIMKINS,  P.C.
Logan,  Utah
April  2,  2004,  except  for  Note  18  which  is  dated  February  27,  2006



                     DIVERSIFIED FINANCIAL RESOURCES CORP.
                          CONSOLIDATED BALANCE SHEETS


                                              DECEMBER 31,   DECEMBER 31,
                                                  2004           2003
                                                RESTATED       RESTATED
                                             -------------  -------------
ASSETS
Current assets:
Cash and cash equivalents                    $    135,754   $      8,006
Money market funds                                 55,252              -
Receivable from Finance 500                        26,849              -
Investments, available for sale, net                1,052         19,548
Receivables                                         3,571         91,952
Receivables from employees                        141,342              -
Receivable - JR Chapman                            13,264              -
Prepaid expenses                                   44,933              -
Deposits                                            9,174         12,215
                                             -------------  -------------
Total current assets                              431,191        131,721

Property and equipment, net                       718,346      1,332,338
                                             -------------  -------------
Total assets                                 $  1,149,537   $  1,464,059
                                             =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                             $    100,481   $     93,629
Accrued payroll and taxes                         284,885              -
Accrued expenses                                  265,362         48,268
Litigation settlement payable                     296,499              -
Lines-of-credit                                   269,692              -
Notes payable - related parties                   323,517        210,245
Current portion of notes payable                  716,846        833,424
                                             -------------  -------------
Total current liabilities                       2,257,282      1,185,566
Lines-of-credit                                         -        260,950
Notes payable                                           -        107,637
Purchase price payable                          1,000,000      1,000,000
                                             -------------  -------------
Total liabilities                               3,257,282      2,554,153

Commitments and contingencies                           -              -

Stockholders' deficit
Preferred stock; $.001 par value,
200,000,000 and 2,000,000 shares
authorized at December 31, 2004
and 2003, respectively; 13,150
shares issued and outstanding at
December 31, 2004 and 2003                             13             13

Common stock; no par value;
10,000,000,000 and 200,000,000
shares authorized at December 31,
2004 and 2003, respectively;
2,081,599,872 and 11,208 shares
issued and outstanding as of
December 31, 2004 and 2003, respectively       18,490,075     13,561,261

Additional paid-in capital                        131,487        131,487
Accumulated other comprehensive loss              (63,949)       (45,453)
Accumulated deficit                           (20,665,371)   (14,737,402)
                                             -------------  -------------
Total stockholders' deficit                    (2,107,745)    (1,090,094)
                                             -------------  -------------
Total liabilities and stockholders' deficit  $  1,149,537   $  1,464,059
                                             =============  =============

See  accompanying  notes  to  financial  statements.


DIVERSIFIED FINANCIAL RESOURCES CORP.
STATEMENT OF OPERATIONS

                                                Year ended December 31,
                                             ----------------------------
                                                  2004           2003
                                             -------------  -------------
                                                               Restated

Revenue                                      $     61,082   $     64,967
General and administrative expenses             5,080,685        709,260
Mining exploration expenses                       382,789              -
Impairment loss                                    67,867      1,022,602
                                             -------------  -------------
Loss from operations                           (5,470,259)    (1,666,895)

Gain on sale of securities                            289          2,405
Interest expense                                 (150,822)       (59,370)
Loss on sale of property                         (272,966)      (339,697)
                                             -------------  -------------
Net loss before equity interest in
minority net income (loss) and
provision for income taxes                     (5,893,758)    (2,063,557)

Provision for income taxes                              -              -
                                             -------------  -------------
Loss before equity interest
in minority income (loss)                      (5,893,758)    (2,063,557)

Loss before interest in net
loss of subsidiaries                              (34,211)        42,649
                                             -------------  -------------
Net loss                                     $ (5,927,969)  $ (2,020,908)
                                             =============  =============
Net loss per share - basic and diluted       $      (0.06)  $    (264.27)
                                             =============  =============
Weighted average number of common
shares outstanding - basic and diluted         99,969,473          7,647
                                             =============  =============

See accompanying notes to financial statements.

                     DIVERSIFIED FINANCIAL RESOURCES CORP.
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
               Years ended December 31, 2004 and 2003 (Restated)
                                  Page 1 of 2
                                                    Preferred Stock                 Common Stock
                                             ----------------------------  ----------------------------
                                                 Shares         Amount         Shares         Amount
                                             -------------  -------------  -------------  -------------
Balances at December 31, 2002                           -   $          -            616   $ 12,747,289

Issuance of preferred stock for services           13,150             13              -              -

Issuance of common stock for:
     Cash                                               -              -          3,044        539,804
     Services                                           -              -            400         50,000
     Acquisition of subsidiaries                        -              -          7,148        224,168

Comprehensive loss:
Net loss, as restated                                   -              -              -              -
Other comprehensive loss on investments,
available for sale                                      -              -              -              -
                                             -------------  -------------  -------------  -------------
Balances at December 31, 2003, restated            13,150             13         11,208     13,561,261

Issuance of common stock for:
     Cash, receivables, compensation,
     and construction costs                             -              -    252,446,500      1,732,063
     Services                                           -              -   1,704,352,770     3,062,587
     Other - accounts payable and MTC agreement         -              -    124,789,394        134,164

Comprehensive loss:
Net loss, as restated                                   -              -              -              -
Other comprehensive loss on investments,
available for sale                                      -              -              -              -
                                             -------------  -------------  -------------  -------------
Balances at December 31, 2004, restated            13,150   $         13   2,081,599,872  $ 18,490,075


See accompanying notes to financial statements.


                     DIVERSIFIED FINANCIAL RESOURCES CORP.
                      STATEMENTS OF STOCKHOLDERS' DEFICIT
               Years ended December 31, 2004 and 2003 (Restated)
                                  Page 2 of 2
                                               Additional        Other
                                                paid-in     Comprehensive   Accumulated
                                                capital          Loss         Deficit         Total
                                             -------------  -------------  -------------  -------------
Balances at December 31, 2002                $          -   $          -   $(12,716,494)        30,795

Issuance of preferred stock for services          131,487              -              -        131,500

Issuance of common stock for:
Cash                                                    -              -              -        539,804
Services                                                -              -              -         50,000
Acquisition of subsidiaries                             -              -              -        224,168

Comprehensive loss:
Net loss, as restated                                   -              -     (2,020,908)    (2,020,908)
Other comprehensive loss on investments,
available for sale                                      -        (45,453)             -        (45,453)
                                             -------------  -------------  -------------  -------------
Balances at December 31, 2003, restated           131,487        (45,453)   (14,737,402)    (1,090,094)

Issuance of common stock for:

     Cash, receivables, compensation,
     and construction costs                             -              -              -       1,732,063
     Services                                           -              -              -       3,062,587
     Other - accounts payable
     and MTC agreement                                  -              -              -        134,164

Comprehensive loss:
Net loss                                                -              -     (5,927,969)    (5,927,969)
Other comprehensive loss on investments,
available for sale                                      -        (18,496)             -        (18,496)
                                             -------------  -------------  -------------  -------------
Balances at December 31, 2004, restated      $    131,487   $    (63,949)  $(20,665,371)   ($2,107,745)
                                             =============  =============  =============  =============

See accompanying notes to financial statements.

                     DIVERSIFIED FINANCIAL RESOURCES CORP.
                              CASH FLOW STATEMENT


Year ended December 31,
                                                  2004           2003
                                             -------------  -------------
                                                              Restated
Cash flows from operating activities:
Net loss                                     $ (5,927,969)  $ (2,020,908)

Adjustments to reconcile net loss to
net cash used in operating activities:
Stock compensation expense                      3,473,816        181,500
Reserve for receivables                            58,691              -
Write-off of receivables                            1,040              -
Depreciation                                       23,804         28,174
Gain on sale of investments,
available-for-sale                                   (289)        (2,405)
Loss on foreclosure of property                   272,966        339,697
Loss on impairment of assets                       67,867      1,022,602
Minority interest                                   7,800        (91,943)

Changes in assets and liabilities:
Receivables                                       (11,463)             -
Prepaid expenses                                     (691)             -
Deposits                                            9,674        (12,215)
Accounts payable                                  133,216         26,587
Accrued payroll & taxes                           284,885              -
Accrued expenses                                  217,094         48,268
Related party payables                            113,272         13,797
Litigation settlement payable                     296,499              -
                                             -------------  -------------
Net cash used in operating activities            (979,788)      (466,846)

Cash flow from investing activities
Purchase of money funds                           (55,252)             -
Increase in notes receivable                            -        (90,437)
Purchase of fixed equipment                        (4,121)             -
Net cash received in acquisitions                       -         20,451
Proceeds from sale of investments,
available-for-sale, net                               289          2,173
                                             -------------  -------------
Net cash (used in) provided by
investing activities                              (59,084)       (67,813)

Cash flows from financing activities
Increase (decrease) in lines-of-credit              8,742         (1,847)
Principal payments on notes payable               (15,763)        (1,501)
Proceeds from issuance of notes payable            60,000          4,469
Issuance of common stock                        1,113,641        539,804
                                             -------------  -------------
Net cash provided by financing activities       1,166,620        540,925
                                             -------------  -------------
Net increase (decrease) in cash                   127,748          6,266

Cash and cash equivalents at
beginning of year                                   8,006          1,740
                                             -------------  -------------
Cash and cash equivalents at end of year     $    135,754   $      8,006
                                             =============  =============

See accompanying notes to financial statements.

                          NOTES TO FINANCIAL STATEMENTS

Note  1  -  Basis of Presentation, Current Operating Environment and Significant
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

Going  Concern
--------------

For the years ended December 31, 2004 and 2003, the Company generated revenues of $61,000 and $65,000, respectively, incurred net losses of $5.9 million and $2.0 million, respectively, and had negative cash flows from operating activities of $980,000 and $467,000, respectively. As of December 31, 2004, the company had an accumulated deficit of $20.7 million, negative working capital of $1.8 million, current portion of notes payable of $717,000 and accrued employee wages and taxes of $285,000. The Company expects to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2005, primarily due to our inability to generate revenues sufficient to finance our operations.

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


                                                Years ended December 31,
                                             ----------------------------
                                                  2004           2003
                                             -------------  -------------
Net loss applicable to common
stockholders, as reported                   $  (5,927,969)  $ (2,020,908)

Add: total stock-based employee
Compensation                                   (1,881,000)             -
                                             -------------  -------------
Pro-forma net loss                          $  (7,808,969)  $ (2,020,908)
                                            ==============  =============
Basic and diluted net loss per share
applicable to common stockholders, as
Reported                                    $       (0.06)  $    (264.27)

Effect of stock-based compensation
expense per share                                   (0.02)             -
                                             -------------  -------------
Pro forma net loss available to common
stockholders per share (basic and diluted)  $       (0.08)  $    (264.27)
                                            ==============  =============


The Black Scholes option-pricing model was used in the fair value method with the following assumptions:

                                                Years ended December 31,
                                             ----------------------------
                                                  2004           2003
                                             -------------  -------------

Risk-free interest rate                              1.41        n/a
Dividend yield                                          -        n/a
Volatility factor                                    2027%       n/a
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
-----------------------

Investments,  classified  as  available-for-sale,  consist  of  the  following:

                                                      December 31,
                                             ----------------------------
                                                  2004           2003
                                             -------------  -------------

Investments,  at  cost                       $     65,001   $     65,001
Unrealized  holding  loss                         (63,949)       (45,453)
                                             -------------  -------------
Investments,  at  fair  value                $      1,052   $     19,548
                                             =============  =============

Changes in the unrealized holding loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

                                                      December 31,
                                             ----------------------------
                                                  2004           2003
                                             -------------  -------------

Balance  at  beginning  of  year             $    (45,453)  $          -
Unrealized  holding  loss                         (18,496)       (45,453)
                                             -------------  -------------
Balance  at  end  of  year                   $    (63,949)  $    (45,453)
                                             =============  =============

                                     F - 13

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
-----------------------------

Notes  receivable  consist  of  the  following:

                                                      December 31,
                                             ----------------------------
                                                  2004           2003
                                             -------------  -------------

Note  receivable from Creative Marketing
Group, Inc., bearing interest at 2% and
due  on  September  4,  2004                 $          -   $     56,891

Note  receivable  from  Valley Air,
Inc., non-interest bearing and due
on demand                                               -         26,300

Notes  receivable from unrelated parties,
non-interest bearing and due on demand              3,571          8,761
                                             -------------  -------------
                                             $      3,571   $     91,952
                                             =============  =============


Note  5  -  Property  and  Equipment
------------------------------------

Property  and  equipment  consists  of  the  following:


                                                      December 31,
                                             ----------------------------
                                                  2004           2003
                                             -------------  -------------

Land                                         $    176,100   $    276,100
Building  and
improvements                                      735,128      1,206,627
Equipment                                           4,121              -
                                             -------------  -------------
                                                  915,349      1,482,727
Less  accumulated
 depreciation                                    (129,136)      (150,389)
Less  SFAS  144  write-down                       (67,867)             -
                                             -------------  -------------
                                             $    718,346   $  1,332,338
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

Note  8  -  Notes  Payable  -  Related  Parties
-----------------------------------------------

Notes  payable  -  related  parties  consists  of  the  following:


                                                      December 31,
                                             ----------------------------
                                                  2004           2003
                                             -------------  -------------

Note  payable  to  Nexia,  non-interest
bearing, due on demand                       $    150,000   $    150,000

Note  payable  to  Nexia,  non-interest
bearing, due on demand                             13,894          4,469

Note  payable  to  Nexia,  payable in
monthly installments of $31,250, including
interest  at  115%,  all  due  on or before
April 17, 2005                                    100,000              -

Payable  to  John  Chapman,  non-interest
bearing, due on demand                             59,623         55,776
                                             -------------  -------------
                                             $    323,517   $    210,245
                                             =============  =============

Note  9  -  Notes  Payable
--------------------------

Notes  payable  consist  of  the  following:

                                                      December 31,
                                             ----------------------------
                                                  2004           2003
                                             -------------  -------------

Note  payable  to  First  Bank of
Beverly Hills, secured by real estate,
payable monthly  installments of $5,341,
including interest at 7.7%.  The note
went into default subsequent to
December 31, 2004.                           $    557,653   $    563,872


Note  payable  to  Interbay  Funding,  LLC,
secured  by real estate, payable in monthly
installments of $2,689, including interest
at 10.97%.                                              -        268,452

Note  payable  to  IndyMac  Bank,  secured
by  real  estate, payable in monthly
installments of $851 including interest
at 8.5%.                                           99,193        108,737

Note  payable  to  Alexander  &  Wade,
due 2005, total interest on obligation is
$20,000.                                           60,000              -
                                             -------------  -------------

Total notes payable                               716,846        941,061
Less current portion                             (716,846)      (833,424)

Long-term portion                            $          -   $    107,637
                                             =============  =============

Note  10  -  Purchase  Price  Payable
-------------------------------------

As part of the acquisition of Wichita Development Corporation in June 2003, the Company issued 1,148,251 shares of common stock, and guaranteed the resale value, such that within 36 months of the acquisition, the Company would issue sufficient additional shares so that the total value at liquidation of all shares issued would be $1,000,000. As of December 31, 2004, none of the shares had been liquidated, the value of the issued shares is negligible, and the Company is obligated to issue shares with a guaranteed value of $1,000,000 by June 2006.

Note  11  -  Preferred  Stock
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

Note  12  -  Common  Stock
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

The Board of Directors authorized the issuance of 1.6 billion shares of common stock from January 1, 2005 through March 24, 2005 pursuant to the 2005 Benefit Plan of Diversified Financial Resources Corp. discussed in Note 13.

Note  13  -  Common  Stock  Options
-----------------------------------

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

A  summary  of  option  activity  is  presented  below:


                                                           Weighted Average
                                                 Shares     Exercise Price
                                             -------------  -------------
Outstanding  as  of  December  31.  2002                -   $          -
Granted                                                 -   $          -
Exercised                                               -   $          -
Cancelled                                               -   $          -
                                             -------------  -------------

Outstanding  as  of  December  31.  2003                -   $          -
Granted                                     3,564,060,000   $     0.0005
Exercised                                  (3,564,060,000)  $     0.0005
Cancelled                                               -   $          -
                                             -------------  -------------
Outstanding as of December 31, 2004                     -        n/a
                                             =============  =============

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

Note  14  -  Income  Taxes
--------------------------

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:



                                                Year Ended  December 31,
                                             ----------------------------
                                                  2004           2003
                                             -------------  -------------
Income tax benefit at statutory rate         $ (1,548,818)  $   (345,000)
Change in valuation allowance                   1,548,818        345,000
                                             -------------  -------------
                                             $          -   $          -
                                             =============  =============

Deferred  tax  assets  are  as  follows  at  December  31,  2004:


                                                Year Ended  December 31,
                                             ----------------------------
Net operating loss carryforwards             $  1,904,938   $    394,000
Valuation allowance                            (1,904,938)      (394,000)
                                             -------------  -------------
                                             $          -   $          -
                                             =============  =============

The Company has a net operating loss carryforwards of approximately $6,200,000 which begins to expire in the year 2022. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note  15  -  Related  Party  Transactions
-----------------------------------------

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

Note  16  -  Supplemental  Cash  Flow  Information
--------------------------------------------------

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

During  the  year  ended  December  31,  2003:

* The Company acquired approximately 83% of the common stock of Wichita Development Corporation. The Company recorded net assets from the acquisition as follows:

                               Marketable securities           $         64,769
                               Receivables, net                           1,515
                               Property and equipment, net            1,873,230
                               Accounts payable                         (73,370)
                               Notes payable                         (1,571,384)
                               Minority interest                        (91,943)
                                                               -----------------
                                                                        202,817
                               Less common stock issued                (218,168)
                                                               -----------------
                               Net cash received              $          15,351
                                                               =================


As discussed in Note 18 below, the Company restated the 2003 financial statements related to this transaction to record an impairment loss of $1,000,000 and to establish a purchase price payable liability of $1,000,000. The purchase price payable represents the Company's guaranteed liquidation value of the stock issued in the transaction.

* The Company acquired 100% of the common stock of MT&C. The Company recorded net assets from the acquisition as follows:


                               Goodwill                        $         22,602
                               Related  party  payable                  (21,702)
                                                               -----------------
                                                                            900

                               Less  common  stock  issued               (6,000)
                                                               -----------------
                               Net  cash  received             $           5,100
                                                               =================

The Company's building located in Ogden, Utah was sold at a trustee's sale. The sale resulted in the Company reducing the following assets and liabilities:


                            Property  and  equipment,  net      $      (939,949)
                            Accounts  payable                            12,045
                            Notes  payable                              588,207
                                                               -----------------
                            Loss on trustee's sale of property $       (339,697)

Note  17  -  Subsequent  Events
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

Note  18  -  Restatement
------------------------

The accompanying financial statements for 2003 have been restated to correct an error in recording the acquisition of Wichita Development Corporation in 2003. As part of the consideration for the acquisition, the Company issued 1,148,251 shares of common stock, and agreed to issue additional shares so that the value received by the holder upon liquidation of all shares issued would be $1,000,000. The fair market value of the property acquired did not support a step up in basis or the recording and continued reporting of goodwill. The Company did not record a liability for the $1,000,000 value guarantee and did not expense the $1,000,000 as an impairment loss in 2003. The accompanying financial statements for 2003 have been restated to record a liability for the $1,000,000 value guarantee as purchase price payable on the balance sheet, and to reflect an additional impairment loss of $1,000,000 in the statement of operations. The effect of the restatement was to increase the net loss for 2003 by $1,000,000, or $130.77 per share.

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

                           SUMMARY COMPENSATION TABLE
                                                                         Long Term Compensation

                  Annual Compensation                        Awards                        Payouts
                                                                    Securities
                                                                    Underlying                              All
      Name  and                                  Restricted  Stock    Options                              Other
Principal  Position        Year     Salary  ($)       Award(s)         SARs(#)     LTIP  payouts($)     Compensation($)

John Chapman,              2004     $510,000(1)    2,030,000(4,3)          -                    -                  -
President, Director(4)     2003      $80,000(1)            -               -                    -                  -

Sandra Jorgensen           2002            -          15,000(2)            -                    -                  -

Thomas  Clay               2002       $7,500               -               -                    -                  -
President, Director                  $55,000 -             -               -                    -                  -

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

NAME  AND  ADDRESS  OF                                                 PERCENTAGE  OF
BENEFICIAL  OWNER          NUMBER  OF  SHARES  BENEFICIALLY  OWNED       OWNERSHIP

Dennis  Thompson                        502,000                             0.01%
1771  Wolviston  Way.
San  Diego,  CA  92154

John  Chapman,                        2,532,370                             0.06%
President  &  Director
1771  Wolviston  Way.
San  Diego,  CA  92154

John  Casey,  Director                  500,000                             0.01%
1771  Wolviston  Way.
San Diego, CA 92154

Officers  and  Directors              3,534,370                            0.078%
as a group (2 persons)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONSITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-KITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

Exhibits.  Exhibits  required  to  be attached by Item 601 of Regulation S-B are
---------
listed in the Index to Exhibits beginning on page 32 of Form 10-KSB, which is incorporated herein by reference.

31(i) Certification as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32(i)     Certification  of  Chief Executive Officer and Chief Financial Officer

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

     Diversified  Financial  Resources  Corporation


Dated:  February  24,  2006               By:  /s/Dennis  Thompson
                                               -----------------------------
                                         Dennis Thompson, CEO, President and CFO

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

SIGNATURE                               TITLE                       DATE

  /s/  Dennis  Thompson     President,  CFO,  and  Director  February  24,  2006
-----------------------
Dennis  Thompson

/s/  John Casey                        Director              February  24,  2006
-----------------
John  Casey