Form 10QSB/A
period 2005-03-31
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2006-03-13
CIK 1029802

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2


(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2005.

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to.


     Commission file number: 0-22373
                             -------


                   DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                   -------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                        DELAWARE                      58-2027283
                        --------                      ----------
              (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)      Identification No.)


                    8765 AERO DRIVE, SAN DIEGO, CA                     92154
               ---------------------------------------               ----------
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

                      Yes    XX                          No
                             --


The number of outstanding shares of the issuer's common stock, no stated par value (the only class of voting stock), as of May 23, 2005 was 4,911,597,981, and as of February 23, 2006 was 2,381,323, after the 1 for 2000 reverse stock split effective August 25, 2005.




                               TABLE OF CONTENTS

PART I- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS                             3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS             4

ITEM 3 CONTROLS AND PROCEDURES                            7

PART II

ITEM 1. LEGAL PROCEEDINGS                                 8

ITEM 2. CHANGES IN SECURITIES                             8

ITEM 5.  OTHER INFORMATION                                8

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                 10

SIGNATURES                                               14


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



                                TABLE OF CONTENTS

Consolidated Balance Sheets                                 F-2

Consolidated Statements of Operations.                      F-3

Consolidated Statements of Cash Flows                       F-5

Notes to Consolidated Financial Statements                  F-6




DIVERSIFIED  FINANCIAL  RESOURCES  CORPORATION
CONSOLIDATED  BALANCE  SHEETS

                                            MARCH 31,              DECEMBER 31,
                                              2005                     2004
                                         (RESTATED AND            (RESTATED AND
                                           UNAUDITED)                 AUDITED)
                                         --------------           --------------

ASSETS
Current assets:
Cash                                     $      26,334            $     135,754
Money market funds                                   -                   55,252
Receivable from Finance 500                        132                   26,849
Investments, available for sale, net               303                    1,052
Receivables                                     23,572                    3,571
Receivables from employees                           -                  141,342
Receivable - JR Chapman                          4,264                   13,264
Prepaid expenses                                54,390                   44,933
Deposits                                         8,297                    9,174
                                         --------------           --------------
Total current assets                           117,292                  431,191

Property and equipment, net                      5,855                  718,346
Assets held for sale                           712,677                        -
                                         --------------           --------------
Total assets                             $     835,824            $   1,149,537
                                         ==============           ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                         $     117,378            $     100,481
Accrued payroll and taxes                      363,331                  284,885
Accrued expenses                               326,574                  265,362
Litigation settlement payable                  296,499                  296,499
Lines-of-credit                                263,100                  269,692
Notes payable - related parties                302,034                  323,517
Current portion of notes payable               652,111                  716,846
                                         --------------           --------------
Total current liabilities                    2,321,027                2,257,282

Lines-of-credit                                      -                        -
Notes payable                                        -                        -
                                         --------------           --------------
Total liabilities                            2,321,027                2,257,282


See  accompanying  notes  to  consolidated  financial  statements




                                            MARCH 31,              DECEMBER 31,
                                              2005                     2004
                                         (RESTATED AND            (RESTATED AND
                                           UNAUDITED)                 AUDITED)
                                         --------------           --------------

Stockholders' deficit
Preferred stock; par value
$.001; 200,000,000 shares
authorized at March 31,
2005 and December 31, 2004;
13,150 shares issued and
outstanding at March 31,
2005 and December 31, 2004.                         13                       13

Common stock; no par value;
10,000,000,000 shares
authorized at March 31, 2005
and December 31, 2004;
4,081,599,872 and
2,081,599,872 shares
issued and outstanding
at March 31, 2005 and
December 31, 2004,
respectively.                               18,774,820               18,490,075

Additional paid-in capital                     131,487                  131,487
Accumulated other comprehensive loss           (64,698)                 (63,949)
Accumulated deficit                        (21,326,825)             (20,665,371)
                                         --------------           --------------
Total stockholders' deficit                 (2,485,203)              (2,107,745)
                                         --------------           --------------
Total liabilities and stockholders'
deficit                                  $     835,824            $   1,149,537
                                         ==============           ==============

See  accompanying  notes  to  consolidated  financial  statements.


                  DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                               Three months ended March 31,
                                         ---------------------------------------
                                              2005                     2004
                                         --------------           --------------
Revenue                                  $           -            $      10,784
General and administrative expenses            418,621                2,800,035
Mining exploration expenses                    173,495                        -
                                         --------------           --------------
Loss from continuing operations               (592,116)              (2,869,251)

Interest expense                               (35,244)                 (30,007)
                                         --------------           --------------

Net loss before equity interest
in minority net income (loss),
provision for income taxes and
discontinued operations                       (627,360)              (2,899,258)

Provision for income taxes on
continuing operations                                -                        -
                                         --------------           --------------
Loss before equity interest in
minority net income (loss) and
discontinued operations                       (627,360)              (2,899,258)

Equity interest in minority net
income (loss)                                        -                    1,977
                                         --------------           --------------

Net loss from continuing operations           (627,360)              (2,897,281)

Net loss from discontinued operations,
net of taxes                                   (34,094)                 (21,267)
                                         --------------           --------------
Net loss                                 $    (661,454)           $  (2,918,548)
                                         ==============           ==============

Net loss per share - basic and diluted
From continuing operations               $       (0.00)           $      (63.82)
From discontinued operations                     (0.00)                   (0.47)
                                         --------------           --------------
Net loss                                 $       (0.00)           $      (64.29)
                                         ==============           ==============
Weighted average number of common
shares outstanding - basic and diluted   3,153,099,872                   45,395


See  accompanying  notes  to  consolidated  financial  statements.


                  DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                               Three months ended March 31,
                                         ---------------------------------------
                                              2005                     2004
                                         --------------           --------------

Cash flows from continuing
operating activities:
Net loss                                 $    (661,454)           $  (2,918,548)
Less: Net loss from discontinued
operations                                     (34,094)                 (21,267)
                                         --------------           --------------
Net loss from continuing operations           (627,360)              (2,897,281)
Adjustments to reconcile net loss
from continuing operations to net
cash used in continuing operating
activities:

Stock compensation expense                      94,175                2,824,315
Depreciation                                     3,179                   (5,005)
Changes in assets and liabilities:
Receivables                                    157,058                  (57,688)
Prepaid expenses                                 5,693                     (805)
Deposits                                             -                    4,265
Accounts payable                                16,473                   17,690
Accrued payroll                                 78,446                        -
Accrued expenses                                74,741                        -
Related party payables                         (21,483)                     941
Litigation settlement payable                        -                        -
                                         --------------           --------------
Net cash used in continuing
operating activities                          (219,078)                (113,568)

Cash flow from continuing
investing activities
Redemption of money funds                       55,252                        -
Increase in notes receivable                         -                   11,224
Purchase of equipment                           (2,698)                       -
Proceeds from sale of equipment, net                 -                    6,530
                                         --------------           --------------
Net cash provided by continuing
investing activities                            52,554                   17,754

Cash flows from continuing financing
activities
Increase (decrease) in lines-of-credit               -                        -
Principal payments on notes payable            (60,000)                  11,983
Proceeds from issuance of notes payable              -                   83,549
Issuance of common stock                       182,995                  122,195
                                         --------------           --------------
Net cash provided by continuing
financing activities                           122,995                  217,727

Net cash used by discontinued operations       (65,891)                 (10,403)
                                         --------------           --------------
Net increase (decrease) in cash               (109,420)                 111,510

Cash at beginning of period                    135,754                    8,006
                                         --------------           --------------
Cash at end of year period               $      26,334            $     119,516
                                         ==============           ==============

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

The following table details selected statement of operations information for the discontinued operations.



                                               Three months ended March 31,
                                         ---------------------------------------
                                              2005                     2004
                                         --------------           --------------
Revenue                                  $       1,104            $       5,900
                                         --------------           --------------
General  and  administrative  expenses          13,697                   18,349
Loss  from  discontinued  operations           (12,593)                 (12,449)

Interest  expense                              (21,501)                  (8,818)
                                         --------------           --------------
Net  loss  from  discontinued
operations                               $     (34,094)           $     (21,267)
                                         ==============           ==============


The assets and liabilities associated with the real estate operations are included In the Consolidated Balance Sheet. The following table details selected balance sheet information for the real estate operations.

                                         March 31, 2005         December 31, 2004
                                         --------------           --------------

Other  assets                            $      66,300            $      61,370
Property,  net                                 712,677                  714,846
                                         --------------           --------------
Total  assets                            $     778,977            $     776,216
                                         ==============           ==============
Other  liabilities                       $      50,573                   63,679
Lines  of  credit                              263,100                  269,692
Notes  payable                                 652,110                  656,846
                                         --------------           --------------
Total  liabilities                       $     965,783            $     990,217
                                         ==============           ==============

8.     Restatement  of  Financial  Statements

In February 2006, the Company restated its 2003 financial statements to correct an error made while recording the acquisition of Wichita Development Corporation. The effect of the restatement in 2003 increased the net loss by $1.0 million and established the purchase price payable liability of $1.0 million. The effect of the restatement in these financial statements is that the accumulated deficit for both periods presented increased by $1.0 million, and the purchase price payable liability for $1.0 million is now on the balance sheets.

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

Total stockholders' deficit was $2.5 million as of March 31, 2005, compared to $2.1 million as of December 31, 2004. The increase is primarily attributable to the net loss of $661,000 which was offset by increases due to stock issuances of $285,000.

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


ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN

Our ability to continue as a going concern is in doubt. We incurred a loss of approximately $661,000 for the three months ended March 31, 2005; had an accumulated deficit of approximately $21.3 million at March 31, 2005; and had a stockholders' deficit of approximately $2.5 million at March 31, 2005.

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

SUBSEQUENT  TO  THE  END  OF  THE  QUARTER

On May 5, 2005 John R. Chapman tendered his resignation as president, CEO and as a director of the Company. The board of directors appointed Dennis Thompson to serve as president of the Company and he accepted his appointed to that position.

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

3(I)(e) * Amendment to Certificate of Incorporation to increase the number of authorized shares of common stock to 10,000,000,000 with no stated par value (incorporated herein by reference from Schedule 14(c) filed on March 5, 2004).

3(ii) * Bylaws of DFRC, as amended (incorporated herein by reference from Exhibit 3(ii) of DFRC's Form 10 KSB for the year ended December 31, 1995).

MATERIAL  CONTRACTS

none

SUBSEQUENT  TO  THE  END  OF  THE  QUARTER:

31(i)     Certification of Chief Executive Officer and Chief Financial Officer

32(ii)    0  Certification  of  Chief  Executive  Officer  and  Chief
          Financial Officer

OTHER

99(i) * Stock Option Agreement, dated December 5, 2004, between the Company and Sandra Jorgensen, granting an option to purchase 59,740,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise. The shares were authorized for issuance on January 7, 2005.

99(ii) * Stock Option Agreement, dated January 10, 2005, between the Company and George B. Phillips, granting an option to purchase 100,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(iii) * Stock Option Agreement dated January 10, 2005, between the Company and Sandra Jorgensen, granting an option to purchase 100,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(iv) * Stock Option Agreement dated January 10, 2005, between the Company and Ramiro Trevizo, granting an option to purchase 100,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(v) * Stock Option Agreement dated January 10, 2005, between the Company and Edward Wells, granting an option to purchase 100,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(vi) * Stock Option Agreement dated January 10, 2005, between the Company and Rebecca Miller, granting an option to purchase 100,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(vii) * Stock Option Agreement dated January 10, 2005, between the Company and Ernest Burch, granting an option to purchase 100,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(viii) * Stock Option Agreement dated January 10, 2005, between the Company and Tim Hall, granting an option to purchase 100,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(ix)    *  Stock  Option  Agreement  dated  January  10,  2005,  between  the
          Company and A. Franklin Adams, granting an option to purchase 100,000,000 shares of common stock with an option price set at 85% of the market price on the date of exercise.

99(x) * Stock Option Agreement, dated February 7, 2005, between the Company and George B. Phillips, granting an option to purchase 140,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(xi) * Stock Option Agreement dated February 7, 2005, between the Company and Edward Wells, granting an option to purchase 136,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(xii) * Stock Option Agreement dated February 7, 2005, between the Company and Tim Hall, granting an option to purchase 130,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(xiii) * Stock Option Agreement dated February 7, 2005, between the Company and Sandra Jorgensen, granting an option to purchase 163,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(xiv) * Stock Option Agreement dated February 7, 2005, between the Company and Ernest Burch, granting an option to purchase 140,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(xv) * Stock Option Agreement dated February 7, 2005, between the Company and Rebecca Miller, granting an option to purchase 160,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(xvi)   *  Stock  Option  Agreement  dated  February  7,  2005,  between  the
          Company and A. Franklin Adams, granting an option to purchase 136,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

99(xvii) * Stock Option Agreement dated February 7, 2005, between the Company and Ramiro Trevizo, granting an option to purchase 50,000,000 shares of common stock, with an option price set at 85% of the market price on the date of exercise.

* Previously filed as indicated and incorporated herein by reference from the referenced filings previously made by DFRC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 24th day of February, 2006.


Diversified  Financial  Resources  Corporation

/s/  Dennis  Thompson
-------------------------------------------
Dennis  Thompson,  President  and  Director