Form 10QSB/A
period 2005-06-30
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2006-03-13
CIK 1029802

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

                      Yes    XX                          No
                             --


The number of outstanding shares of the issuer's common stock, no stated par value (the only class of voting stock), as of August 15, 2005 was 4,761,599,981, and as of February 23, 2006 was 2,381,323 after the 2000 for 1 reverse stock split effective August 25, 2005.



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
----------


PART  I-  FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS


DIVERSIFIED FINANCIAL RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
                                               June 30,   December 31,
                                                 2005        2004
                                            (Restated and  Restated
                                              Unaudited)    (Note)
                                              ----------  ----------
ASSETS
Current assets:
     Cash. . . . . . . . . . . . . . . . . .  $    4,080  $  135,754
     Money market funds. . . . . . . . . . .           -      55,252
     Receivable from Finance 500 . . . . . .           -      26,849
     Investments, available for sale, net. .         450       1,052
     Receivables . . . . . . . . . . . . . .       3,571       3,571
     Receivables from employees. . . . . . .           -     141,342
     Receivable - JR Chapman . . . . . . . .       2,369      13,264
     Prepaid expenses. . . . . . . . . . . .      78,150      44,933
     Deposits. . . . . . . . . . . . . . . .      10,357       9,174
                                              ----------  ----------
          Total current assets . . . . . . .      98,977     431,191
Property and equipment, net. . . . . . . . .       3,923     718,346
Assets held for sale                             712,677           -
                                              ----------  ----------
                                              $  815,577  $1,149,537
                                              ==========  ==========

_____________________________________________________________________________
Note:  The consolidated balance sheet at December 31, 2004 has been derived from the restated audited  financial  statements at that date but does not include all of the information  and  disclosures  required  by  U.S.  generally accepted accounting principles  for  complete  financial  statements.

See  accompanying  notes.


DIVERSIFIED FINANCIAL RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                                            June 30,       December 31,
                                                                              2005             2004
                                                                          Restated and       Restated
                                                                           (Unaudited)        (Note)
                                                                          -------------   -------------
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .  $    194,834   $     100,481
     Accrued payroll and taxes . . . . . . . . . . . . . . . . . . . .       384,466         284,885
     Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .       189,498         265,362
     Litigation settlement payable . . . . . . . . . . . . . . . . . .       296,499         296,499
     Lines-of-credit . . . . . . . . . . . . . . . . . . . . . . . . .       263,483         269,692
     Notes payable - related parties . . . . . . . . . . . . . . . . .       453,617         323,517
     Current portion of notes payable. . . . . . . . . . . . . . . . .       650,422         716,846
     Purchase price payable                                                1,000,000              -
                                                                        -------------  --------------
          Total current liabilities. . . . . . . . . . . . . . . . . .     3,432,819       2,257,282

Purchase price payable                                                             -       1,000,000

Commitments and contingencies

Stockholders' deficit
Preferred stock; 200,000,000 shares authorized at June 30, 2005 and December 31, 2004; designated as Series A and Series B

    Series A; par value $.001; 1,000,000 shares authorized at June 30, 2005 and December 31,  2004; 13,150 shares issued and outstanding as of June
    30, 2005 and December 31, 2004                                                13              13
    Series B;  no par value; 50,000,000 shares authorized at June 30, 2005 and December 31, 2004; 12,100,000 and no shares issued and no shares issued and outstanding at June 30, 2005 and December 31, 2004,
    respectively                                                               1,210               -

Common stock; no par value; 10,000,000,000 shares authorized at June 30,
2005 and December 31, 2004; 4,721,599,872 and 2,081,599,87 shares issued
and outstanding at June 30, 2005 and December 31, 2004, respectively      18,817,820      18,490,075

Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .       222,587         131,487
Accumulated other comprehensive loss . . . . . . . . . . . . . . . . .       (64,551)        (63,949)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .   (21,600,321)    (20,665,371)
                                                                        -------------  --------------
     Total stockholders' deficit . . . . . . . . . . . . . . . . . . .    (2,617,242)     (2,107,745)

                                                                        -------------  --------------
                                                                        $    815,577   $   1,149,537
                                                                        ============   ==============

------------------------------------------------------------------------------------------------
Note:  The consolidated balance sheet at December 31, 2004 has been derived from the restated audited  financial  statements at that date but does not include all of the information  and  disclosures  required  by  U.S.  generally accepted accounting principles  for  complete  financial  statements.

See  accompanying  notes.



DIVERSIFIED FINANCIAL RESOURCES CORPORATION
STATEMENTS OF OPERATIONS
(Unaudited)
                                                           Three months ended                   Six months ended
                                                                June 30,                             June 30,
                                                    ------------------------------  ------------------------------
                                                         2005            2004            2005           2004
                                                       Restated                        Restated
                                                    ------------------------------  ------------------------------

Revenue                                             $           -   $       7,059   $           -   $      17,843
General and administrative expenses                       221,041         371,580         639,661       3,251,615
Mining exploration expenses                                23,666               -         197,161               -
                                                    --------------  --------------  --------------  --------------
Loss from continuing operations                          (244,707)       (364,521)       (836,822)     (3,233,772)

Interest expense                                           (6,155)              -         (41,399)        (30,007)
Loss on sale of property                                        -        (272,966)              -        (272,966)
                                                    --------------  --------------  --------------  --------------
Net loss before equity interest in minority
net income, provision for income taxes on
continuing operations and discontinued
operations                                               (250,862)       (637,487)       (878,221)     (3,536,745)

Provision for income taxes on continuing
operations                                                      -               -               -               -
                                                    --------------  --------------  --------------  --------------
Loss before equity interest in minority
net income and discontinued operations                   (250,862)       (637,487)       (878,221)     (3,536,745)

Equity interest in minority net income                          -          58,942               -          60,919
                                                    --------------  --------------  --------------  --------------
Net loss from continuing operations                      (250,862)       (578,545)       (878,221)     (3,475,826)

Loss from discontinued operations,
net of taxes                                              (22,635)        (44,654)        (56,729)        (65,921)
                                                    --------------  --------------  --------------  --------------
Net loss                                            $    (273,497)  $    (623,199)  $    (934,950)  $  (3,541,747)
                                                    ==============  ==============  ==============  ==============

Net loss per share - basic and diluted
From continuing operations                          $       (0.00)  $       (3.50)  $       (0.00)  $      (32.85)
From discontinued operations                                (0.00)          (0.27)  $       (0.00)  $       (0.62)
                                                    --------------  --------------  --------------  --------------
Net loss per share - basic and diluted              $       (0.00)  $       (3.77)  $       (0.00)  $      (33.47)
                                                    ==============  ==============  ==============  ==============
Weighted average number of common shares
outstanding - basic and diluted                     4,551,489,982         165,466   3,856,157,883         105,818
                                                    ==============  ==============  ==============  ==============


See accompanying notes


DIVERSIFIED FINANCIAL RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                           Six months ended
                                                                               June 30,
                                                                    ------------------------------
                                                                         2005            2004
                                                                       Restated
                                                                    --------------  --------------

Cash flows from operating activities of continuing operations:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . .           $    (934,950)  $  (3,541,747)
Less: Net loss from discontinued operations, net of taxes                 (56,729)        (65,921)
                                                                    --------------  --------------
Net loss from continuing operations                                      (878,221)     (3,475,826)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
  Stock compensation expense. . . . . . . . . . . . . . .                  94,985       2,628,935
  Depreciation. . . . . . . . . . . . . . . . . . . . . .                  10,116           3,577
  Loss on sale of property. . . . . . . . . . . . . . . .                       -         272,966
Changes in assets and liabilities:
  Receivables . . . . . . . . . . . . . . . . . . . . . .                 179,086         (29,847)
  Prepaid expenses. . . . . . . . . . . . . . . . . . . .                 (18,233)         (1,511)
  Deposits. . . . . . . . . . . . . . . . . . . . . . . .                  (2,572)          4,998
  Accounts payable. . . . . . . . . . . . . . . . . . . .                  91,092         104,985
  Accrued payroll . . . . . . . . . . . . . . . . . . . .                 142,581               -
  Accrued expenses. . . . . . . . . . . . . . . . . . . .                  39,575         (41,688)
  Related party payables. . . . . . . . . . . . . . . . .                 130,100          (3,530)
                                                                    --------------  --------------
Net cash used in continuing operating activities  . . . .                (211,491)       (536,941)

Cash flow from continuing investing activities
  Redemption of money funds . . . . . . . . . . . . . . .                  55,252               -
  Proceeds from  notes receivable . . . . . . . . . . . .                       -          33,261
  Purchase of equipment . . . . . . . . . . . . . . . . .                  (2,698)         (5,007)
                                                                    --------------  --------------
Net cash provided by continuing investing activities. . .                  52,554          28,254
Cash flows from financing activities
  Principal payments on notes payable . . . . . . . . . .                 (60,000)         (4,468)
  Issuance of common stock. . . . . . . . . . . . . . . .                 182,995         562,985
                                                                    --------------  --------------
Net cash provided by continuing financing activities .  .                 122,995         558,517

Net cash used by discontinued operations                                  (95,372)        (42,255)
                                                                    --------------  --------------
Net increase (decrease) in cash . . . . . . . . . . . . .                (131,674)          7,575
Cash at beginning of year . . . . . . . . . . . . . . . .                 135,754           8,006
                                                                    --------------  --------------
Cash at end of year . . . . . . . . . . . . . . . . . . .           $       4,080   $      15,581
                                                                    ==============  ==============
Supplemental information on non-cash investing and
financing activities:
Common stock and preferred stock issued for compensation
and services. . . . . . . . . . . . . . . . . . . . . . .           $      94,985   $     481,500
                                                                    ==============  ==============

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
                                                          Three months ended                   Six months ended
                                                                 June 30,                             June 30,
                                                    ------------------------------  ------------------------------
                                                          2005            2004            2005          2004
                                                    ------------------------------  ------------------------------

Revenue. . . . . . . . . . . . . . . . . . . . .    $       3,000   $      24,214   $       4,104   $      30,114
General and administrative expenses. . . . . . .            4,716          33,822          18,413          52,172
Interest expense                                           20,919          35,046          42,420          43,863
                                                    --------------  --------------  --------------  --------------
Loss from discontinued operations. . . . . . . .    $     (22,635)  $     (44,654)  $     (56,729)  $     (65,921)
                                                    ==============  ==============  ==============  ==============

The assets and liabilities associated with the real estate operations are included
In the Consolidated Balance Sheet. The following table details selected balance sheet information for the real estate operations.


                                                                        June 30,      December 31,
                                                                          2005           2004
                                                                    --------------  --------------

Current liabilities:
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      65,842   $      61,369
Property, net. . . . . . . . . . . . . . . . . . . . . . . . . . .        712,677         714,846
                                                                    --------------  --------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     778,519   $     776,215
                                                                    ==============  ==============

Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .  $      49,001   $      63,679
Lines of credit. . . . . . . . . . . . . . . . . . . . . . . . . .        263,483         269,692
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . .        650,422         656,846
                                                                    --------------  --------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .  $     962,906   $     990,217
                                                                    ==============  ==============

8.Restatement of Financial Statements

In February 2006, the Company restated its 2003 financial statements to correct an error made while recording the acquisition of Wichita Development Corporation. The effect of the restatement in 2003 increased the net loss by $1.0 million and established the purchase price payable liability of $1.0 million. The effect in these financial statements is that the accumulated deficit for both periods presented increased by $1.0 million, and the purchase price payable liability for $1.0 million is now on the balance sheets.

On May 6, 2005, the Company issued 4,000,000 shares of Series B Preferred Stock valued at $400 to John Chapman in satisfaction of accrued rent totaling $97,500. The Company originally recorded the resulting benefit of $97,100 as a gain on the settlement of the liability in the quarter ended June 30, 2005. The Company restated the financial statements to reflect the benefit received as an increase to additional paid-in capital in the quarter ended June 30, 2005, thereby increasing the net loss by $97,100 for the quarter ended June 30, 2005, and for the six months ended June 30, 2005. The net loss per share for both 2005 periods was $0.00 before and after the restatement.

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

We had a working capital deficit of $3.3 million as of June 30, 2005, compared to a working capital deficit of $1.8 million as of December 31, 2004. The working capital deficit increased because cash and receivable balances decreased as noted above, and the purchase price payable is now classified as current pursuant to the original terms of the agreement. The mortgages and lines of credit are classified as current liabilities at June 30, 2005 and December 31, 2004, due to our inability to make timely monthly payments.

Total stockholders' deficit was $2.6 million as of June 30, 2005, compared to $2.1 million as of December 31, 2004. The increase is primarily attributable to the net loss of $935,000 which was offset by increases due to stock issuances of $426,000.

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

Ability  to  continue  as  a  going  concern
--------------------------------------------

Our ability to continue as a going concern is in doubt. We incurred a loss of approximately $935,000 for the six months ended June 30, 2005; had an accumulated deficit of approximately $21.6 million at June 30, 2005; and had a stockholders' deficit of approximately $2.6 million at June 30, 2005.

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


Diversified  Financial  Resources  Corporation
Date:  February 24,  2006

/s/  Dennis  Thompson
Dennis  Thompson,  President  and  Director
-------------------------------------------