Form 10QSB/A
period 2005-09-30
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2006-03-13
CIK 1029802

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   Amendment #1

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

                      Yes    XX                          No
                             --

Indicate by checkmark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes      No  X
                                      ___     ___

The number of outstanding shares of the issuer's common stock, no stated par value (the only class of voting stock), as of November 15, 2005 and February 23, 2006 was 2,381,323.



INDEX

PART I.FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.
Condensed Consolidated Balance Sheets                                       1
Condensed Consolidated Statements of Operations (Unaudited)                 2
Condensed Consolidated Statements of Cash Flows (Unaudited)                 3
Notes to Condensed Consolidated Financial Statements (Unaudited)            4

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                                         5

ITEM 3.CONTROLS AND PROCEDURES                                              7

PART II.OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS                                                    8

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES
AND USE OF PROCEEDS                                                         8

ITEM 3.DEFAULTS UPON SENIOR SECURITIES                                      9

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  9

ITEM 5.OTHER INFORMATION                                                    9

ITEM 6.EXHIBITS                                                             9

SIGNATURES                                                                 10



                  DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                  September 30,       December 31,
                                                      2005                2004
                                                  -------------       -------------
                                                  (Restated and          Restated
                                                    Unaudited)            (Note)

ASSETS
Current assets:
     Cash                                         $      1,696        $    135,754
     Money market funds                                      -              55,252
     Receivable from Finance 500                             -              26,849
     Investments, available for sale, net                  450               1,052
     Receivables                                        88,744               3,571
     Receivables from employees                              -             141,342
     Receivable - Related Party                          3,519              13,264
     Prepaid expenses                                   19,314              44,933
     Deposits                                                -               9,174
                                                  -------------       -------------
          Total current assets                         113,723             431,191

Property and equipment, net                              3,491             718,346
Note receivable                                        117,362                   -
Oil and gas investment                                  14,000                   -
Assets held for sale                                   170,307                   -
                                                  -------------       -------------
                                                  $    418,883        $  1,149,537
                                                  =============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                             $    184,135        $    100,481
     Accrued payroll and  payroll taxes                396,390             284,885
     Accrued expenses                                  130,626             265,362
     Litigation settlement payable                     296,499             296,499
     Lines-of-credit                                   262,015             269,692
     Notes payable - related parties                    75,342             323,517
     Notes payable                                           -             716,846
     Purchase price payable                          1,000,000                   -
                                                  -------------       -------------
          Total current liabilities                  2,345,007           2,257,282

Purchase price payable                                       -           1,000,000

Commitments and contingencies                                -                   -

Stockholders' deficit

Preferred stock; 200,000,000 shares authorized at September 30, 2005 and December 31, 2004;
designated as Series A and Series B:

Series A; par value $.001; 1,000,000 shares
authorized at September 30, 2005 and
December 31, 2004; 13,150 shares issued and
outstanding at September 30, 2005 and
December 31, 2004                                           13                  13

Series B;  no par value; 50,000,000 shares
authorized at September 30, 2005 and
December 31, 2004; 12,100,000 and no shares
issued and outstanding at September 30, 2005
and December 31, 2004, respectively                      1,210                   -

Common stock; no par value; 10,000,000,000
shares authorized at September 30, 2005 and
December 31, 2004; 2,381,323 and 1,040,800
shares issued and outstanding at September 30, 2005
and December 31, 2004, respectively                 18,821,820          18,490,075

Additional paid-in capital                             228,587             131,487
Accumulated other comprehensive loss                   (64,551)            (63,949)
Accumulated deficit                                (20,913,203)        (20,665,371)
                                                  -------------       -------------
     Total stockholders' deficit                    (1,926,124)         (2,107,745)

                                                  -------------       -------------

                                                  $    418,883        $  1,149,537
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

As of September 30, 2005, the Company had an accumulated deficit of approximately $20.9 million, negative working capital of $2.2 million, current portion of notes payable of approximately $262,000 and accrued employee wages and taxes of approximately $396,000. The Company expects to continue to incur significant losses and negative cash flows from operating activities through at least December 31, 2005, primarily due to our inability to generate revenues sufficient to finance our operations.

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
                      ===================  ==================

8.     Reverse  stock  split  On  June 13, 2005, Diversified Financial Resources
Corp. entered into a fee agreement for legal services. Pursuant to this agreement, the company issued 20,000 shares of common stock (when adjusted for the 2,000 to 1 reverse stock split on August 25, 2005) and options to purchase 1,000,000 shares of common stock at an exercise price of $.05 per share. These options expire Dec. 31, 2010.

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

11.Restatement of Financial Statements

In February 2006, the Company restated its 2003 statements to correct an error made while recording the acquisition of Wichita Development Corporation. The effect of the restatement in 2003 increased the net loss by $1.0 million and established the purchase price payable liability of $1.0 million. The effect of the restatement in these financial statements is that the accumulated deficit for both periods presented increased by $1.0 million, and the purchase price payable liability for $1.0 million is now on the balance sheets.

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

We had a working capital deficit of $2.2 million as of September 30, 2005, compared to a working capital deficit of $1.8 million as of December 31, 2004. The working capital deficit increased because the purchase price payable of $1.0 million is now classified as current pursuant to the terms of the agreement, and this was offset by the reduction in notes payable associated with the sale of the Salt Lake Development subsidiary. The lines of credit are classified as current liabilities at September 30, 2005 and December 31, 2004, due to our inability to make timely monthly payments.

Total stockholders' deficit was $1.9 million as of September 30, 2005, compared to $2.1 million as of December 31, 2004, and the improvement is the net effect of the current loss from operations and the gain on the sale of the properties in discontinued operations.

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

Ability  to  continue  as  a  going  concern
--------------------------------------------

Our ability to continue as a going concern is in doubt. We incurred a loss from continuing operations of approximately $962,000 for the nine months ended September 30, 2005; had an accumulated deficit of approximately $20.9 million at September 30, 2005; and had a stockholders' deficit of approximately $1.9 million at September 30, 2005.

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

/s/  Dennis  Thompson
---------------------
Dennis  Thompson,  President  and  Director