Form 10KSB/A
period 2004-12-31
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2006-03-21
CIK 1029802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 4

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


JONES  SIMKINS,  P.C.

/s/ Jones Simkins, P.C.
Logan,  Utah
April  2,  2004,  except  for  Note  18  which  is  dated  February  27,  2006



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

SIGNATURE                               TITLE                       DATE

  /s/  Dennis  Thompson     President,  CFO,  and  Director  March 15,  2006
-----------------------
Dennis  Thompson

/s/  John Casey                        Director              March 15,  2006
-----------------
John  Casey