Form 10QSB/A
period 2005-03-31
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2006-03-21
CIK 1029802

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No.3


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

Consolidated Balance Sheets                                 F-2

Consolidated Statements of Operations.                      F-3

Consolidated Statements of Cash Flows                       F-5

Notes to Consolidated Financial Statements                  F-6



                  DIVERSIFIED FINANCIAL RESOURCES CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                            MARCH 31,              DECEMBER 31,
                                              2005                     2004
                                         (RESTATED AND            (RESTATED AND
                                           UNAUDITED)                 AUDITED)
                                         --------------           --------------

ASSETS
Current assets:
Cash                                     $      26,334            $     135,754
Money market funds                                   -                   55,252
Receivable from Finance 500                        132                   26,849
Investments, available for sale, net               303                    1,052
Receivables                                     23,572                    3,571
Receivables from employees                           -                  141,342
Receivable - JR Chapman                          4,264                   13,264
Prepaid expenses                                54,390                   44,933
Deposits                                         8,297                    9,174
                                         --------------           --------------
Total current assets                           117,292                  431,191

Property and equipment, net                      5,855                  718,346
Assets held for sale                           712,677                        -
                                         --------------           --------------
Total assets                             $     835,824            $   1,149,537
                                         ==============           ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                         $     117,378            $     100,481
Accrued payroll and taxes                      363,331                  284,885
Accrued expenses                               326,574                  265,362
Litigation settlement payable                  296,499                  296,499
Lines-of-credit                                263,100                  269,692
Notes payable - related parties                302,034                  323,517
Current portion of notes payable               652,111                  716,846
                                         --------------           --------------
Total current liabilities                    2,321,027                2,257,282

Lines-of-credit                                      -                        -
Notes payable                                        -                        -
Purchase price payable                       1,000,000                1,000,000
                                         --------------           --------------
Total liabilities                            3,321,027                3,257,282

See  accompanying  notes  to  consolidated  financial  statements



                                            MARCH 31,              DECEMBER 31,
                                              2005                     2004
                                         (RESTATED AND            (RESTATED AND
                                           UNAUDITED)                 AUDITED)
                                         --------------           --------------

Stockholders' deficit
Preferred stock; par value
$.001; 200,000,000 shares
authorized at March 31,
2005 and December 31, 2004;
13,150 shares issued and
outstanding at March 31,
2005 and December 31, 2004.                         13                       13

Common stock; no par value;
10,000,000,000 shares
authorized at March 31, 2005
and December 31, 2004;
4,081,599,872 and
2,081,599,872 shares
issued and outstanding
at March 31, 2005 and
December 31, 2004,
respectively.                               18,774,820               18,490,075

Additional paid-in capital                     131,487                  131,487
Accumulated other comprehensive loss           (64,698)                 (63,949)
Accumulated deficit                        (21,326,825)             (20,665,371)
                                         --------------           --------------
Total stockholders' deficit                 (2,485,203)              (2,107,745)
                                         --------------           --------------
Total liabilities and stockholders'
deficit                                  $     835,824            $   1,149,537
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

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, this 15th day of March, 2006.


Diversified  Financial  Resources  Corporation

/s/  Dennis  Thompson
-------------------------------------------
Dennis  Thompson,  President  and  Director