Form 10KSB
period 2005-12-31
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2006-03-31
CIK 1029802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the annual period ended:	December 31, 2005
Commission File Number:	000-22373

DIVERSIFIED FINANCIAL RESOURCES CORPORATION (Exact name of registrant as specified in its charter.)

Delaware (State of other jurisdiction ofincorporation or organization)	58-2027283 (I.R.S. Employer Identification No.)

8765 Aero Drive, Suite 221, San Diego, CA (Address of principal executive offices)	92123 (Zip Code)

858-560-8321 (Registrant's telephone numberIncluding area code)

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

Common Stock, no Par Value - 2,381,323 shares as of March 9, 2006

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

The issuer had no total consolidated revenues for the year ended December 31, 2005. The aggregate market value of the registrant's common stock, no par value (the only class of voting stock), held by non-affiliates was approximately $180,000 based on the average closing bid and asked prices for the Common Stock on March 9, 2006 of $0.0975 per share.

Part I

PART I.
ITEM 1. DESCRIPTION OF BUSINESS

Forward-looking Statements

The matters discussed in this Annual Report on Form 10-KSB contain forward-looking statements that involve risks and uncertainties, including primarily our ability to fund future operations and investment opportunities until such time that our cash flows from operations are sufficient for these purposes., changing market conditions and the other risks and uncertainties described under “Risk Factors” and throughout this Annual Report on Form 10-KSB.  Actual results may differ materially from those projected.  These forward-looking statements represent our judgment as of the date of the filing of this Annual Report on Form 10-KSB.  We disclaim any intent or obligation to update these forward-looking statements.

Overview

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

For the year ended December 31, 2005

In 2005 we committed to selling all of our real estate properties and discontinued the operations of all of our subsidiaries. As of December 31, 2005 all but one of our real estate properties had been sold. Net proceeds from the sales of the real estate properties were used to acquire a small interest in an oil and gas operations in Texas, and to pay operating expenses. As of March 15, 2006, we sold our remaining real estate property.

We are simplifying the corporate structure to help reduce expenses in future periods. We no longer consider ourselves a holding company.

For the year ended December 31, 2004 and prior

In 1999 we sold all the rights to our technologies for cash and discontinued all of our operations. We continue to hold rights to develop and commercialize a certain cancer antigen under a license agreement from University College London, but no longer have any employees or other ability to develop the technology without assistance.

In April of 2002, we implemented a plan of reorganization, which resulted in a change in management and the direction of DFRC. Pursuant to the plan of reorganization, we acquired operations in the real estate investment sector and contemplated entering the land and natural resources sector.

As part of the plan of reorganization, we transferred ownership and control of a subsidiary, Value Plus Marketing, to our other subsidiary, eLocity, Inc. We also announced a "spin-off" to our shareholders of eLocity, Inc. stock through a stock dividend. The spin-off should have resulted in our shareholders acquiring direct ownership of eLocity, Inc.'s common stock.

Shareholders of record, as of April 30, 2002, were to receive one-share of eLocity, Inc.'s common stock for each share of our common stock owned on that date. Through the date of this filing, only Thomas Clay and Mark Schellenberger, former officers of DFRC, have received their shares in the form of restricted common stock equal to approximately 65% of the common stock of eLocity, Inc. Those shareholders of record as of April 30, 2002 that have not yet received their shares are still entitled to their pro rata portion of the eLocity, Inc. registered shares. eLocity, Inc. is still holding those shares in escrow for the shareholders of record as of April 30, 2002. The delivery date for those shares has not been disclosed to us at this time.

On March 24, 2003, we entered into a Stock Purchase Agreement with John Chapman, Norman Mullins and Dennis Thompson, shareholders of MT & C Diversified Land and Natural Resources Corporation (“MT&C”) wherein we agreed to purchase Six Million (6,000,000) shares or 100% of the total issued and outstanding shares of MT & C in exchange for Six Million (6,000,000) shares of our newly issued common shares. MT & C was a development stage company incorporated in the State of Nevada, whose sole asset was a Coal Slurry Impoundment, Plant Site and Mine Waste Lease Agreement. MT&C is now called International Natural Resources Corp., and after the subsequent 1 for 1,000 and 1 for 2,000 reverse splits, the number of shares issued pursuant to the agreement totals 3 shares.

On June 30, 2003, we entered into a Stock Purchase Agreement with Nexia Holdings, Inc. (“Nexia”), Wichita Development Corporation (“Wichita”), and Diversified Holdings I, Inc. to acquire not less than an 83% ownership interest in Wichita. Wichita either directly, or through its ownership of a subsidiary, owned one commercial building located in Kansas and two commercial buildings located in Utah. The agreement provided that Nexia transfer to us 100% of all shares that Nexia held in Wichita (86,795,794) in exchange for a promissory note in the sum of $150,000 and 1,148,251 (less than 1 share post 1 for 1,000 reverse split and 1 for 2,000 reverse split) restricted shares of our common stock, with a guaranteed resale value of $1.00 per share, whereby, within 36 months of the sale, we are bound to issue sufficient additional shares such that the total value at liquidation of the shares will equal $1,000,000.

Our Business

We currently have a small investment in an oil and gas operation in Texas, which is discussed further in Item 2 - Properties. The oil and gas investment produced no revenue in 2005. We have one residential real estate property that is held for sale at December 31, 2005. We plan to continue to build our portfolio of oil and gas investments, and to analyze other business opportunities as they arise.

Real Estate Investments

As of December 31, 2005, we had sold or otherwise disposed of all but one of our real estate properties. The remaining property, a residential house in Utah, is held for sale, and was sold in the first quarter of 2006. All operations related to real estate were discontinued in 2005. Following is a historical discussion of the real estate properties. For information on the sale or disposal of our real estate properties, see Note 16 to the Consolidated Financial Statements.

Prior to discontinuing the real estate operations, our real estate operations primarily involved the acquisition, management, lease and sale of real estate through our subsidiaries, Wichita Development Corporation (Wichita) and Diversified Holdings XIX, Inc. (DHX). During the last quarter of 2002, we acquired DHX which owned 4 residential properties located in Utah. In the second quarter of 2003, we acquired Wichita which owned one commercial building located in Kansas and two commercial buildings located in Utah. In October of 2003, one of the buildings in Utah was sold at a public auction through a trustee's sale, and we maintained title to four of the condominium units located in that building that were not subject to the trustee's sale.

Land and Natural Resources

In 2003, we attempted to enter the coal reclamation business, and as noted above, acquired MT & C, now called International Natural Resources Corp.. MT & C was a development stage company incorporated in the State of Nevada, whose sole asset was a Coal Slurry Impoundment, Plant Site and Mine Waste Lease Agreement. Our wholly owned subsidiary, MT&C Diversified Land & Natural Resources Corp., was not able to close on the purchase of these assets and carry out the requirements of the lease agreement with Headwaters, Inc. This failure prevented us from entering into the coal reclamation business.

In 2004, we signed letters of intent to acquire and operate gold mining interests located in the Sierra Madre mountain range in Mexico. These interests are more fully set forth and described in our 10-KSB report for the fiscal year ended December 31, 2004, filed on April 20, 2005. Our option to acquire the mining interests expired during the first quarter of 2005, and we are no longer pursuing the acquisition of these mining interests in Mexico.

In 2005, we entered into an Investment Agreement with Sigma Energy and Exploration, whereby the Company invested $39,000 in an interest in Shannon GG Lease Wells 2 & 3. Pursuant to this Agreement, after certain exploration activities, Sigma will assign us an undivided 5.3333/32nds (11.359% net) interest in the wells, which includes a 68% net revenue interest in the property. No assignments will be given for dry holes.

We are currently analyzing other gold and silver mining opportunities, as well as oil and gas opportunities.

Competition

We will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. There is no assurance that we will be successful with our current business opportunities.

Governmental Regulation

We anticipate being subject to federal, state and local regulations which may have a material impact upon our operations.

Employees

As of March 15, 2006, we have one full time employee and one part-time employee.

Risk Factors

This Annual Report on Form 10-KSB includes forward-looking statements about our business and results of operations that are subject to risks and uncertainties. See “Forward-Looking Statements” above. Factors that could cause or contribute to such differences include those discussed below. In addition to the risk factors discussed below, we are also subject to additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of these known or unknown risks or uncertainties actually occur, our business could be harmed substantially.

Our auditor's report on our financial statements includes an explanatory paragraph with respect to substantial doubt existing about our ability to continue as a going concern.

For the years ended December 31, 2005 and 2004, we incurred net losses from continuing operations of $903,000 and $5.0 million, respectively. As of December 31, 2005, we had an accumulated deficit of $21.0 million. As a result, our financial statements include a note stating that these conditions raise substantial doubt about our ability to continue as a going concern, but the financial statements do not include any adjustments that might result from this uncertainty.

We are subject to compliance with securities law, which exposes us to potential liabilities, including potential rescission rights.

We have periodically offered and sold our common stock to investors pursuant to certain exemptions from the registration requirements of the Securities Act of 1933, as well as those of various state securities laws. The basis for relying on such exemptions is factual; that is, the applicability of such exemptions depends upon our conduct and that of those persons contacting prospective investors and making the offering. We have not received a legal opinion to the effect that any of our prior offerings were exempt from registration under any federal or state law. Instead, we have relied upon the operative facts as the basis for such exemptions, including information provided by investors themselves.

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

Additional capital is necessary to implement our business plan.

We do not have sufficient cash on hand to acquire additional assets or to create an operating revenue stream sufficient to cover operating expenses. We will require significant new capital in order to execute our strategic plan and believe that this capital will only be available through the sale of debt or equity securities. Our success in raising this capital will depend upon our ability to access equity capital markets and we may not be able to do so or to do so on acceptable terms. If we fail to obtain funds on acceptable terms, we will not be able to execute our strategic plan and would have to delay or abandon some or all of our plans for growth. If we are able to obtain financing, we believe that the terms of such arrangements will result in an offering that is highly dilutive to existing shareholders because of the price at which we would have to issue those shares and the large number of shares we would have to issue at those prices.

There is no established, stable market for our common stock.

Our common stock is quoted on the Over-the-Counter Electronic Bulletin Board ("OTCBB") and is traded sporadically. A large number of shares of outstanding common stock are restricted and are not freely-tradeable. An established public trading market for our common stock may never develop or, if developed, it may not be able to be sustained. The OTCBB is an unorganized, inter-dealer, over-the-counter market that provides significantly less liquidity than other markets. Purchasers of our common stock may therefore have difficulty selling their shares should they desire to do so.

Our stock price is volatile.

The trading price of our common stock has been subject to significant fluctuations in the past, and this may continue in the future. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar to or related to ours and which have been unrelated to the operating performance of these companies. These market fluctuations may adversely affect the market price of our common stock.

Penny stock regulations may impair our shareholders' ability to sell their stock.

Our common stock may be deemed a "penny stock." Penny stocks generally are equity securities with a price of less than $5.00 per share, other than securities registered on certain national securities exchanges. Penny stocks are subject to rules and regulations that impose additional sales practice requirements on broker-dealers who sell the securities to persons other than established customers and accredited investors, and these additional requirements may restrict the ability of broker-dealers to sell a penny stock.

Any acquisitions that we undertake could be difficult to integrate, disrupt our business, dilute shareholder value and significantly harm our operating results.

We expect to review opportunities to buy other business or technologies that would complement our current business, expand the breadth of our markets, or that may otherwise offer growth opportunities. If we make any future acquisitions, we could issue stock that would dilute existing shareholders' percentage ownership, incur substantial debt or assume contingent liabilities. Potential acquisitions also involve numerous risks, including:

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

We cannot provide any assurance that we would be successful in overcoming problems encountered in connection with such acquisitions and our inability to do so could significantly harm our business.

We are subject to various risks connected to the ownership of real property.

Our real estate investments are subject to varying degrees of risk generally incident to the ownership of real property. Real estate values may be adversely affected by: changes in national or local economic conditions and neighborhood characteristics; changes in interest rates and in the availability, cost and terms of mortgage funds; the impact of present or future environmental legislation and compliance with environmental laws; changes in governmental rules and fiscal policies; civil unrest; acts of God, including earthquakes and other natural disasters which may result in uninsured losses; acts of war; adverse changes in zoning laws; and other factors which are beyond our control.

In addition, real estate investments are relatively illiquid. Our ability to vary our ownership of real estate property in response to changes in economic and other conditions is limited. If we must sell a real estate property, there can be no assurance that we will be able to dispose of it in the time period we desire or that the sales price of any real estate property will recoup the amount of our investment.

Our real property is also subject to real property taxes. The real property taxes on the real property may increase or decrease as property tax rates change and as the property is assessed or reassessed by taxing authorities. If property taxes increase, our operations could be adversely affected.

Reports to Security Holders

We are not required to deliver an annual report to security holders and will not voluntarily deliver a copy of the annual report to the security holders. If we should choose to create an annual report, it will contain audited financial statements. We intend to file all of our required information with the SEC. We plan to file our 10-KSB, 10-QSBs and all other forms that are or may become applicable with the SEC.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The statements and forms we file electronically with the SEC are available for viewing or copy on the SEC maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The internet address for this site can by found at www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

On September 30, 2005, we entered into an Investment Agreement with Sigma Energy and Exploration, whereby we invested $39,000 in an interest in Shannon GG Lease Wells 2 & 3. Pursuant to this Agreement, after certain exploration activities, Sigma will assign us an undivided 5.3333/32nds (11.359% net) interest in the wells, which includes a 68% net revenue interest in the property. No assignments will be given for dry holes.

Residential property held for sale
As of the December 31, 2005, we own one residential property located at 315 East 920 South, Layton, Utah 84041. The 3,500 square foot, two-story residence has 5 bedrooms and the estimated value as of December 31, 2005 was $195,000. The line-of-credit due on the property as of December 31, 2005 totaled approximately $152,000. We sold this property in the first quarter of 2006.

Office Location
As of April 1, 2005, we moved our headquarters to 8765 Aero Drive, Suite 221, San Diego, California 92123. We entered into a 13 month lease agreement for approximately 1,391 square feet, and pre-paid the entire amount due under the lease which totaled approximately $30,000. As of the date of this report, we had not renewed this lease.

ITEM 3. LEGAL PROCEEDINGS
The Company and its former president were named as respondents in a complaint filed by the Securities and Exchange Commission ("SEC"). The civil suit, SEC v. Wolfson, et. al., case number 2:03 CV 0914K, was filed in the United States District Court for the District of Utah. The complaint alleged that the Company and its president failed to accurately and fully disclose the nature of our relationship with the Sukumo Group, Inc. and to timely disclose the execution of the Offshore Purchase Agreement. The complaint further alleged that our president took actions in 2003 to manipulate the price of our stock in the marketplace. The proposed settlement orders our former president, John chapman, to pay a civil penalty of $120,000 in installments over a one year term and prohibits him from serving as an officer or director of any publicly held company and from participating in the issuance of any penny stock. The proposed settlement agreement has not been accepted by the U.S. District Court as of the date of this filing.

Mr. Chapman, our former president, was named as a respondent in a complaint filed by the SEC. The civil suit, SEC v. Allen Z. Wolfson, et. al., case number 2:02 CV 1086 (TC), was filed in the United States District Court for the District of Utah. The complaint alleged that Mr. Chapman, while the Company's president, took actions in 2003 to manipulate the price of our stock in the marketplace. The proposed settlement held Mr. Chapman liable for disgorgement of $64,714, representing profits gained as a result of the conduct alleged in the complaint, plus interest in the amount of $16,785 and a civil penalty of $120,000, payable in installments over a one year term. Additionally, the proposed settlement barred Mr. Chapman from participating in the issuance of any penny stock.

Mr. Chapman, while serving as president, executed the proposed settlement agreement for case number 2:02 CV 1086 (TC) and submitted it to the SEC for approval. The proposed settlement agreement was accepted and filed with the U.S. District Court on April 18, 2005. As required by the final agreement, Mr. Chapman resigned from the Board of Directors and from his positions as President and Chief Executive Officer effective May 6, 2005. Dennis Thompson, a member of the Board of Directors, was named as President and Chief Executive Officer to replace Mr. Chapman. We filed a Form 8-K dated May 6, 2005 to report these events.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the Electronic Bulletin Board under the symbol, DVFN.OB (formerly DFRL.OB, DFRC.OB and ELOC.OB). Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following tables set forth the high and low sale prices for our common stock as reported on the Electronic Bulletin Board for the periods indicated.

	BID PRICES
PERIOD	HIGH	LOW

2005
First Quarter	$0.0005	$0.0001
Second Quarter	0.0001	0.0001
Third Quarter - pre reverse split (1)	0.0001	0.0001
Third Quarter - post reverse split (1)	0.06	0.019
Fourth Quarter	0.06	0.015

2004 (1)
First Quarter	$0.17	$0.005
Second Quarter	0.0089	0.0007
Third Quarter	0.0015	0.0001
Fourth Quarter - pre reverse split (2)	0.0002	0.0001
Fourth Quarter - post reverse split (2)	0.03	0.0002

(1) Our Board of Directors authorized a 1 for 2,000 reverse split of our common stock on July 11, 2005 which became effective August 25, 2005. The high and low prices for the Third Quarter are divided into pre and post reverse split periods, the prior prices were not adjusted to reflect the effects of the reverse split. The 2004 high and low bid prices were not adjusted for this reverse split.

(2) Our Board of Directors authorized a 1 for 1,000 reverse split of our common stock on November 1, 2004. The high and low prices for the Fourth Quarter are divided into pre and post reverse split periods, the prior prices were not adjusted to reflect the effects of the reverse split.

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission. Such quotes are not necessarily representative of actual transactions or of the value of our common stock, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

Shareholders

As of March 15, 2006, there were an estimated 358 holders of record of our common stock. Certain of the shares of common stock are held in street name and may, therefore, be held by several beneficial owners.

Dividends

Since the year end December 31, 2003, we have not declared any cash dividends.

On April 30, 2002, shareholders of record on that date became entitled to receive a stock dividend of one share of eLocity, Inc., for every share of our stock they held.. The spin-off shares are being held in escrow with eLocity, Inc., and will not be distributed until eLocity, Inc. completes a registration statement.

We have never paid a cash dividend on our common stock. The payment of dividends may be made at the discretion of our Board of Directors, and will depend upon, among other things, our operations, capital requirements, and overall financial condition.

Description of Securities

As of March 15, 2006, there were 2,381,323 shares of common stock, no par value, issued and outstanding. Of those shares at least 360,008 shares are restricted securities of DFRC within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by us in private transactions not involving a public offering. Our affiliates hold 321,769 of the restricted securities which may only be sold pursuant to a registration statement or pursuant to Rule 144.

In general, under Rule 144, as currently in effect, subject to the satisfaction of certain other conditions, a person, including an affiliate of ours (in general, a person who has a control relationship with us) who has owned restricted securities of common stock beneficially for at least one year is entitled to sell, within any three-month period, that number of shares of a class of securities that does not exceed the greater of (i) one percent (1%) of the shares of that class then outstanding or, if the common stock is quoted on NASDAQ, (ii) the average weekly trading volume of that class during the four calendar weeks preceding such sale. A person who has not been an affiliate of ours for at least the three months immediately preceding the sale and has beneficially owned shares of common stock for at least two (2) years is entitled to sell such shares under Rule 144 without regard to any of the limitations described above.

No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing from time-to-time. Sales of substantial amounts of common stock on the public market could adversely affect the prevailing market price of the common stock.

On February 24, 2004, the Board of Directors approved an amendment to the Certificate of Incorporation of the Company to increase the number of authorized common shares from 200,000,000 to 10,000,000,000. The increase was approved by a holder of the majority of the issued and outstanding shares of common stock, notice of the increase was provided to all shareholders of record and a Certificate of Amendment was filed with the State of Delaware.

1 for 2,000 Reverse Split

Effective August 25, 2005, we completed a 1 for 2,000 reverse split of our common stock. We filed an Information Statement to disclose the reverse stock split and reflected the approval of our Board of Directors. All fractional shares will be rounded up to the nearest whole shares. As a result of the reverse split, our common shares began trading on the OTC Bulletin Board under the symbol "DVFN.OB".

1 for 1,000 Reverse Split

On November 1, 2004, we completed a 1 for 1,000 reverse split of our common stock. We filed an Information Statement to disclose the reverse stock split and reflected the approval of our Board of Directors. All fractional shares will be rounded up to the nearest whole shares. As a result of the reverse split, our common shares began trading on the OTC Bulletin Board under the symbol "DFLR.OB".

1 for 200 Reverse Split

On February 7, 2003, we attempted to effect a 1 for 200 reverse split of our common stock, but failed to give proper notice to our shareholders. To rectify this, we furnished an information statement dated May 29, 2003 to all holders of our common stock. The information statement disclosed that our Board of Directors had authorized the reverse stock split and that shareholders holding in excess of 50% of our outstanding common stock had provided a written consent, approving the reverse stock split for all shareholders of record on May 29, 2003, with fractional shares being rounded up to the next whole share. The reverse stock split was accordingly effected as of July 7, 2003. All fractional shares have been rounded up to the nearest whole share. Our common stock then began trading on the OTC Bulletin Board under the symbol "DFRC.OB".

Preferred Stock

On September 16, 2004, the Company filed with the Delaware Secretary of State a Certificate of Designation of the Rights and Preferences of Preferred Stock of Diversified Financial Resources Corporation. This designation created 200,000,000 shares, no stated par value, of Series B Convertible Preferred Stock, out of the 200,000,000 authorized shares of preferred stock of the Company.

The Series A Convertible Preferred Stock has the following rights and privileges:
1.
The shares are convertible at the option of the holder at any time into common shares, at a conversion rate of one share of Series A Convertible Preferred Stock for 100 shares of common stock for a period of 10 years from the issuance date.

2.	Requires two-thirds voting majority to authorize changes to equity.
3.	Redemption provision at option of directors for $10 per share plus the greater of $3 per share or 50% of market capitalization divided by 2,000,000.
4.	The holders of the shares are entitled to one hundred (100) votes for each share held.
5.	Upon the liquidation of the Company, the holders of the shares will be entitled to receive $10 per share plus redemption provision before assets distributed to other shareholders.
6.	The holders of the shares are entitled to dividends equal to common share dividends.

The Series B Convertible Preferred Stock has the following rights and privileges:
1.	The shares are not convertible into any other class or series of stock.

2.	The holders of the shares are entitled to five hundred (500) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding.

3.	Upon the liquidation of the Company, the holders of the shares will be entitled to receive $.001 per share plus redemption provision before assets distributed to other shareholders.

4.	The holders of the shares are entitled to dividends equal to common share dividends.

5.
Once any shares of Series B Convertible Preferred Stock are outstanding, at least two-thirds of the total number of shares of Series B Convertible Preferred Stock outstanding must approve the following transactions:

a)	Alter or change the rights, preferences or privileges of the Series B Preferred Stock.

b)	Create any new class of stock having preferences over the Series B Preferred Stock.

c)	Repurchase any of the Company's common stock.

d)	Merge or consolidate with any other Company, except wholly-owned subsidiaries of the Company.

e)
Sell, convey or otherwise dispose of , or create or incur any mortgage, lien, or charge or encumbrance or security interest in or pledge of, or sell and leaseback, in all or substantially all of the property or business of the Company.

f)
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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
We began 2005 operating as a holding company. Our primary objectives involved creating and managing a diverse and comprehensive portfolio of companies operating in key industry sectors. We did not meet our primary objectives in 2005. As a result, during 2005 we placed all of our real estate properties for sale, and discontinued the operations of all of our subsidiaries. Our operations from continuing activities in 2005 and going forward in 2006 consist of activities related to our investment in an oil and gas property in Texas.

RESULTS OF CONTINUING OPERATIONS

Revenues

We had no revenues in 2005 compared to $10,000 of revenue in 2004. We are attempting to establish sources of revenue for future periods by maximizing our investment and return on our oil and gas investment in Texas. We sold or disposed of all but one of our real estate holdings by year end, and the results of discontinued operations are discussed below.

Expenses

General and administrative expenses decreased from $5.0 million in 2004 to $881,000 in 2005, a decrease of $4.1 million, or 82%. The decrease in general and administrative expense results from the following:

During 2004, we issued 30 million (15 shares post 1 for 1,000 and 1 for 2,000 reverse splits) restricted common shares to Mr. Chapman, the Chairman of the Board, CEO, and President at that time, and recorded $2.4 million in expense. The shares were issued as compensation for Mr. Chapman’s continuing efforts to identify business opportunities for us. In 2005, we did not issue Mr. Chapman’s any shares related to efforts to identify business opportunities.

During 2004, we hired seven additional employees and consultants in order to move forward with the bottled water business opportunity and the Mexican mining business opportunity identified by Mr. Chapman, and recorded $732,000 of expense. By December 2004, many of the employees and consultants were no longer with the Company because we did not acquire the bottled water business, and we do not expect expenses for employees and consultants to continue at this level in the future. During 2005, we recorded $216,000 of expense for services of our employees and consultants, for a decrease of $516,000 in general and administrative expense.
The Company and Mr. Chapman were named as respondents in legal proceedings initiated by the Securities and Exchange Commission in October 2003. See Item 3. Legal Proceedings and Note 7 to the audited financial statements for further discussion on these legal proceedings. Proposed settlement agreements were submitted in 2004, and the Company recorded $305,000 of expense related to the settlement agreements. The Company did not record any expense related to the settlement agreements in 2005. The Company does not anticipate future penal actions.

Mr. Chapman’s salary increased from $20,000 per month to $50,000 per month effective April 1, 2004. We recorded compensation expense for Mr. Chapman’s salary of $510,000 in 2004. Mr. Chapman resigned from his director and officer positions in May 2005, and we recorded $209,000 of compensation expense during 2005, for a decrease of $301,000 in general and administrative expenses.

During 2004, we issued 500 million (750 shares post 1 for 1,000 and 1 for 2,000 reverse splits) restricted common shares each to the three members of the Board of Directors, and recorded expense of $300,000. During 2005, we issued 70 million (35,000 shares post 1 for 2,000 reverse split) restricted common shares each to the three members of the Board of Directors, and recorded expense of $21,000, for a decrease of $279,000 in general and administrative expense.

Year over year, we also had decreases in legal expenses ($66,000), bad debt ($60,000), rent ($27,000), and general corporate overhead ($150,000). Year over year our accounting and audit related fees increased by $48,000 due to our restatement of prior year filings.

Liabilities

Our current liabilities decreased from $3.3 million in 2004 to $2.0 million in 2005, or $1.3 million. During 2005, we sold several of our properties that were held-for-sale on which we carried mortgages or lines of credit, and current liabilities decreased $1.1 million as a result of these dispositions. Our accrued liabilities decreased by $218,000 as a result of payments made or issuance of stock in satisfaction of the liabilities. The litigation settlement payable decreased by $176,000 because Mr. Chapman paid the liability on our behalf. We had an increase in accounts payable and accrued payroll and taxes of $218,000 which offset the foregoing decreases.

Cash Flows

Cash flows provided by operations totaled $189,000 in 2005 compared to cash flows used in operations $1.2 million in 2004. Cash flows provided by operations in 2005 relate primarily to monies received from related parties which are included in changes in assets and liabilities. Cash flows used in operating activities for 2004 are primarily attributable to the operating expenses related to the investigation and due diligence review of the mining interests, property and real estate interests that DFRC acquired or investigated during 2004.

Cash flows used in investing activities totaled $159,000 in 2005 compared to cash flows provided by investing activities of $9,000 in 2004. In 2005, we used funds to pay off notes payable that we issued in 2004, to acquire the mining interests in Texas, and to purchase a small amount of equipment. Offsetting these amounts in 2005, was the redemption of money funds that we purchased in 2004.

Cash flows used by financing activities totaled $162,000 in 2005 compared to cash flows provided by financing activities in 2004 if $1.1 million. In 2004, we raised more capital through the issuance of stock than we did in 2005.

RESULTS OF DISCONTINUED OPERATIONS

During 2004, we operated all of our subsidiaries as continuing operations. During 2005, we put all of our real estate properties up for sale, and we failed in our attempt to acquire certain mining interests in Mexico. As of December 31, 2005, we have discontinued the operations of all of our subsidiaries, and there is one residential property that we are holding for sale. Future operations for the discontinued entities should be limited to the sale of the remaining property and the dissolution of the companies.

Following is a discussion of the results of discontinued operations, which are detailed in Note 16 to the Consolidated Financial Statements.

Revenue, consisting primarily of rental revenue on the real estate properties, decreased from $51,000 in 2004 to $7,000 in 2005 as a result of our not leasing the properties while we were trying to sell them. General and administrative expense decreased from $156,000 in 2004 to $120,000 in 2005 because property management and related expenses were lower. Less effort was required to manage and operate the properties while they were not leased. Mining expenses, related to our attempted acquisition of certain mining interests in Mexico, decreased from $383,000 in 2004 to $197,000 in 2005. Once we were not able to acquire the mining interests in Mexico, the related expenditures ceased. We recorded an impairment loss in 2004 to write-down the value of our real estate properties, and had no such loss in 2005. Our interest expense decreased from $93,000 in 2004 to $64,000 in 2005 because the debt associated with our real estate properties was either paid off or assumed during the sale transactions.

In 2004, we recorded a $273,000 loss when we executed a deed in lieu of foreclosure on our property in Wichita, KS,. In 2005, we sold our Salt Lake Development Corporation subsidiary, and all but one of our real estate properties, resulting in a total gain of $903,000. The individual sale transactions are discussed in Note 16 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had current assets of $29,000 and current liabilities of $2.0 million. The purchase price payable of $1.0 million is to be satisfied through the issuance of common stock by June 2006, and the issuance of enough shares to satisfy this obligation would have a significant dilutive effect. Our accounts payable and accrued payroll and taxes total $631,000, and we have a line-of-credit totaling $152,000 on which we are often delinquent in making payments.

We will need to raise significant additional operating capital to finance our operations and to acquire sources of operating revenues. Our poor financial condition will make raising capital very difficult and expensive.

During 2005 and 2004, our Board of Directors authorized the issuance of 1,855,000,000 (pre reverse split) shares and 1,956,799,270 (pre reverse split(s)) shares of common stock as compensation to various individuals for services rendered to the Company. All the shares were issued pursuant to the S-8 Registration Statement of the Company. The shares were issued as compensation to employees, consultants, and advisors to the Company due to the lack of cash flow from the Company's operations and to retain the services and provide timely payment of obligations to those individuals.

EVENTS SUBSEQUENT TO THE BALANCE SHEET DATE

We sold our residential property in Layton, Utah in January 2006. The sales price was $195,000, and after paying off the line of credit and closing costs, we received $16,000.

On February 14, 2006, we executed a 16% note payable with Mr. Surber for $75,000. The note and accrued interest are due March 1, 2008. The note is convertible into common stock of the company at a conversion price of 70% of the closing bid price.

On February 17, 2006, our legal representatives performed a cashless exercise of 500,000 shares of common stock, resulting in our obligation to issue them 291,667 shares of common stock. We have not issued the common stock as of the date of this report. The 291,667 shares represent over 12% of our outstanding common stock.

On March 17, 2006, Mr. Thompson resigned as our President and CEO, and Mr. Casey resigned from the Board of Directors. Also on March 17, 2006, we appointed Elson Soto Jr. as our President and to our Board of Directors.

On March 20, 2006, we executed an 8% note payable with Mr. Surber for $34,500. The note and accrued interest are due April 20, 2006. If the note and interest are not fully paid by April 20, 2006, the interest on any unpaid balance increases to 15%.

ABILITY TO CONTINUE AS A GOING CONCERN

Our ability to continue as a going concern is in doubt. We currently have no sources of significant operating revenues. We have incurred losses from our operations in each of the last three years. Our financial condition and low stock price make raising capital difficult and expensive. In order to continue as a going concern, we need to substantially decrease operating expenses, increase operating income, and raise significant additional capital.

There is no assurance that we will be able to accomplish all or any of these items. In the event that these events do not take place, we will in all probability not be able to continue as a going concern in calendar year 2006.

ITEM 7. FINANCIAL STATEMENTS

DIVERSIFIED FINANCIAL RESOURCES CORPORATION

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Diversified Financial Resources Corporation,

We have audited the accompanying consolidated balance sheets of Diversified Financial Resources Corporation (Company) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Diversified Financial Resources Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed further in Note 1, the Company has incurred significant losses. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mendoza Berger & Company, LLP
Mendoza Berger & Company, LLP

Irvine, California
March 27, 2006

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET

December 31, 2005
ASSETS
Current assets:
Cash	$3,968
Receivable - JR Chapman	3,519
Note receivable	10,011
Prepaid expenses	11,901
Total current assets	29,399

Property and equipment, net	1,035
Note receivable	103,890
Oil and gas investment	39,000
Assets held for sale	111,255

$284,579

December 31, 2005

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$224,781
Accrued payroll and taxes	406,668
Accrued expenses	47,583
Litigation settlement payable	120,000
Line-of-credit	151,901
Purchase price payable	1,000,000
Notes payable - related parties	48,586
Total current liabilities	1,999,519

Commitments and contingencies

Stockholders' deficit
Preferred stock; 200,000,000 shares authorized at December 31, 2005; designated as Series A and Series B
Series A; par value $.001; 1,000,000 shares authorized at December 31, 2005; 13,150 shares issued and outstanding at December 31, 2005	13
Series B; no par value; 50,000,000 shares authorized at December 31, 2005; 12,100,000 shares issued and outstanding at December 31, 2005	1,210
Common stock; no par value; 10,000,000,000 shares authorized at December 31, 2005; 2,381,323 shares issued and outstanding at December 31, 2005	18,983,075
Additional paid-in capital	405,086
Accumulated other comprehensive loss	(65,001)
Accumulated deficit	(21,039,323)
Total stockholders' deficit	(1,714,940)

$284,579

See accompanying notes

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
STATEMENTS OF OPERATIONS

	Years ended
	December 31,
	2005	2004

Revenue	$-	$9,640
General and administrative expenses	880,544	4,958,796
Loss from continuing operations	(880,544)	(4,949,156)

Interest expense	(52,286)	(57,765)
Gain on sale of note receivable	30,000	-
Net loss before provision for income taxes on continuing operations and discontinued operations	(902,830)	(5,006,921)

Provision for income taxes on continuing operations	-	-
Net loss from continuing operations	(902,830)	(5,006,921)

Income (loss) from discontinued operations, net of taxes	528,878	(921,048)
Net loss	$(373,952)	$(5,927,969)

Net loss per share - basic and diluted:
From continuing operations	$(0.42)	$(100.17)
From discontinued operations	0.25	(18.43)
Net loss per share - basic and diluted	$(0.17)	$(118.60)

Weighted average number of common shares outstanding - basic and diluted	2,156,209	49,985

See accompanying notes.

DIVERSIFIED FINANCIAL RESOURCES CORP.
STATEMENTS OF STOCKHOLDERS' DEFICIT
Years ended December 31, 2005 and 2004

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Additional paid-in capital	Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount

Balances at December 31, 2003	13,150	$13	-	$-	6	$13,561,261	$131,487	$(45,453)	$(14,737,402)	$(1,090,094)

Issuance of common stock for:
Cash, compensation, and construction costs	-	-			126,223	1,732,063	-	-	-	1,732,063
Services	-	-			852,176	3,062,587	-	-	-	3,062,587
Other - accounts payable and MTC agreement	-	-			62,395	134,164	-	-	-	134,164

Comprehensive loss:
Net loss	-	-			-	-	-	-	(5,927,969)	(5,927,969)
Other comprehensive loss on investments, available for sale	-	-			-	-	-	(18,496)	-	(18,496)

Balances at December 31, 2004	13,150	$13	-	$-	1,040,800	$18,490,075	$131,487	$(63,949)	$(20,665,371)	$(2,107,745)

Issuance of preferred stock for:
Accrued rent owed to JR Chapman			4,000,000	400			97,100			97,500
Compensation to Dennis Thompson			8,100,000	810						810

Issuance of common stock for:
Cash, compensation, and construction costs					1,105,523	446,000				446,000
Services					20,000	4,000				4,000
Other - accrued salary owed to JR Chapman					215,000	43,000				43,000

Liability to SEC paid by JR Chapman							176,499			176,499

Comprehensive loss:
Net loss									(373,952)	(373,952)
Other comprehensive loss on investments, available for sale								(1,052)		(1,052)

Balances at December 31, 2005	13,150	$13	12,100,000	$1,210	2,381,323	$18,983,075	$405,086	$(65,001)	$(21,039,323)	$(1,714,940)

See accompanying notes.

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(373,952)	$5,927,969)
Adjustments to reconcile net loss to net cash used
in operating activities:
Stock compensation expense	98,985	3,473,816
Depreciation	3,527	621
Uncollectible notes receivable	-	59,731
Adjustments for discontinued operations	400,156	363,727
Changes in assets and liabilities:
Receivables	177,936	(4,634)
Prepaid expenses	(11,377)	(524)
Deposits	-	-
Accounts payable	104,991	122,432
Accrued payroll	164,783	284,885
Accrued expenses	(80,470)	177,970
Litigation settlement payable	-	296,499
Related party payables	130,000	101,250
Changes in assets and liabilities of discontinued operations	(425,431)	(196,342)
Net cash provided by (used for) operating activities	189,148	(1,248,538)

Cash flows from investing activities
Redemption of money funds	55,252	(55,252)
Proceeds from (payments on) notes	(60,000)	60,000
Purchase of equipment	(2,699)	(2,484)
Purchase of oil and gas interest	(39,000)	-
Investing activities of discontinued operations	(112,552)	6,452
Net cash provided by (used for) investing activities	(158,999)	8,716

Cash flows from financing activities
Increase (decrease) in lines-of-credit	-	-
Principal payments on notes payable	-	-
Issuance of common stock	344,250	1,113,641
Financing activities of discontinued operations	(506,185)	253,929
Net cash provided by (used for) financing activities	(161,935)	1,367,570

Net increase (decrease) in cash	(131,786)	127,748

Cash at beginning of year	135,754	8,006
Cash at end of year	$3,968	$135,754

See accompanying notes.

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Presentation, Current Operating Environment and Significant Accounting Policies

Organization

Diversified Financial Resources Corporation (“DFRC”) was organized under the laws of the State of Delaware on January 6, 1993. We have three subsidiaries: Diversified Holdings-XIX, Inc. (Diversified), a real-estate holding company; International Natural Resources Corp, a mining operation holding company; and Wichita Development Corporation (“Wichita”), a real estate holding company. Wichita has one subsidiary Wichita Properties Corporation, (“WPC”), and sold its majority interest in its other subsidiary, Salt Lake Development Corporation (“SLDC”) in 2005.

As of December 31, 2005, the operations of our subsidiaries have been discontinued. As of December 31, 2005, we sold or otherwise disposed of all of our real estate holdings except for one residential house in Utah.

Going forward, our operating focus will be on acquiring oil and gas properties, or other mining interests.

Going Concern

For the years ended December 31, 2005 and 2004, we generated almost no revenues from continuing operations; and had net losses from continuing operations of $903,000 and $5.0 million, respectively.

As of December 31, 2005, we had an accumulated deficit of $21.0 million and negative working capital of $2.0 million. At present, we have no sources of significant operating revenue, and we expect to continue to incur losses and negative cash flows from operating activities through the foreseeable future.

Our future cash resources, which may be limited to borrowings from related parties and sales of debt or equity securities, may not be sufficient to cover our future operating expenses. Our lack of a proven operating history and our low stock price make raising capital very difficult and expensive. As a result, payments to vendors, lenders, and employees have been delayed.

These factors, as well as the risk factors set out elsewhere in our Annual Report on Form 10-KSB, raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management intends to fund operations through the issuance of additional equity or debt instruments. There can be no assurance that management’s plans will be successful.

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

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

We evaluate our long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets". Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets and is recorded in the period in which the determination was made.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (R), “Accounting for Stock-Based Compensation.” SFAS No. 123 (R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS No. 123 (R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No. 123 (R), only certain pro forma disclosures of fair value were required. SFAS No. 123 (R) shall be effective for all of our interim and annual reporting periods commencing on November 1, 2006 and is expected to have a material impact on our financial statements during the fiscal year 2007 and thereafter.

We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting for our stock-based compensation. Stock options issued to non-employees are recorded at their fair value as determined in accordance with FAS No. 123, Accounting for Stock-based Compensation, and Emerging Issues Task Force, or EITF, Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS

Adjusted pro forma information regarding net income is required by SFAS 123, and has been determined as if we had accounted for our employee stock-based compensation under the fair value method of that Statement. The weighted average fair values of options granted during 2005 and 2004 were $.00015 and $.0005, respectively. The fair value for these options was estimated at the date of grant using the Black-Scholes method for option pricing with the following weighted-average assumptions for 2005 and 2004.

	Years ended December 31,
	2005	2004

Risk-free interest rate	2.715	1.41
Dividend yield	-	-
Volatility factor	1381%	2027	%
Weighted-average expected option life	7 days	7 days

For purposes of adjusted pro forma disclosures, the estimated fair value of the stock-based compensation is amortized to expense over the vesting periods of the granted options.  Our adjusted pro forma information is as follows:

	Years ended December 31,
	2005	2004
Net loss, as reported	$(373,952)	$(5,927,969)
Pro forma FAS 123R compensation expense	(279,000)	(1,881,000)
Adjusted pro-forma net loss	$(652,952)	$(7,808,969)
Adjusted pro forma net loss per share (basic and diluted)	$(0.30)	$(156.23)

The pro forma effects on net income for 2005 and 2004 are not likely to be representative of the effects on reported net income or loss in future years. In management’s opinion, existing stock option valuation models do not provide a reliable single measure of the fair value of employee stock options that have vesting provisions and are not transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Changes in such subjective input assumptions can materially affect the fair value estimate of employee stock options.

Revenue Recognition

Rental revenue is generally recognized at the time rents are invoiced and collection is reasonably assured. This policy meets the criteria of Staff Accounting Bulletin 101 in that there is persuasive evidence of an existing contract or arrangement, services have been provided, the price is fixed and determinable and collection is reasonably assured.

Income Taxes

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards.

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS

Comprehensive Loss

Under SFAS No. 130, Reporting Comprehensive Income or Loss, the reporting and display of comprehensive loss and its components is required in the financial statements. For the periods presented in the accompanying consolidated financial statements, we classify unrealized holding gains and losses as a separate component of accumulated other comprehensive income.

Net Loss Per Share

The computation of basic net loss per common share is based on the weighted average number of shares outstanding during the year.

The computation of diluted net loss per common share is based on the weighted average number of shares outstanding during the year plus the common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year.

Common stock equivalents are not included in the diluted net loss per share calculation because their effect is anti-dilutive.

Fair Value of Financial Instruments

Our financial instruments consist of cash, receivables, payables, lines-of-credit and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of the lines-of-credit and the notes payable approximates fair value as the instruments bear interest at market interest rates.

Note 2 - Investments

Investments, classified as available-for-sale, consist of the following:

December 31, 2005

Investments, at cost	$65,001
Unrealized holding loss	(65,001)
Investments, at fair value	$-

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS

Changes in the unrealized holding loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

December 31, 2005

Balance at beginning of year	$(63,949)
Unrealized holding loss	(1,052)
Balance at end of year	$(65,001)

Note 3 - Letter of Intent to acquire Mining Interests in Mexico

On October 30, 2004, we entered into a Letter of Intent with John Chapman ("Chapman") and Dennis Thompson ("Thompson"), as individuals, both of whom were officers and directors of the Company at the time, to acquire the maximum interest allowable under Mexican Law, but not less than a controlling interest, in Amermin S.A. de C.V. ("Amermin"). As consideration for the transfer of ownership in Amermin to us, Chapman and Thompson were to retain a collective 27% royalty interest in the mining interests of Amermin, subject to certain limitations. The royalty interest was to be based on the net value of the minerals extracted and the net smelting revenues.

As a condition precedent to the transfer of ownership in Amermin from Chapman and Thompson to us, Chapman and Thompson needed to acquire the interest in Amermin from the current owners who were not related parties. The parties entered into a Letter of Intent for the transfer of ownership in Amermin on October 30, 2004. As consideration for the transfer of ownership in Amermin from the current owners to Chapman and Thompson, the current owners were to retain a collective 10% royalty interest in the mining interests of Amermin, subject to certain limitations. The royalty interest was to be based on the net value of the minerals extracted and the net smelting revenues.

As a condition precedent to the transfer of ownership in Amermin from its current owners to Chapman and Thompson, certain mining interests owned by Minera Tres de Mayo S.A. de C.V. ("Minera) were to be acquired by Amermin. Minera, the current owners of Amermin, Chapman and Thompson entered into a Mining, Exploration and Purchase Option Agreement ("Purchase Agreement") for the transfer of certain mining interests and assets in Mexico to Amermin.

The Purchase Agreement provided a four-month exclusive option to the current owners of Amermin to acquire the mining interests and assets in Mexico. The option period began December 16, 2004. Consideration for the exclusive option was $300,000, and we paid this amount in December 2004. These funds were non-refundable, and were used to establish the existence of proven reserves at the mine. We incurred expenses of $82,789 in 2004 related to establishing the existence of proven reserves at the mine.

The Purchase Agreement provided for a purchase price of USD $1.2 million, $500,000 of which was due upon exercise of the option and payment of the remaining $700,000 was to be made monthly beginning four months after the option exercise, and in amounts ranging from USD $50,000 to USD $100,000. The option period expired April 16, 2005, and we did not make payment of the $500,000 to exercise the option.

We were not able to complete this transaction, and all efforts related to the agreements have ceased. We made payments under the agreements and incurred expenses related to the agreements totaling $197,000.

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 4 - Note Receivable

In connection with the sale of our majority interest in SLDC in 2005 as discussed in Note 14 , we retained the right to all proceeds and rights of a promissory note in the amount of $116,977 made payable to SLDC or its assignees, arising from the sale or transfer of four condominium units located in Ogden, Utah.

The note is payable in regular monthly installments of $817.92 or more, continuing each month until the principal balance has been paid in full, together with interest on the unpaid principal balance at the rate of 7.5 % per annum, with such interest to be paid on the installment due dates and in addition to said installment. The note and all accrued interest is due August 10, 2007.

The amount of the note receivable classified as current represents 12 monthly payments plus unpaid interest as of December 31, 2005.

Note 5 - Property and Equipment

Property and equipment consists of computer equipment that is being depreciated over an estimated useful life of three years.

Note 6 - Oil and gas investment

On September 30, 2005, we entered into an Investment Agreement with Sigma Energy and Exploration, whereby we invested $39,000 in an interest in Shannon GG Lease Wells 2 & 3. Pursuant to this Agreement, after certain exploration activities, Sigma will assign us an undivided 5.3333/32nds (11.359% net) interest in the wells, which includes a 68% net revenue interest in the property. No assignments will be given for dry holes.

Note 7 - Litigation Settlement Payable

The Company and its former president were named as respondents in a complaint filed by the Securities and Exchange Commission ("SEC"). The civil suit, SEC v. Wolfson, et. al., case number 2:03 CV 0914K, was filed in the United States District Court for the District of Utah. The complaint alleged that the Company and its president failed to accurately and fully disclose the nature of our relationship with the Sukumo Group, Inc. and to timely disclose the execution of the Offshore Purchase Agreement. The complaint further alleged that our president took actions in 2003 to manipulate the price of our stock in the marketplace. The proposed settlement orders our president to pay a civil penalty of $120,000 in installments over a one year term and prohibits him from serving as an officer or director of any publicly held company and from participating in the issuance of any penny stock. The proposed settlement agreement has not been accepted by the U.S. District Court as of the date of this filing. We recorded a liability of $120,000 for the proposed settlement amount in 2004.

Mr. Chapman, our former president, was named as a respondent in a complaint filed by the SEC. The civil suit, SEC v. Allen Z. Wolfson, et. al., case number 2:02 CV 1086 (TC), was filed in the United States District Court for the District of Utah. The complaint alleged that Mr. Chapman, while the Company's president, took actions in 2003 to manipulate the price of our stock in the marketplace. The proposed settlement held Mr. Chapman liable for disgorgement of $64,714, representing profits gained as a result of the conduct alleged in the complaint, plus interest in the amount of $16,785 and a civil penalty of $120,000, payable in installments over a one year term. Additionally, the proposed settlement barred Mr. Chapman from participating in the issuance of any penny stock.

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS

Mr. Chapman, while serving as president, executed the proposed settlement agreement for case number 2:02 CV 1086 (TC) and submitted it to the SEC for approval. The proposed settlement agreement was accepted and filed with the U.S. District Court on April 18, 2005. As required by the final agreement, Mr. Chapman resigned from the Board of Directors and from his positions as President and Chief Executive Officer effective May 6, 2005. Dennis Thompson, a member of the Board of Directors, was named as President and Chief Executive Officer to replace Mr. Chapman. We filed a Form 8-K dated May 6, 2005 to report these events.

The amount due under the final agreement totaled $201,499. In 2004, we paid $25,000 and recorded a liability of $176,499 for the remainder. As of the date of this filing, Mr. Chapman made all of the required payments under the final agreement, and is not seeking reimbursement from us. Accordingly, we recorded the $176,499 as a capital contribution in 2005.

Note 8 - Line-of-Credit

Our line of credit, secured by real estate, bearing interest at an annual rate of 12.75%, has been cancelled. We must continue to make monthly payments on the line-of-credit until the balance and interest are fully paid. We classified the line-of-credit as a current liability because of our inability to make timely payments in the prior periods. We paid off the line of credit in the first quarter of 2006 after we sold the property securing the debt.

Note 9- Purchase Price Payable

As part of the acquisition of Wichita Development Corporation in June 2003, we issued 1,148,251 (1 share post 1 for 1,000 and 1 for 2,000 reverse splits) shares of common stock, and guaranteed the resale value, such that within 36 months of the acquisition, we would issue sufficient additional shares so that the total value at liquidation of all shares issued would be $1,000,000. As of December 31, 2005, none of the shares had been liquidated, the value of the issued shares is negligible, and we are obligated to issue shares with a guaranteed value of $1,000,000 by June 30, 2006.

Note 10 - Preferred Stock

We are authorized to issue 200,000,000 shares of preferred stock with a par value of $.001. We have established two series of preferred shares, designated as Series A Convertible Preferred Stock, consisting of 1,000,000 shares, and Series B Convertible Preferred Stock, consisting of 50,000,000 shares.

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
NOTES TO FINANCIAL STATEMENTS

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

Note 11 - Common Stock

On February 23, 2004, our Board of Directors approved an increase in the number of authorized common shares from 200,000,000 to 10,000,000,000, and changed the par value from $.001 per share to no stated par value per share.

On October 12, 2004, our Board of Directors approved a 1-for-1,000 reverse common stock split. All common stock amounts and per share information have been retroactively adjusted to reflect this reverse common stock split in the accompanying consolidated financial statements.

On August 25, 2005, our Board of Directors approved a 1-for-2,000 reverse common stock split. All common stock amounts and per share information have been retroactively adjusted to reflect this reverse common stock split in the accompanying consolidated financial statements.

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS

As discussed in Note 9, we are obligated to issue common shares with an aggregate value of $1,000,000 by June 30, 2006.. As of December 31, 2005, the number of common shares required for issuance to satisfy the remainder of the $1,000,000 aggregate value totaled approximately 33.3 million.

On November 17, 2005, we entered into an Investment Agreement (the "Agreement") with Dutchess Private Equities Fund, LP (the "Investor"). This Agreement provides that, following notice to the Investor, we may put to the Investor up to $10,000,000 of our common stock for a purchase price equal to 95% of the lowest closing bid price of our common stock during the five day period following that notice. The number of shares that we are permitted to put pursuant to the Agreement is up to $100,000 per put. In connection with this Agreement, we agreed to register the shares issuable pursuant to the Agreement.

Note 12 - Common Stock Options

On January 29, 2004, we adopted the 2004 Benefit Plan of Diversified Financial Resources Corporation. Through October 11, 2004, the plan authorized the grant of stock options to eligible employees, directors, and other individuals to purchase up to an aggregate of 4,050,000,000 (pre reverse split(s) shares of stock. Options granted under the plan have an exercise price and term established by the Board of Directors at the date of grant. The plan is intended to advance our interests by attracting and helping to ensure the retention of competent directors, employees, and consultants, and to provide incentives to those individuals to devote their utmost efforts to the advancement of the Company.

On January 4, 2005, we adopted the 2005 Benefit Plan of Diversified Financial Resources Corporation. The plan authorizes the grant of stock options to eligible employees, directors, and other individuals to purchase up to an aggregate of 2,000,000,000 (pre-reverse split) shares of stock. Options granted under the plan have an exercise price and term established by the Board of Directors at the date of grant. The plan is intended to advance our interests by attracting and ensuring the retention of competent directors, employees, and consultants, and to provide incentives to those individuals to devote their utmost efforts to the advancement of the Company.

On June 13, 2005, we granted an option to purchase 1,000,000 shares at $.05 per share to our legal representatives for their services. The option is exercisable immediately, and expires December 31, 2010. The option is not subject to dilution based on any reverse split of our stock. As of December 31, 2005, this option had not been exercised.

A summary of option activity is presented below, as adjusted for the 1 for 1,000 reverse split that was effective November 1, 2004 and for the 1 for 2,000 reverse stock split that was effective August 25, 2005:
	Shares	Weighted Average Exercise Price

Outstanding as of December 31. 2003	-	$-
Granted	852,177	$2.10
Exercised	(852,177)	$2.10
Cancelled	-	$-
Outstanding as of December 31, 2004	-	n/a

Granted	1,927,500	$0.2200
Exercised	(927,500)	$0.4000
Cancelled	-	$-
Outstanding as of December 31, 2005	1,000,000	n/a

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 13 - Income Taxes

The difference between income taxes at statutory rates and the amount presented in the financial statements is a result of the following:
	Year ended December 31,
	2005	2004
Income tax benefit at statutory rate	$(1,696,000)	$(1,549,000)
Change in valuation allowance	1,696,000	1,549,000
	$-	$-

Deferred tax assets are as follows at December 31, 2005:

	Year ended December 31,
	2005	2004
Net operating loss carryforwards	$2,052,000	$1,905,000
Valuation allowance	(2,052,000)	(1,905,000)
	$-	$-

We have net operating loss carryforwards of approximately $6,500,000 which begins to expire in the year 2022. The amount of net operating loss carryforwards that can be used in any one year will be limited by significant changes in the ownership of the Company and by the applicable tax laws which are in effect at the time such carryforwards can be utilized.

Note 14 - Related Party Transactions

Stock issuances to the Board of Directors

During the year ended December 31, 2005, we issued 210,000,000 (105,000 shares post 1 for 2,000 reverse split) shares of restricted common stock to Board of Director members and recorded $21,000 as expense.

During the year ended December 31, 2004, we issued 1,500,000,000 (750 shares post 1 for 1,000 reserve split and 1 for 2,000 reverse split) shares of restricted common stock to Board of Director members and recorded $300,000 as expense.

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS

Transactions with J. R. Chapman

During 2005, we issued 4,000,000 Series B preferred shares to Mr. Chapman, then President and currently one of our consultants, as payment for accrued office rent from January 2004 to March 2005 totaling $97,500. The Series B preferred shares were valued at $400, and resulting in a benefit on the settlement of this liability totaling $97,100, which was credited to additional paid-in capital.

During 2005, we issued 430,000,000 shares (215,000 shares post 1 for 2,000 reverse split) of restricted common stock to Mr. Chapman, for payment of $43,000 of accrued salary owed to him. The issuance was carried out pursuant to Section 4 (2) of the Securities Act of 1933.

From January 2004 to May 2005, we leased approximately 1600 sq. ft. of office space located at Mr. Chapman’s residence. The term of the lease ran from May 2002 through May 2005. We recorded rent expense under this lease agreement totaling $32,500 and $78,000 during 2005 and 2004, respectively.

During 2004, we executed a Letter of Intent with Mr. Chapman and Mr. Thompson, both of whom were officers and directors of the Company at the time, to acquire certain mining interests in Mexico. See Note 3.

During 2004, we issued 30,000,000 shares (15 shares post 1 for 1,000 reserve split and 1 for 2,000 reverse split) of restricted stock to Mr. Chapman for acquisition-related services, and recorded $2.4 million as expense; and we issued 2,000,000,000 shares (1,000 shares post 1 for 1,000 reverse split and 1 for 2,000 reverse split) of restricted common stock to Mr. Chapman to satisfy accrued salary of $100,000.

Mr. Chapman's monthly salary was increased from $20,000 per month to $50,000 per month in April, 2004, and remained at $50,000 per month until his resignation in May 2005. We entered into a consulting agreement with Mr. Chapman in May 2005 that provides for monthly payments of $4,500 per month. As of December 31, 2005, we owed Mr. Chapman accrued salary totaling $147,000. We recorded compensation expense, either in the form of salary or consulting fees, totaling $243,000 and $510,000 in 2005 and 2004, respectively.

From time to time, we borrow money from Mr. Chapman to cover immediate expenses, or advance him money for the same purpose. As of December 31, 2005, the receivable balance from Mr. Chapman was $3,500 and the payable to Mr. Chapman was $41,000.

Issuance of Stock to Dennis Thompson

During 2005, we issued 8,100,000 Series B preferred shares to Mr. Thompson as compensation for his acceptance to the position of President and for serving in that office for the following twelve months. The issuance was carried out pursuant to Section 4 (2) of the Securities Act of 1933. We recorded compensation expense of $810 related to the issuance of the shares.

During 2004, we executed a Letter of Intent with Mr. Chapman and Mr. Thompson, both of whom were officers and directors of the Company at the time, to acquire certain mining interests in Mexico. See Note 3.

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS

Transactions with companies controlled by Richard Surber

On April 1, 2005, we issued a $30,000 note bearing interest at 11.5% to Nexia Holdings, Inc. (“Nexia”) for cash. The note and accrued interest were due April 22, 2005. On May 11, 2005, we issued a $230,000 note bearing interest at 8% to West Jordan Real Estate Holdings, Inc (a subsidiary of Nexia Holdings, Inc.) in exchange for $100,000 in cash and the cancellation of two notes payable and accrued interest to Nexia Holdings, Inc., including the $30,000 note referenced above. The $230,000 note was forgiven on August 8, 2005 in connection with the SLDC sale and transaction, as set forth below.

On August 8, 2005, we, and on behalf of our subsidiaries, entered into a Stock Purchase and Release Agreement, as amended (the "Agreement"), with Diversified Holdings I, Inc., a Nevada corporation, West Jordan Real Estate Holdings, Inc., a Utah corporation and Hudson Consulting Group, Inc., a Nevada corporation (collectively, the "Purchaser"), whereby Diversified Holdings I would acquire our interest in our majority-owned subsidiary, Salt Lake Development Corporation ("SLDC"). SLDC owns a two story building of 15,000 square feet located at 268 West 400 South in Salt Lake City, Utah.

We had the building on the market for six months prior to the sale on August 8, 2005. Due to the building location and state of repair, we received very limited interest from prospective buyers, and we were unable to complete any sales transactions.

Once the Purchaser notified us of their interest in the building referenced above, we determined moving forward with the Agreement was in our best interest as we would be relieved of our mortgage payments while receiving fair consideration.

In exchange for the interest in SLDC, the Purchaser agreed to: (1) release us from principal and interest owed on promissory notes held by the Purchaser in the amounts of $230,000 and $150,000; (2) release us from debts owed to the Purchaser and its affiliates totaling $10,528; (3) in effect, assume the existing mortgage with First Bank of Beverly Hills of approximately $551,000; and (4) pay us $20,000 in cash. We also retained the right to all proceeds and rights of a promissory note in the amount of $116,977 made payable to SLDC or its assignees, arising from the sale or transfer of four condominium units located Ogden, Utah. The closing occurred on September 28, 2005.

During 2004, we executed a note payable with Nexia for $100,000; and issued 1,148,251 (1 share post 1 for 1,000 reverse split and 1 for 2,000 reverse split) shares to Nexia pursuant to the acquisition agreement for Wichita. See Note x - Purchase Price Payable.

During 2004, we issued 101,786,230 (49,395 shares post 1 for 1,000 reverse split and 1 for 2,000 reverse split) shares of common stock to Mr. Surber of Hudson Consulting Group, Inc. ("Hudson") to satisfy obligations under a consulting agreement between the Company and Hudson that provided for monthly payments of $7,500.

On September 4, 2003, we entered into a loan agreement with Creative Marketing Group, Inc. Said agreement was secured by a promissory note in the amount of $58,691, bearing simple interest of 2% per month. The promissory note was due on September 4, 2004. We attempted to collect the promissory note through December 31, 2004, but were unsuccessful. As of December 31, 2004, we reserved the full amount as uncollectible. We continued our collection efforts on the promissory note through the first half of 2005, and again were unsuccessful in our efforts. On July 13, 2005, we assigned the promissory note to Diversified Holdings I, Inc., a subsidiary of Nexia Holdings, for $30,000, and recorded this as a gain on the sale of the promissory note. Our inability to collect, combined with our cash flow requirements, necessitated the sale of the promissory note at the discounted value. To the best our knowledge, the promissory note remains uncollected.

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS

On February 14, 2006, we executed a 16% note payable with Mr. Surber for $75,000. The note and accrued interest are due March 1, 2008. The note is convertible into common stock of the company at a conversion price of 70% of the closing bid price.

On March 20, 2006, we executed an 8% note payable with Mr. Surber for $34,500. The note and accrued interest are due April 20, 2006. If the note and interest are not fully paid by April 20, 2006, the interest on any unpaid balance increases to 15%.

Note 15 - Supplemental Cash Flow Information

For the years ended December 31, 2005 and 2004, we paid interest of approximately $53,000 and $59,000, respectively.

No amounts were paid for income taxes during the years ended December 31, 2005 and 2004.

During the year ended December 31, 2005:
*	We issued 197,500 shares of common stock for services and recorded $45,000 as expense related to the issuances.

*	We recorded $53,000 of compensation expense related to the issuance and exercise of stock options.

*	We issued 215,000 shares of common stock to satisfy accrued salary totaling $43,000.

*	We issued stock for the prepayment of construction costs totaling $8,000.

During the year ended December 31, 2004:
*	We issued 3.9 billion (1.95 million shares post 1 for 2,000 reverse split) shares of common stock for services and recorded $3.1 million as expense related to the issuances.

*	We recorded $411,000 of compensation expense related to the issuance and exercise of stock options.

*
We executed a deed in lieu of foreclosure on its property in Wichita, KS and recorded a loss of $273,000 on the transaction, recorded a reduction in the related mortgage liability of $268,000, and wrote-off a deposit.

*	We issued 102 million (51,000 shares post 1 for 2,000 reverse split) shares of common stock to satisfy accounts payable totaling $126,000.

*	We reserved or wrote-off receivables totaling $60,000.

*	We issued stock for the prepayment of construction costs totaling $44,000.

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 16 - Discontinued operations

During 2005, we entered into purchase and sale agreements for all of our real estate properties, and we were not able to complete the acquisition of the mining interests in Mexico. We have discontinued the operations of all of our subsidiaries as of December 31, 2005.

We sold the following properties during 2005:

Sale of Salt Lake Development Corporation

As reported in our Form 8-K filing dated November 2, 2005, on August 8, 2005, we entered into a Stock Purchase and Release Agreement, as amended (the "Agreement"), with Diversified Holdings I, Inc., a Nevada corporation, West Jordan Real Estate Holdings, Inc., a Utah corporation and Hudson Consulting Group, Inc., a Nevada corporation (collectively, the "Purchaser"), whereby Diversified Holdings I would acquire our interest in our majority-owned subsidiary, Salt Lake Development Corporation ("SLDC"). SLDC owns a two story building of 15,000 square feet located at 268 West 400 South in Salt Lake City, Utah.

In exchange for the interest in SLDC, Purchaser agreed to (1) release us from principal and interest owed on promissory notes in the amounts of $230,000 and $150,000, (2) release us owed to it and its affiliates in the amount of $10,528, and (3) pay us $20,000 cash. We also retained the right to all proceeds and rights of a promissory note in the amount of $117,000 made payable to SLDC or its assignees, arising from the sale or transfer of four condominium units located in the Ogden, Utah. We recorded a gain of $630,000.

Sale of residential duplex in Salt Lake City, UT

On September 29, 2005, through our subsidiary, Diversified Holdings XIX, Inc., we sold a duplex located on South 565 East in Salt Lake City, UT to an unaffiliated purchaser. Proceeds from this sale after closing amounted to $89,000, and we recorded a gain of $54,000 on the sale of the property.

Sale of four condo units located in Ogden, UT

On May 10, 2005, through our subsidiary, Salt Lake Development Corp., we sold our four condo units located in Ogden, UT for a purchase price of $140,000. These units were located in a building for mixed use, which included eighteen condo units on the second floor with vacant retail space on the first floor. Salt Lake Development Corp. lost the building to foreclosure to the former owner, Mr. Stacy, who in turn, sold the entire property (less the four condo units) to B.I.G. Investment LLC. The building's retail space on the first floor was in disrepair and we were unable to sell our four units privately until B.I.G. Investment LLC expressed an interest in obtaining the last four units in their building. Our inability to sell the four condos for over six months while on the market and B.I.G. Investment LLC's interest in the units made this transaction desirable for all parties.

There were no appraisals on the four condo properties and the purchase price was determined by the market analysis of the property along with the purchase price paid per unit by B.I.G. Investment LLC in purchase of the building from the other owner.

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS

From June 30, 2003 up to the sale of date of August 8, 2005, we had extensive working knowledge of the building, its value and the current leasing rates in the area. These factors coupled with the limited interest in the properties along with our unwillingness to invest further capital into the four units including, obtaining appraisals that would ultimately concur with the fair market value already known to the Company. Therefore, we sold the units to B.I.G. Investment LLC. We believe that based on their knowledge selling the four Condo units is a positive move and beneficial to the Company.

We financed $117,000 of the purchase price at 7.5% interest per annum. The entire unpaid balance of principal and interest is due 24 months from the date of the note. The note is secured by a deed of trust and, if the buyer defaults on the note, the four properties will be returned to us. The carrying value of the condos was zero at the time of sale, and we recorded a gain of $117,000 on the sale of the properties. Since the sale of the property to B.I.G. Investment LLC, the promissory payments have been current.

Sale of residential property located in Murray, UT

On June 28, 2005, through our subsidiary, Diversified Holdings XIX, Inc., we sold our residential property located in Murray, UT for a purchase price of $100,000. We received $94,000 after closing costs, and we recorded a gain of $37,000 on the sale of the property.

Sale of condo unit located in Salt Lake City, UT

On December 19, 2005, through our subsidiary, Diversified Holdings XIX, Inc., we sold our condo unit located in Salt Lake City, UT for a purchase price of $128,000. We received $2,500 after closing costs and paying off the line-of-credit, and we recorded a gain of $56,000 on the sale of the property.

The following table details selected statement of operations information for the discontinued operations.

	Years ended December 31,
	2005	2004
Revenue	$6,528	51,442
General and administrative expenses	119,537	156,100
Mining exploration expense	197,161	382,789
Loss from discontinued operations	(310,170)	(487,447)

Gain on sale of securities		289
Impairment loss		(67,867)
Interest expense	(63,506)	(93,057)
Gain (Loss) on sale of property	902,554	(272,966)
Net income (loss) from discontinued operations	$528,878	$(921,048)

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
NOTES TO FINANCIAL STATEMENTS

The assets and liabilities associated with the real estate operations are included in the Consolidated Balance Sheet. The following table details selected balance sheet information for the real estate operations.

	December 31,
	2005	2004
Other assets	$119,923	$62,208
Assets held for sale	111,255	716,483
	231,178	778,691

Other liabilities	$37,362	$124,421
Lines of credit	151,901	269,692
Notes payable	-	656,846
	$189,263	$1,050,959

Note 17 - Subsequent Events

We sold our residential property in Layton, Utah in January 2006. The sales price was $195,000, and after paying off the line of credit and closing costs, we received $16,000.

In February 2006, Mr. Surber provided $75,000 to us for working capital purposes. Paperwork related to the transaction was not complete as of the date of this filing, and we believe the amount will be treated as a short-term loan from Mr. Surber.

On February 17, 2006, our legal representatives performed a cashless exercise of 500,000 shares of common stock, resulting in our obligation to issue them 291,667 shares of common stock. We have not issued the common stock as of the date of this report. The 291,667 shares represent over 12% of our outstanding common stock.

On March 17, 2006, Mr. Thompson resigned as our President and CEO, and Mr. Casey resigned from the Board of Directors. Also on March 17, 2006, we appointed Elson Soto Jr. as our President and to our Board of Directors.

On March 20, 2006, we executed an 8% note payable with Mr. Surber for $34,500. The note and accrued interest are due April 20, 2006. If the note and interest are not fully paid by April 20, 2006, the interest on any unpaid balance increases to 15%.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We had no disagreements with its independent accountants and made no changes during the year ended December 31, 2005.

ITEM 8A. CONTROLS AND PROCEDURES

Annual Evaluation of Controls

As of the end of the period covered by this annual report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation ("Evaluation") was performed by Elson Soto Jr., our President, Chief Executive Officer and Acting Principal Accounting Officer, (“CEO"). In this section, we present the conclusions of our CEO based on and as of the date of the Evaluation, with respect to the effectiveness of our Disclosure Controls.

CEO Certifications

Attached to this annual report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO by others, particularly during the period in which the applicable report is being prepared.

Limitations on the Effectiveness of Disclosure Controls

Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The CEO’s evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this annual report. In the course of the Evaluation, the CEO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary. Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions

Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO has concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors, Executive Officers and Control Persons

NAME	AGE	POSITION

Elson Soto Jr.	33	President, Director
Dennis Thompson	52	Director

Elson Soto Jr., 33 was appointed President and to our Board of Directors on March 17, 2006. Mr. Soto has over 10 years experience in business management. His experience includes cost management, corporate restructuring, human resources management, and capital improvement projects. Mr. Soto attended Bernard Baruch College in New York in 1994 where he majored in accounting and computer sciences.

Dennis Thompson, 52 was appointed President and to our Board of Directors on May 30, 2002. Mr. Thompson has been a consultant who provides expert advice concerning equipment, construction, and mining operations. He develops and implements construction plans for gold and coal mining operations. Prior to that time, Mr. Thompson was involved in manufacturing industry and construction field. He attended the Iron Workers Apprentice School in West Virginia from 1972-1975. He will serve as a director until the next annual shareholders meeting. Mr. Thompson resigned as our President and CEO effective March 17, 2006.

John Casey, 32 was appointed to our Board of Directors on October 30, 2002. Mr. Casey has over five years experience as a Site Manager supervising and directing numerous on-site craft and salaried personnel as well as various subcontractors. He also has 4 additional years of environmental remedial experience as a Site Safety Officer, Operations Foreman, and heavy equipment operator. He served as the Operations Foreman and Site Safety Officer for a crew of twelve on a 125 acre precious metal mining operations from 1996 through 1998. He served in the United States Air Force for four years assigned to a fire fighting/hazardous materials handling unit. He has worked on buried drum recovery projects as well as landfill construction barrier/ cut-off trench installations, low level radiological decommissioning and demolition projects, and the construction of landfill capping systems. Mr. Casey resigned from our Board of Directors on March 17, 2006.

Involvement in Certain Legal Proceedings

The Company and its former president were named as respondents in a complaint filed by the Securities and Exchange Commission ("SEC"). The civil suit, SEC v. Wolfson, et. al., case number 2:03 CV 0914K, was filed in the United States District Court for the District of Utah. The complaint alleged that the Company and its president failed to accurately and fully disclose the nature of our relationship with the Sukumo Group, Inc. and to timely disclose the execution of the Offshore Purchase Agreement. The complaint further alleged that our president took actions in 2003 to manipulate the price of our stock in the marketplace. The proposed settlement orders our president to pay a civil penalty of $120,000 in installments over a one year term and prohibits him from serving as an officer or director of any publicly held company and from participating in the issuance of any penny stock. The proposed settlement agreement has not been accepted by the U.S. District Court as of the date of this filing.

Mr. Chapman, our former president, was named as a respondent in a complaint filed by the SEC. The civil suit, SEC v. Allen Z. Wolfson, et. al., case number 2:02 CV 1086 (TC), was filed in the United States District Court for the District of Utah. The complaint alleged that Mr. Chapman, while the Company's president, took actions in 2003 to manipulate the price of our stock in the marketplace. The proposed settlement held Mr. Chapman liable for disgorgement of $64,714, representing profits gained as a result of the conduct alleged in the complaint, plus interest in the amount of $16,785 and a civil penalty of $120,000, payable in installments over a one year term. Additionally, the proposed settlement barred Mr. Chapman from participating in the issuance of any penny stock.

Mr. Chapman, while serving as president, executed the proposed settlement agreement for case number 2:02 CV 1086 (TC) and submitted it to the SEC for approval. The proposed settlement agreement was accepted and filed with the U.S. District Court on April 18, 2005. As required by the final agreement, Mr. Chapman resigned from the Board of Directors and from his positions as President and Chief Executive Officer effective May 6, 2005. Dennis Thompson, a member of the Board of Directors, was named as President and Chief Executive Officer to replace Mr. Chapman. We filed a Form 8-K dated May 6, 2005 to report these events.

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

Code of Ethics

Due to the small group of employees and management, we have not adopted a code of ethics that apply to our officers and employees. The Board of Directors is in direct contact with management on a regular basis and believes that all conduct is under sufficient supervision to protect us and our shareholders from any unethical activity.

ITEM 10. EXECUTIVE COMPENSATION

The following tables and notes present for the three years ended December 31, 2004 the compensation received by the DFRC's President and Vice President. No other executive officer of DFRC received compensation which exceeded $100,000 during any of the three years ended December 31, 2004.

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Dennis Thompson, President	2005	50,000	-	-	-	-	-	810 (1)
	2004	-	-	-	-	-	-	-
	2003	-	-	-	-	-	-	-
John Chapman, Former President	2005	210,000(2)	-	-	-	-	-	-
	2004	510,000(2)	-	-	2,400,0000 (3)	-	-	-
	2003	80,000 (2)	-	-	-	-	-	-

(1) Value of 8.1 million preferred shares issued to Mr. Thompson for accepting position of President for twelve months beginning May of 2005.
Mr. Thompson resigned as our President and CEO effective March 17, 2006.
(2) We entered into an employment dated June 5, 2003 with Mr. Chapman, pursuant to which he accepted the positions of President,
CEO, and CFO. The agreement provided for a base salary of $20,000 per month, which was increased to $50,000 per month in April 2004.
(3) Mr. Chapman received 30,000,000 (15 shares post 1 for 1,000 and 1 for 2,000 reverse splits) shares of restricted common stock for acquisition related services, and we recorded $2.4 million as compensation related to the issuance.

Compensation of Directors

No payments have been made to directors of DFRC for their services as directors that have not been previously reported by the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth information with respect to the beneficial ownership of the Common Stock by (i) each of our directors, (ii) each person known by us to be the beneficial owner of five percent or more of the outstanding Common Stock, and (iii) all executive officers and directors as a group, as of March 10, 2006. The total number of shares of common stock issued and outstanding on March 10, 2006 is 2,381,323. Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares.

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENTAGE OF OWNERSHIP
Dennis Thompson, President and Director 1771 Wolviston Way. San Diego, CA 92154	35,251	1.48%
John Casey, Director 1771 Wolviston Way. San Diego, CA 92154	500,000	21.00%

John Chapman 1771 Wolviston Way. San Diego, CA 92154	251,766	10.57%
Officers and Directors as a group (2 persons) as of March 10, 2006	285,251	11.98%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stock issuances to the Board of Directors

During the year ended December 31, 2005, we issued 210,000,000 (105,000 shares post 1 for 2,000 reverse split) shares of restricted common stock to Board of Director members and recorded $21,000 as expense.

During the year ended December 31, 2004, we issued 1,500,000,000 (750,000 shares post 1 for 2,000 reverse split) shares of restricted common stock to Board of Director members and recorded $300,000 as expense.

Transactions with J. R. Chapman

During 2005, we issued 4,000,000 Series B preferred shares to Mr. Chapman, then President and currently one of our consultants, as payment for accrued office rent from January 2004 to March 2005 totaling $97,500. The Series B preferred shares were valued at $400, and resulting in a benefit on the settlement of this liability totaling $97,100, which was credited to additional paid-in capital.

During 2005, we issued 430,000,000 shares (215,000 shares post 1 for 2,000 reverse split) of restricted common stock to Mr. Chapman, for payment of $43,000 of accrued salary owed to him. The issuance was carried out pursuant to Section 4 (2) of the Securities Act of 1933.

From January 2004 to May 2005, we leased approximately 1600 sq. ft. of office space located at Mr. Chapman’s residence. The term of the lease ran from May 2002 through May 2005. We recorded rent expense under this lease agreement totaling $32,500 and $78,000 during 2005 and 2004, respectively.

During 2004, we executed a Letter of Intent with Mr. Chapman and Mr. Thompson, both of whom were officers and directors of the Company at the time, to acquire certain mining interests in Mexico. See Note 3.

During 2004, we issued 30,000,000 shares (15,000 shares post 1 for 2,000 reverse split) of restricted stock to Mr. Chapman for acquisition-related services, and recorded $2.4 million as expense; and we issued 2,000,000,000 shares (1,000,000 shares post 1 for 2,000 reverse split) of restricted common stock to Mr. Chapman to satisfy accrued salary of $100,000.

Mr. Chapman's monthly salary was increased from $20,000 per month to $50,000 per month in April, 2004, and remained at $50,000 per month until his resignation in May 2005. We entered into a consulting agreement with Mr. Chapman in May 2005 that provides for monthly payments of $4,500 per month. As of December 31, 2005, we owed Mr. Chapman accrued salary totaling $147,000. We recorded compensation expense, either in the form of salary or consulting fees, totaling $243,000 and $510,000 in 2005 and 2004, respectively.

From time to time, we borrow money from Mr. Chapman to cover immediate expenses, or advance him money for the same purpose. As of December 31, 2005, the receivable balance from Mr. Chapman was $3,500 and the payable to Mr. Chapman was $41,000.

Issuance of Stock to Dennis Thompson

During 2005, we issued 8,100,000 Series B preferred shares to Mr. Thompson as compensation for his acceptance to the position of President and for serving in that office for the following twelve months. The issuance was carried out pursuant to Section 4 (2) of the Securities Act of 1933. We recorded compensation expense of $810 related to the issuance of the shares.

During 2004, we executed a Letter of Intent with Mr. Chapman and Mr. Thompson, both of whom were officers and directors of the Company at the time, to acquire certain mining interests in Mexico. See Note 3.

Transactions with companies controlled by Richard Surber

On April 1, 2005, we issued a $30,000 note bearing interest at 11.5% to Nexia Holdings, Inc. (“Nexia”) for cash. The note and accrued interest were due April 22, 2005. On May 11, 2005, we issued a $230,000 note bearing interest at 8% to West Jordan Real Estate Holdings, Inc (a subsidiary of Nexia Holdings, Inc.) in exchange for $100,000 in cash and the cancellation of two notes payable and accrued interest to Nexia Holdings, Inc., including the $30,000 note referenced above. The $230,000 note was forgiven on August 8, 2005 in connection with the SLDC sale and transaction, as set forth below.

On August 8, 2005, we, and on behalf of our subsidiaries, entered into a Stock Purchase and Release Agreement, as amended (the "Agreement"), with Diversified Holdings I, Inc., a Nevada corporation, West Jordan Real Estate Holdings, Inc., a Utah corporation and Hudson Consulting Group, Inc., a Nevada corporation (collectively, the "Purchaser"), whereby Diversified Holdings I would acquire our interest in our majority-owned subsidiary, Salt Lake Development Corporation ("SLDC"). SLDC owns a two story building of 15,000 square feet located at 268 West 400 South in Salt Lake City, Utah.

We had the building on the market for six months prior to the sale on August 8, 2005. Due to the building location and state of repair, we received very limited interest from prospective buyers, and we were unable to complete any sales transactions.

Once the Purchaser notified us of their interest in the building referenced above, we determined moving forward with the Agreement was in our best interest as we would be relieved of our mortgage payments while receiving fair consideration.

In exchange for the interest in SLDC, the Purchaser agreed to: (1) release the us from principal and interest owed on promissory notes held by the Purchaser in the amounts of $230,000 and $150,000; (2) release us from debts owed to the Purchaser and its affiliates totaling $10,528; (3) in effect, assume the existing mortgage with First Bank of Beverly Hills of approximately $551,000; and (4) pay us $20,000 in cash. We also retained the right to all proceeds and rights of a promissory note in the amount of $116,977 made payable to SLDC or its assignees, arising from the sale or transfer of four condominium units located Ogden, Utah. The closing occurred on September 28, 2005.

During 2004, we executed a note payable with Nexia for $100,000; and issued 1,148,251 (575 shares post 1 for 2,000 reverse split) shares to Nexia pursuant to the acquisition agreement for Wichita. See Note x - Purchase Price Payable.

During the year ended December 31, 2004, we issued 101,786,230 (50,894 shares post 1 for 2,000 reverse split) shares of common stock to Mr. Surber of Hudson Consulting Group, Inc. ("Hudson") to satisfy obligations under a consulting agreement between the Company and Hudson that provided for monthly payments of $7,500.

On September 4, 2003, we entered into a loan agreement with Creative Marketing Group, Inc. Said agreement was secured by a promissory note in the amount of $58,691, bearing simple interest of 2% per month. The promissory note was due on September 4, 2004. We attempted to collect the promissory note through December 31, 2004, but were unsuccessful. As of December 31, 2004, we reserved the full amount as uncollectible. We continued our collection efforts on the promissory note through the first half of 2005, and again were unsuccessful in our efforts. On July 13, 2005, we assigned the promissory note to Diversified Holdings I, Inc., a subsidiary of Nexia Holdings, for $30,000, and recorded this as a gain on the sale of the promissory note. Our inability to collect, combined with our cash flow requirements, necessitated the sale of the promissory note at the discounted value. To the best our knowledge, the promissory note remains uncollected.

On February 14, 2006, we executed a 16% note payable with Mr. Surber for $75,000. The note and accrued interest are due March 1, 2008. The note is convertible into common stock of the company at a conversion price of 70% of the closing bid price.

On March 20, 2006, we executed an 8% note payable with Mr. Surber for $34,500. The note and accrued interest are due April 20, 2006. If the note and interest are not fully paid by April 20, 2006, the interest on any unpaid balance increases to 15%.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

Exhibits.   Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits, which is incorporated herein by reference.

    3.1   Certificates of Incorporation are incorporated by reference to Exhibit No. 3.1 of Form S-4 as amended filed December 31, 1996.
    3.2   Bylaws are incorporated by reference to Exhibit No. 3.2 of Form S-4 as amended filed December 31, 1996.
    14.1 Code of Ethics *
                31    Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer and Acting Principal Accounting Officer *
    32    Section 1350 Certifications of Chief Executive Officer and Acting Principal Accounting Officer *

*  Filed herewith

(b) Reports on Form 8-K.

1)
On May 9, 2005, we filed an 8-K to report the following: (a) issuance of 430,000,000,000 (corrected to 430,000,000 in an amended 8-K filed May 18, 2005) restricted shares of common stock to Mr. Chapman in satisfaction of accrued salary owed to him totaling $43,000; (b) issuance of 4,000,000 Series B preferred shares to Mr. Chapman as satisfaction of rental obligations owed to him totaling $97,500; (c) issuance of 8,100,000 Series B preferred shares to Mr. Thompson as compensation for his acceptance to the position of President of the Registrant and for serving in that position for the following twelve months; and (d) resignation of Mr. Chapman from the Board of Directors and the office of President of the Registrant, and the appointment of Mr. Thompson to the office of President of the Registrant.

2)
On November 2, 2005, we filed an 8-K report to disclose our execution of Stock Purchase and Release Agreement, as amended (the "Agreement"), with Diversified Holdings I, Inc., a Nevada corporation, West Jordan Real Estate Holdings, Inc., a Utah corporation and Hudson Consulting Group, Inc., a Nevada corporation (collectively, the "Purchaser"), whereby Diversified Holdings I would acquire the Company's interest in its majority-owned subsidiary, Salt Lake Development Corporation ("SLDC"). SLDC owns a two story building of 15,000 square feet located at 268 West 400 South in Salt Lake City, Utah.

3)
On November 2, 2005, we filed an 8-K to report our execution of an Investment Agreement with Sigma Energy and Exploration, whereby the Company invested $39,000 in an interest in Shannon GG Lease Wells 2 & 3.

4)
On November 21, 2005, we filed an 8-K to report our execution of an Investment Agreement (the "Agreement") with Dutchess Private Equities Fund, LP (the "Investor"). This Agreement provides that, following notice to the Investor, we may put to the Investor up to $10,000,000 of our common stock for a purchase price equal to 95% of the lowest closing bid price of our common stock during the five day period following that notice. The number of shares that we are permitted to put pursuant to the Agreement is up to $100,000 per put. In connection with this Agreement, we agreed to register the shares issuable pursuant to the Agreement.

Subsequent to the end of the year, the report on Form 8-K has been filed:

5)
On March 22, 2006, we filed an 8-K to report the appointment of Mr. Elson Soto Jr. to the positions of President and Director of the Registrant, the resignation of Mr. Dennis Thompson from the President of the Registrant and the resignation of John Casey from the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Audit fees are for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filing on Form 10-QSB and for services that are normally provided in connection with statutory and regulatory filings or engagements. We paid Mendoza Berger & Company LLP audit fees of approximately $61,000 and $24,000 in 2005 and 2004, respectively.

Audit Related Fees

Audit related fees are funds paid for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements. We paid no audit related fees to Mendoza Berger & Company LLP during 2005 and 2004.

Tax Fees

Tax fees are those funds paid for professional services with respect to tax compliance, tax advice, and tax planning. We paid no professional tax fees to Mendoza Berger & Company LLP during 2005 and 2004.

All Other Fees

Fees paid for permissible work that does not fall within any of the three other fees categories set forth above. No other fees were paid to Mendoza Berger & Company LLP during 2005 and 2004.

Pre-approved Policy for Audit and Non-Audit Services

We do not have a standing audit committee and the full Board of Directors performs all functions of an audit committee, including the pre-approval of all audit and non-audit services prior to our engagement of an accounting firm. All of the services rendered for us by Mendoza Berger & Company LLP were pre-approved by our Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Annual Report and any subsequent amendments thereto to be signed on its behalf by the undersigned, thereunto duly authorized.

Diversified Financial Resources Corporation

Dated: March 28, 2006	By:	/s/ Elson Soto Jr.
Elson Soto Jr. President

Pursuant to the requirements of the Securities Act of 1934, this Annual Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Elson Soto Jr.	President, CFO, and Director	March 28, 2006
Elson Soto Jr.

/s/ Dennis Thompson	Director	March 28, 2006
Dennis Thompson