Form 10QSB
period 2006-03-31
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2006-05-23
CIK 1029802

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2006

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 1-10559

DIVERSIFIED FINANCIAL RESOURCES CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	58-2027283
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

8765 Aero Drive, Suite 221, San Diego, CA 92123
(Address of principal executive offices)

(858) 560-8321
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]	No [ ]

Number of shares of common stock outstanding as of April 20, 2006: 2,866,323
Number of shares of preferred stock outstanding as of April 20, 2006: Series A, par value $.001 - 13,150
       Series B, no par value - 12,100,000

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-QSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-QSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-QSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. FINANCIAL STATEMENTS

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

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Consolidated Unaudited Condensed Balance Sheets March 31, 2006, and December 31, 2005	4-5

Consolidated Unaudited Condensed Consolidated Statements of Operations - For the Three Months Ended March 31, 2006 and 2005	6

Consolidated Unaudited Condensed Statements of Cash Flows - For the Three Months Ended March 31, 2006 and 2005	7

Notes to Consolidated Unaudited Condensed Financial Statements	8-9

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
CONSOLIDATED BALANCE SHEET

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash	$39,975	$3,968
Receivable - JR Chapman	5,194	3,519
Note receivable	-	10,011
Prepaid expenses	4,882	11,901
Total current assets	50,051	29,399

Property and equipment, net	828	1,035
Note receivable	110,906	103,890
Oil and gas investment	39,000	39,000
Assets held for sale	-	111,255

	$200,785	$284,579

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$183,889	$224,781
Accrued payroll and taxes	406,668	406,668
Accrued expenses	47,923	47,583
Litigation settlement payable	120,000	120,000
Line-of-credit	-	151,901
Purchase price payable	1,000,000	1,000,000
Notes payable - related parties	143,086	48,586
Total current liabilities	1,901,566	1,999,519

Commitments and contingencies

Stockholders' deficit
Preferred stock; 200,000,000 shares authorized at December 31, 2005 and 2004; designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized at December 31, 2005; 13,150 shares issued and outstanding at December 31, 2005	13	13
Series B; no par value; 50,000,000 shares authorized at December 31, 2005; 12,100,000 and no shares issued and outstanding at December 31, 2005	1,210	1,210
Common stock; no par value; 10,000,000,000 shares authorized at December 31, 2005; 2,381,323 shares issued and outstanding at December 31, 2005	18,983,075	18,983,075
Additional paid-in capital	410,086	405,086
Accumulated other comprehensive loss	(65,001)	(65,001)
Accumulated deficit	(21,030,164)	(21,039,323)
Total stockholders' deficit	(1,700,781)	(1,714,940)

	$200,785	$284,579

See accompanying notes.

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
STATEMENTS OF OPERATIONS

	Three Months ended
	March 31,
	2006	2005

Revenue	$-	$-
General and administrative expenses	46,675	418,621
Mining exploration expenses	-	173,495
Loss from continuing operations	(46,675)	(592,116)

Interest expense	(500)	(35,244)
Gain on sale of note receivable	-	-
Net loss before provision for income taxes on continuing operations and discontinued operations	(47,175)	(627,360)

Provision for income taxes on continuing operations	-	-
Net loss from continuing operations	(47,175)	(627,360)

Income (loss) from discontinued operations, net of taxes	56,334	(34,094)
Net loss	$9,159	$(661,454)

Net loss per share - basic and diluted:
From continuing operations	$(0.02)	$(0.00)
From discontinued operations	0.02	-
Net loss per share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	2,381,323	3,153,099,872

See accompanying notes.

DIVERSIFIED FINANCIAL RESOURCES CORPORATION
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
	2006	2005

Cash flows from operating activities of continuing operations:
Net income (loss)	$9,159	$(661,454)
Less: Net income (loss) from discontinued operations	56,334	(34,094)
Net loss from continuing operations	(47,175)	(627,360)
Adjustments to reconcile net loss to net cash used
in continuing operating activities:
Stock compensation expense	-	94,175
Depreciation	207	3,179
Changes in assets and liabilities:
Receivables	1,320	157,058
Prepaid expenses	7,019	5,693
Deposits	-	-
Accounts payable	(40,892)	16,473
Accrued payroll	-	78,446
Accrued expenses	340	74,741
Related party payables	94,500	(21,483)
Changes in assets and liabiilties of discontinued operations	-	-
Net cash used in operating activities	15,319	(219,078)

Cash flows from investing activities
Redemption of money funds	-	55,252
Increase in Paid-in-capital	5,000	-
Purchase of equipment	-	(2,698)
Investing activities of discontinued operations	-	-
Net cash provided by (used in) continuing investing activities	5,000	52,554

Cash flows from financing activities
Increase (decrease) in lines-of-credit	(151,901)	-
Principal payments on notes payable	-	(60,000)
Issuance of common stock	-	182,995
Financing activities of discontinued operations	-	-
Net cash provided by financing activities	(151,901)	122,995

Net cash provided by (used in) discontinued operations	167,589	(65,891)

Net increase (decrease) in cash	36,007	(109,420)

Cash at beginning of year	3,968	135,754
Cash at end of year	$39,975	$26,334

See accompanying notes.

DIVERSIFIED FINANCIAL RESOURCES CORP. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

The consolidated financial statements include our financial statements and those of our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Going concern

The Company had no revenues from continuing operations for the three months ended March 31, 2006 and 2005. For the three months ended March 31, 2006, the Company incurred a net loss from continuing operations of $46,675.

As of March 31, 2006, the Company had an accumulated deficit of $21,030,164, negative working capital of $1,851,515, current portion of notes payable of $143,086 and accrued employee wages and taxes of approximately $406,668. The Company expects to continue to incur significant losses and negative cash flows from operating activities through at least June 30, 2006, primarily due to our inability to generate revenues sufficient to finance our operations.

The Company’s cash resources, limited to borrowings from related parties, sales of equity securities, and proceeds from sale of real estate properties, are not sufficient to cover operating expenses. The Company's low stock price makes raising capital very difficult. As a result, payments to vendors, lenders, and employees have been delayed.

These factors, as well as the risk factors set out elsewhere in the Company's Annual Report on Form 10-KSB, as amended, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management intends to continue operations through the equity-based acquisition or debt instruments. There can be no assurance that management’s plans will be successful.

3. Investments available for sale

Investments, classified as available-for-sale, consist of the following:

March 31, 2006

Investments, at cost	$65,001
Unrealized holding loss	(65,001)
Investments, at fair value	$-

Changes in the unrealized holding loss on investment securities available-for-sale and reported as a separate component of accumulated other comprehensive income are as follows:

March 31, 2006

Balance at beginning of year	$(63,949)
Unrealized holding loss	(1,052)
Balance at end of year	$(65,001)

4. Account Receivable

In connection with the sale of our majority interest in Salt Lake Development Corporation ("SLDC") in 2005, we retained the right to all proceeds and rights of a promissory note in the amount of $116,977 made payable to SLDC or its assignees, arising from the sale or transfer of four condominium units located in Ogden, Utah.

The note is payable in regular monthly installments of $817.92 or more, continuing each month until the principal balance has been paid in full, together with interest on the unpaid principal balance at the rate of 7.5 % per annum, with such interest to be paid on the installment due dates and in addition to said installment. The note and all accrued interest are due August 10, 2007.

The amount of the account receivable classified as current represents 12 monthly payments plus unpaid interest as of March 31, 2006. The balance of the note as of March 31, 2006 was $110,906.

5. Property and Equipment

Property and equipment consists of computer equipment that is being depreciated over an estimated useful life of three years.

6. Oil and gas investment

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

7. Litigation Settlement Payable

The Company and its former president were named as respondents in a complaint filed by the Securities and Exchange Commission ("SEC"). The civil suit, SEC v. Wolfson, et. al., case number 2:03 CV 0914K, was filed in the United States District Court for the District of Utah. The complaint alleged that the Company and its president failed to accurately and fully disclose the nature of our relationship with the Sukumo Group, Inc. and to timely disclose the execution of the Offshore Purchase Agreement. The complaint further alleged that our president took actions in 2003 to manipulate the price of our stock in the marketplace. The proposed settlement orders our president to pay a civil penalty of $120,000 in installments over a one year term and prohibits him from serving as an officer or director of any publicly held company and from participating in the issuance of any penny stock. The proposed settlement agreement has been accepted by the U.S. District Court as of the date of this filing. We recorded a liability of $120,000 for the proposed settlement amount in 2004. We expect payment in full to be made during the second quarter of 2006.

Mr. Chapman, our former president, was named as a respondent in a complaint filed by the SEC. The civil suit, SEC v. Allen Z. Wolfson, et. al., case number 2:02 CV 1086 (TC), was filed in the United States District Court for the District of Utah. The complaint alleged that Mr. Chapman, while the Company's former president, took actions in 2003 to manipulate the price of our stock in the marketplace. The proposed settlement held Mr. Chapman liable for disgorgement of $64,714, representing profits gained as a result of the conduct alleged in the complaint, plus interest in the amount of $16,785 and a civil penalty of $120,000, payable in installments over a one year term. Additionally, the proposed settlement barred Mr. Chapman from participating in the issuance of any penny stock.

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

The amount due under the final agreement totaled $201,499. In 2004, we paid $25,000 and recorded a liability of $176,499 for the remainder. As of the date of this filing, Mr. Chapman made all of the required payments under the final agreement, and is not seeking reimbursement from us. Accordingly, we recorded the $176,499 as a capital contribution in 2005 since he is a related party.

8. Line-of-Credit

Our line of credit, secured by real estate, bearing interest at an annual rate of 12.75%, has been cancelled. We must continue to make monthly payments on the line-of-credit until the balance and accrued interest are fully paid. We classified the line-of-credit as a current liability because of our inability to make timely payments in the prior periods. We paid off the line of credit in the first quarter of 2006 after we sold the property securing the debt.

9. Purchase Price Payable

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

10. Related Party Transactions

Transactions with J. R. Chapman

From time to time, we borrow money from Mr. Chapman, a related party, to cover immediate expenses, or advance him money for the same purpose. As of March 31, 2006, the receivable balance from Mr. Chapman was $5,194 and the payable to Mr. Chapman was $25,265.

Transactions with companies controlled by Richard Surber

In February 2006, Mr. Surber provided $75,000 to us for working capital purposes. We recorded this amount as a short-term loan from Mr. Surber.

On March 20, 2006, we executed an 8% note payable with Mr. Surber for $34,500. The note and accrued interest are due April 20, 2006. If the note and interest are not fully paid by April 20, 2006, the interest on any unpaid balance increases to 15%.

As of March 31, 2006, the total balance of note payable to Mr. Surber was $110,000, including the interest of $5,500.

11. Property sale

We sold our residential property in Layton, Utah in January 2006. The sales price was $194,900, and after paying off the line of credit and closing costs, we received $16,000.

12. Recent accounting pronouncements

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

Other significant recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants, and the SEC are discussed elsewhere in these notes to the consolidated financial statements. In the opinion of management, significant recent accounting pronouncements did not or will not have a material effect on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

As used herein the terms the "Company", "DFRC", the "Registrant" or the "Issuer" refers to Diversified Financial Resources Corporation, its subsidiaries and predecessors, unless indicated otherwise. DFRC was incorporated in the State of Delaware on January 6, 1993, as Vaxcel, Inc. On December 19, 2000, DFRC changed its name to eLocity Networks Corporation. On August 6, 2002, DFRC changed its name to Diversified Financial Resources Corporation.

Our Business

On September 30, 2005, we entered into an Investment Agreement with Sigma Energy and Exploration, whereby we invested $39,000 in an interest in Shannon GG Lease Wells 2 & 3. Pursuant to this Agreement, after certain exploration activities, Sigma will assign us an undivided 5.3333/32nds (11.359% net) interest in the wells, which includes a 68% net revenue interest in the property. No assignments will be given for dry holes. The oil and gas investment produced no revenue in the first quarter of 2006. We sold the self-owned residential property in the first quarter of 2006 at a price of $194,900, and after paying off the line of credit and closing costs, we received $16,000 in cash. The property was a 3,500-square-foot, two-story residence with 5 bedrooms, located at 315 East 920 South, Layton, Utah 84041. We plan to continue to build our portfolio of oil and gas investments, and to analyze other business opportunities as they arise.

Real Estate Investments

After the sales of our last remaining property, a residential house in Utah, all operations related to real estate were discontinued. Following is a historical discussion of the real estate properties.

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

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006.

General

We began 2005 operating as a holding company. Our primary objectives involved creating and managing a diverse comprehensive portfolio of companies operating in key industry sectors. We did not meet our primary objectives in 2005. As a result, during 2005 we placed all of our real estate properties for sale, and discontinued the operations of all of our subsidiaries. Our operations from continuing activities in 2006 consist of activities related to our investment in an oil and gas property in Texas.

Revenues

We had no revenues for the three months ended March 31, 2006 and 2005. We are attempting to establish sources of revenue for future periods by maximizing our investment and return on our oil and gas investment in Texas.

Expenses

General and administrative expenses decreased to $46,675 for the three months ended March 31, 2006 from $418,621 for the same period ended March 31, 2005, a decrease of $371,946 million, or 892%. The decrease in general and administrative expense was due primarily to the discontinued operations of all of our subsidiaries.

Cash Flows

Cash flows provided by operations totaled $15,319 for the three months ended March 31, 2006, compared to cash flows used in operations $219,078 for the three months ended March 31, 2005. Cash flows provided by operations in the first quarter of 2006 relate primarily to monies received from related parties which are included in changes in assets and liabilities, partially offset by the decrease in accounts payable. Cash flows used in operating activities in the first quarter of 2005 related to expenses for the mining activity in Mexico and payment for services in cash.

Cash flows provided by investing activities were $5,000 for the three months ended March 31, 2006, compared to cash flows provided by investing activities of $52,554 for the same period ended March 31, 2006. Cash flows provided by investing activities in the first quarter of 2006 were due primarily to a payment for the expenses made by a related party without reimbursement. The cash flows provided by continuing investing activities in the same period of 2005 related primarily to our liquidation of money funds, which we used to fund operations in the first quarter on 2005.

Cash flows used in financing activities were $151,901 for the three months ended March 31, 2006, compared to cash flows provided by financing activities of $122,995 for the same period ended March 31, 2005. Cash flow used in the first quarter of 2005 were due primarily to paying off the line-of-credit.

RESULTS OF DISCONTINUED OPERATIONS

During 2005, we put all of our real estate properties up for sale, and we failed in our attempt to acquire certain mining interests in Mexico. As of December 31, 2005, we have discontinued the operations of all of our subsidiaries, and there is one residential property that we sold in the first quarter of 2005. Future operations for the discontinued entities should be limited to the sale of the remaining property and the dissolution of the companies.

The income from discontinued operations during the three months ended March 31, 2006 was $56,334, compared to the loss of $34,094 in the same period ended March 31, 2005. The income in the 2005 period was due primarily to the sales of the self-owned residential property in the first quarter of 2006 at a price of $194,900. After paying off the line of credit and closing costs, we received $16,000 in cash, which is the last property held by the Company.

The following table details selected statement of operations information for the discontinued operations.

	Three months ended March 31,
	2006	2005
Revenue	$-	1,104
General and administrative expenses	7,006	13,697
Loss from discontinued operations	(7,006)	(12,593)
Interest income (expense)	1,845	(21,501)
Gain/(loss) on sale of property	61,496	-
Loss from discontinued operations	56,334	(34,094)

The assets and liabilities associated with the discontinued operations are included in the Consolidated Balance Sheet. The following table details selected balance sheet information for the discontinued operations.

	March 31,
	2006	2005
Other assets	$148,063	$66,300
Property, net	-	712,677
	148,063	778,977

Other liabilities	$32,477	$50,573
Lines of credit	-	263,100
Notes payable	-	652,110
	$32,477	$965,783

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had current assets of $50,051 and current liabilities of $1,901,566. The purchase price payable of $1.0 million is to be satisfied through the issuance of common stock by June 2006, and the issuance of enough shares to satisfy this obligation would have a significant dilutive effect. Our accounts payable and accrued payroll and taxes total $590,557.

We will need to raise significant additional operating capital to finance our operations and to acquire sources of operating revenues. Our poor financial condition will make raising capital very difficult and expensive.

ABILITY TO CONTINUE AS A GOING CONCERN

The Company had no revenues from continuing operations for the three months ended March 31, 2006 and 2005. For the three months ended March 31, 2006, the Company incurred a net loss from continuing operations of $47,175.

As of March 31, 2006, the Company had an accumulated deficit of $21,030,164, negative working capital of $1,851,515, current portion of notes payable of $143,086 and accrued employee wages and taxes of approximately $406,668. The Company expects to continue to incur significant losses and negative cash flows from operating activities through at least June 30, 2006, primarily due to our inability to generate revenues sufficient to finance our operations.

The Company’s cash resources, limited to borrowings from related parties, sales of equity securities, and proceeds from sale of real estate properties, are not sufficient to cover operating expenses. The Company's low stock price makes raising capital very difficult. As a result, payments to vendors, lenders, and employees have been delayed.

These factors, as well as the risk factors set out elsewhere in the Company's Annual Report on Form 10-KSB, as amended, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management intends to continue operations through the equity-based acquisition or debt instruments. There can be no assurance that management’s plans will be successful.

FORWARD LOOKING STATEMENTS

The information herein contains certain forward looking statements within the meaning of §27A of the Securities Act of 1933, as amended and § 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its current expansion strategy, labor and employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward look statements included in this Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by the company or any other person that the objectives and plans of the Company will be achieved.

ITEM 3. CONTROLS AND PROCEDURES.

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our President and Chief Executive Officer, Elson Soto ("CEO"). Mr. Soto also acted as our Principal Accounting Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

CEO and CFO Certifications

Attached to this quarterly report, as Exhibits 31.1 and 31.2, are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the quarterly report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this quarterly report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to the Company is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared. Internal Controls, on the other hand, are procedures which are designed with the objective of providing reasonable assurance that (i) our transactions are properly authorized, (ii) the Company's assets are safeguarded against unauthorized or improper use, and (iii) our transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with accounting principals generally accepted in the United States.

Limitations on the Effectiveness of Controls

Our management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances so of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision -making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation

The CEO and CFO's evaluation of our Disclosure Controls and Internal Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and quarterly reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to make modifications if and as necessary. Our external auditors also review Internal Controls in connection with their audit and review activities. Our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Among other matters, we sought in our Evaluation to determine whether there were any significant deficiencies or material weaknesses in our Internal Controls, which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information, or whether we had identified any acts of fraud, whether or not material, involving management or other employees who have a significant role in our Internal Controls. This information was important for both the Evaluation, generally, and because the Rule 13a-14(a)/15d-14(a) Certifications, Item 5, require that the CEO and CFO disclose that information to our Board (audit committee), and to our independent auditors, and to report on related matters in this section of the quarterly report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions". These are control issues that could have significant adverse affect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce, to a relatively low level, the risk that misstatement cause by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employee in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Evaluation, and in each case, if a problem was identified; we considered what revisions, improvements and/or corrections to make in accordance with our ongoing procedures.

Conclusions

Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to we are made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented inconformity with accounting principals generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to affect, our Internal Controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its former president were named as respondents in a complaint filed by the Securities and Exchange Commission ("SEC"). The civil suit, SEC v. Wolfson, et. al., case number 2:03 CV 0914K, was filed in the United States District Court for the District of Utah. The complaint alleged that the Company and its president failed to accurately and fully disclose the nature of our relationship with the Sukumo Group, Inc. and to timely disclose the execution of the Offshore Purchase Agreement. The complaint further alleged that our president took actions in 2003 to manipulate the price of our stock in the marketplace. The proposed settlement orders our president to pay a civil penalty of $120,000 in installments over a one year term and prohibits him from serving as an officer or director of any publicly held company and from participating in the issuance of any penny stock. The proposed settlement agreement has been accepted by the U.S. District Court and we expect payment in full to be made during the second quarter 2006.

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

ITEM 2. SUBSEQUENT TO THE END OF THE QUARTER

On April 3, 2006, 35,000 shares of common stock were issued to Jesse Goodale for his EDGARization services;

On April 3, 2006, 50,000 shares of common stock were issued to Michael Golightly for legal services rendered;

On April 3, 2006, 100,000 shares of common stock were issued to Robert Cottone for preparation of tax returns for the company through 2005.

On April 3, 2006, 100,000 shares of common stock were issued to Elson Soto for services in connection with management of our operations.

On April 20, 2006, the legal representatives signed an agreement to accept 200,000 shares of common stock and a cash payment of $20,000 to cancel any pending or outstanding stock options pursuant to the legal services agreement dated June 9, 2005. The 200,000 shares were issued on April 6, 2006.

ITEM 5. OTHER INFORMATION SUBSEQUENT TO BALANCE SHEET DATE

    As of April 1, 2006, the Company entered into a Plan of Exchange (the “Agreement”), between and among the Company, Jiang Xi Tai Na Guo Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Tai Na”), the shareholders of Tai Na (the “Tai Na Shareholders”) and the Majority Shareholder of the Company.

    Pursuant to the terms of the Agreement, two simultaneous transactions will be consummated at closing, as follows: (i) the Majority Shareholder of the Company will deliver the 13,150 convertible Series A preferred shares and 12,100,000 non-convertible Series B preferred shares of the Company to the Tai Na Shareholders in exchange for total payments of $500,000 in cash and (ii) the Company will issue to the Tai Na Shareholders an amount equal to 375,000,000 new investment shares of common stock of the Company pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Tai Na. Upon completion of the exchange, Tai Na will become a wholly-owned subsidiary of the Company.

    At closing, 375,000,000 shares of common stock of the Company will be issued and distributed pro rata to the Tai Na Shareholders with the result that they will be in control of the Company. Furthermore, Elson Soto Jr., President and Director of the Company, anticipates appointing new directors who are designees of Tai Na to the Board of Directors and then will resign. If 375,000,000 shares of common stock were issued, they would represent approximately 99% of the then issued and outstanding shares.

    It is important to note that in connection with the transfer of the convertible Series A preferred stock and non-convertible Series B preferred stock as described above, the two Beneficial Shareholders of the Company will receive total payments of $30,000 in cash. An additional, $470,000 (per the escrow agreement) will be deposited by Tai Na to disburse and settle the remaining liabilities of the Company, including, but not limited to the $120,000 settlement payment to the Securities and Exchange Commission and to disburse prior escrow commitments. The Majority Shareholder had no pre-existing material relationship of any kind with Tai Na or its shareholders prior to the herein described agreement.

    The Company has agreed to use its best efforts to insure that the escrow conditions under the Escrow Agreement will be satisfied as promptly as practicable so that the closing deliveries under the Agreement will occur and a change of control of the Company will happen as soon as possible.

REDOMICILE

In May 2006, the Company's board had determined that it would be in the Company's best interest to domicile in the State of Nevada and had received the consent of holders of a majority of the voting rights and the common stock to authorize the board to conduct such an action.

By consent of persons holdings a majority (in excess of 50%) of the issued and outstanding shares of the Company’s no stated par value voting stock the exchange of shares of the Company’s common stock as a Delaware corporation have been authorized for shares of a new Nevada corporation with the name of “Diversified Financial Resources Corporation” on the basis of 1 share in the new Nevada corporation for each 1 share of the Delaware corporation. The Plan of Exchange as approved by the Board of Directors is attached hereto as Exhibit 10.1. The shareholders of the Company were not requested to consider and approve the proposal because it had already been approved by a majority of the Company's shareholders. The Articles of Exchange was file with the Secretary of State of Nevada on May 18, 2006.

The following summary table is qualified by the discussion which follows the table:

Nevada	Delaware

Authorized Common Stock	1,250,000,000	10,000,000,000

Par Value of Common Stock	$0.001	no stated par value

Issued Common Stock	1	2,866,323

Authorized Preferred Stock	200,000,000	200,000,000

Par Value of Preferred Stock	A $0.001	A $0.001
	B $0.001	B no stated par value

Issued Preferred Stock	13,500, series A	13,500, series A
	12,100,000, series B	12,100,000, series B

Shareholder Meeting Quorum Requirement	majority	majority

Shareholder Action w/o a Meeting	majority	majority

Dividends	When Declared	When Declared

Votes-Common	1 per share	1 per share
Preferred	Series A-100 votes/share	Series A-100 votes/share
	Series B-500 votes/share	Series B-500 votes/share

Cumulative Voting	No	No

Vote Required for Amendment to Articles	Majority	Majority

Preemptive Rights	No	No

Rights to Inspect Records	Yes	Yes

Right to File Derivative Action	Yes	Yes

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

       Reports on Form 8-K filed subsequent to the end of the quarter

(1)
On March 22, 2006, the Company filed an 8-K report under Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, reporting the appointment of Mr. Elson Soto Jr. to the position of President and Director of the Company, and the resignation of Mr. Dennis Thompson and Mr. John Casey.

(2)
On April 3, 2006, the Company filed an 8-K report under Item 1.01, Entry into a Material Definitive Agreement reporting that the Company and Tai Na, a corporation organized and existing under the laws of the Peoples’ Republic of China, have entered into a Plan of Exchange as described above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DIVERSIFIED FINANCIAL RESOURCES CORP.

Date: May 15, 2006	By:	/s/ Elson Soto Jr
Elson Soto Jr President, CEO and Acting Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Plan of Exchange for redomicle, dated April 25, 2006
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer. (See Exhibit 31.1)
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (See Exhibit 32.1)