Form 10QSB
period 2006-06-30
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2006-08-21
CIK 1029802

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2006

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 1-10559

DIVERSIFIED FINANCIAL RESOURCES CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	58-2027283
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Fu Xi Technology & Industry Park, Nan Feng County
Jiang Xi Province, P. R. China
(Address of principal executive offices)

(86794) 326-6199
(Issuer's telephone number)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]	No [ ]

Number of shares of common stock outstanding as of August 16, 2006: 32,229,693
Number of shares of preferred stock outstanding as of August 16, 2006:
Series A, par value $.001 - 13,150
Series B, par value $.001 - 12,100,000

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

ITEM 1. FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheet as of June 30, 2006	5

Unaudited Condensed Consolidated Statements of Operations - For the Three Months and Six Months Ended June 30, 2006	6

Unaudited Condensed Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 2006	7

Notes to Unaudited Condensed Consolidated Financial Statements	8-12

DIVERSIFIED FINANCIAL RESOURCES CORPORATION AND SUBSIDIARY
Condensed Consolidated Balance Sheet
As of June 30, 2006 (Unaudited)
(Expresed in US Dollars, except for number of shares)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$178,314
Accounts receivable, trade	5,730
Receivable from a third party	850,680
Inventories	4,464
Prepaid expenses and other current assets	33,066
TOTAL CURRENT ASSETS	1,072,254

PLANT AND EQUIPMENT, NET	269,260

TOTAL ASSETS	$1,341,514

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, related party	$70,381
Equipment notes payable	282,437
Other payables and accrued liabilities	33,684
Value added tax payables	105
TOTAL CURRENT LIABILITIES	386,607

LONG-TERM LIABILITIES
Loan due to stockholders	938,250

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized
13,150 shares issued and outstanding as at June 30, 2006	13
Series B; par value $.001, voting; 50,000,000 shares authorized
12,100,000 shares issued and outstanding as at June 30, 2006	12,100
Common stock, par value $.001, 100,000,000 shares authorized,
32,229,693 shares issued and outstanding as at June 30, 2006	32,230
Additional paid-in capital	90,954
Accumulated other comprehensive income (loss)	(1,740)
Retained earnings	(116,899)
TOTAL STOCKHOLDERS' EQUITY	16,658

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,341,514

The accompanying notes are an integral part of these condensed consolidated financial statements

DIVERSIFIED FINANCIAL RESOURCES CORPORATION AND SUBSIDIARY
Condensed Consolidated Statement of Operations
For the three months and six months ended June 30, 2006 (Unaudited)
(Expresed in US Dollars, except for number of shares)

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
REVENUES:
Sales	$161,945	$249,096
Cost of goods sold - related party	(142,895)	(224,992)
GROSS PROFIT	19,050	24,104

OPERATING EXPENSES:
Selling and marketing	11,796	12,854
General and administrative	125,094	129,191
TOTAL OPERATING EXPENSES	136,890	142,045

OPERATING LOSS	(117,840)	(117,941)

OTHER INCOME:
Interest income	1,367	1,396
Other	500	500
TOTAL OTHER INCOME	1,867	1,896

NET LOSS	$(115,973)	$(116,045)

Net income per common share - basic	$(0.01)	$(116,045)

Net income per common share - diluted	$(0.01)	$(0.00)

Weighted average number of shares outstanding during the period - basic	13,980,826	23,105,066

Weighted average number of shares outstanding during the period - diluted	15,295,826	24,420,066

The accompanying notes are an integral part of these condensed consolidated financial statements

DIVERSIFIED FINANCIAL RESOURCES CORPORATION AND SUBSIDIARY
Condensed Consolidated Statement of Cash Flows
For the six months ended June 30, 2006 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,045)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	46
Common stock issued for services	69,600
(Increase) decrease in operating assets
Accounts receivable	(5,730)
Inventories	(4,464)
Prepaid expenses and other current assets	(33,066)
Increase (decrease) in operating liabilities:
Accounts payable, related party	70,381
Other payables and accrued liabilities	33,684
Value added tax payable	105
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,511

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of plant and equipment	13,131
Acquisition of net liabilities in connection with reverse takeover	(325,258)
Increase in additional-paid-in capital	28,610
NET CASH (USED IN) INVESTING ACTIVITIES	(283,517)

CASH FLOWS FROM FINANCING ACTIVITIES
Addition in due from a related party	(850,680)
Proceeds from and additions to stockholders' loans	938,250
Capital contributions in connection with reverse takeover	300,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	387,570

Foreign currency translation adjustment	(1,740)

NET INCREASE IN CASH AND CASH EQUIVALENTS	116,824

CASH AND CASH EQUIVALENTS:
Beginning of year	61,490

End of period	$178,314

Supplemental disclosures of cash flow information:
Cash paid for interest	$-
Cash paid for income taxes	$-

Supplemental disclosures of non-cash transactions:
Comprehensive loss	$1,740
Common stock issued for services	$69,600

The accompanying notes are an integral part of these condensed consolidated financial statements

DIVERSIFIED FINANCIAL RESOURCES CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

NOTE-1 Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto contained in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE - 2 Business organization

DVFF was incorporated in the State of Delaware on January 6, 1993, as Vaxcel, Inc. On December 19, 2000, DVFF changed its name to eLocity Networks Corporation. On August 6, 2002, DVFF changed its name to Diversified Financial Resources Corporation.

On April 1, 2006, DVFF (acquiree) executed a Plan of Exchange with Tai Na (acquirer), the Shareholders of Tai Na and the majority shareholder of DVFF, pursuant to which two simultaneous transactions will be consummated at closing, as follows: (i) the Majority Shareholder of the Company will deliver the 13,150 convertible Series A preferred shares and 12,100,000 non-convertible Series B preferred shares of the Company to the Tai Na Shareholders in exchange for total payments of $500,000 in cash and (ii) the Company will issue to the Tai Na Shareholders an amount equal to 30,000,000 new investment shares of common stock of the Company pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of $62,344. On May 31, 2006, DVFF consummated the Plan of Exchange with Tai Na. As a result of the Plan of Exchange, Tai Na will become a wholly-owned subsidiary of DVFF. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

Accordingly, the consolidated financial statements include the following:

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

Tai Na is principally engaged in manufacturing, trading and distributing of non-alcoholic and alcoholic beverages in the PRC.

DVFF and its wholly owned subsidiary Tai Na are hereafter referred to as (the “Company”).

In May 2006, the Company's board had determined to change its domicile from the State of Delaware to the State of Nevada, which was approved by the holders of a majority of the voting rights and the common stock. Jiangxi Taina Guo Ye Yon Xian Gong Si (“Tai Na”) was incorporated as a limited liability company in the People’s Republic of China (“PRC”) on October 28, 2005 with its principal place of business in Nanfeng Town, Jiangxi Province, the PRC.

DIVERSIFIED FINANCIAL RESOURCES CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

NOTE - 3 Summary of significant accounting policies

The accompanying condensed consolidated financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes.

●	Principles of consolidation

The condensed consolidated financial statements include the financial statements of DVFF and its subsidiary and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation.

The interest of the Company in Tai Na was acquired by means of exchange for shares in the Company pursuant to a Plan of Exchange as at April 1, 2006. The transaction is considered to be transfer between entities under common control, within the meaning of US GAAP. Accordingly, the assets and liabilities transferred have been accounted for at historical cost or at its “fair value” at the date of the merger and have been included in the foregoing financial statements as of the beginning of the periods presented.

●	Use of estimates

The preparation of the financial statements in conformity with US GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual amounts could differ from those estimates.

●	Revenue Recognition

The Company derives revenues from the resale of non-alcoholic and alcoholic beverages purchased from third parties. In accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibiligy is reasonably assured. The Company’s sales arrangements are not subject to warranty.

The Company did not record any product returns for the period ended June 30, 2006.

DIVERSIFIED FINANCIAL RESOURCES CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

●	Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.

●	Inventory

Inventory consists of finished goods and is valued at lower of cost or market value, cost being determined on the first-in, first-out method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

●	Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following estimated useful lives, taking into account any estimated residual value:

	Depreciable Life	Residual Value
Plant and machinery	10-12 years	5%
Furniture, fixture and equipment	5-6 years	5%

Expenditure for maintenance and repairs is expensed as incurred.

●	Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in owners’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit. For the three and six months ended June 30, 2006, total comprehensive income was $234,675 and $218,696, respectively.

●	Income Taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28 "Interim Financial Reporting" and as interpreted by FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods". The Company has determined an estimated annual effect tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Groups fiscal year to the Groups best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

DIVERSIFIED FINANCIAL RESOURCES CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

●	Foreign Currencies Translation

The functional currency of the Company is the People’s Republic of China Renminbi (“RMB”). The accompanying financial statements have been expressed in United States dollars, the reporting currency of the Company. The balance sheet is translated into United States dollars based on the rates of exchange ruling at the balance sheet date. The statement of operations is translated using a weighted average rate for the year. Translation adjustments are reflected as cumulative translation adjustments in owners’ equity.

●	Segment Reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one principal reportable segment.

●	Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, which include cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, approximate their fair values due to the short-term maturity of these instruments.

●	Earnings (Loss) Per Share

Basic earnings (loss) per share exclude dilution and are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding adjusted to reflect potentially dilutive securities.

NOTE - 4 Disposal of subsidiaries

As of December 31, 2005, the Company has discontinued the operations of all of the US subsidiaries. We now operate only in the PRC through our subsidiary, Tai Na for the period ended June 30, 2006.
June 30, 2006
(Unaudited)
Write-off accrued expenses	$406,668
(Loss) from investment in subsidiaries	(120,069)

Gains on disposal of subsidiaries	$286,599

DIVERSIFIED FINANCIAL RESOURCES CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

NOTE - 5 Accounts receivable

The majority of the Company’s sales are on open account terms and in accordance with its general credit policy. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no provision for uncollectible accounts is required as of June 30, 2006.

Balance as of June 30, 2006 (unaudited):

June 30, 2006
(Unaudited)
Accounts receivable	$5,730

Less: allowance for doubtful accounts	-
$5,730

NOTE - 6 Receivable from a third party

The Company made a temporary advance to a third party company. The balance is unsecured, non-interest bearing and repayable within 12 months. Subsequent to June 30, 2006, RMB3,800,000 (equivalent to US$476,900) was fully repaid.

NOTE - 7  Inventories

June 30, 2006
(Unaudited)

Finished goods	$4,464

For six months period ended June 30, 2006 (unaudited), no provision for obsolete inventories was recorded by the Company.

NOTE - 8  Other current assets

Pursuant to the Plan of Exchange dated April 1, 2006, the $300,000 towards the Company outstanding liabilities was placed in escrow for payment. As of June 30, 2006, the escrow balance was $32,216 and recorded in other current assets.

NOTE - 9 Plant and equipment, net

June 30, 2006
(Unaudited)

Plant and machinery	$266,858
Furniture, fixture and equipment	2,448
268,051
Less: Accumulated depreciation	(46)
Plant and equipment, net	$269,260

Depreciation expense for six months period ended June 30, 2006 was $46.

DIVERSIFIED FINANCIAL RESOURCES CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

NOTE - 10 Other payables and accrued liabilities

June 30, 2006
(Unaudited)

Salary payable	$3,082
Welfare payable	946
Other accrued liabilities	29,656
$33,684

NOTE - 11 Loan due to owners

As of June 30, 2006, the Company recorded additional paid in capital of $90,954, of which $62,344 (RMB500,000) was from the registered capital of Tai Na pursuant to Tai Na’s Articles of Association filed on October 28, 2005 (date of inception), which was fully paid-up in November 2005, and $28,610 due to non-cash contributions to paid-in-capital in connection with reverse takeover in April 2006.

NOTE - 12 Stockholders' equity

As of June 30, 2006, the Company recorded additional paid in capital of $(245,528), of which $62,344 (RMB500,000) from the registered capital of Tai Na pursuant to Tai Na’s Articles of Association filed on October 28, 2005 (date of inception), which was fully paid-up in November 2005, and $(307,872) due to the acquisition of net liabilities in connection with reverse takeover in April 2006.

NOTE - 13 Equity transactions

On April 4, 2006, the Company issued 22,800 common shares, for professional and consultant services rendered. The shares were valued at the market price on the date of issuance for a total of $45,600. These expenses were included in the accompanying financial statements in selling, general and administration expenses.

On April 20, 2006, the Company's former legal counsel agreed to accept a settlement payment of 16,000 common shares and a cash payment of $20,000 as full payment of its outstanding balances. Additionally, the agreement provided for cancellation of any pending or outstanding stock options pursuant to the legal services agreement dated June 9, 2005. The shares were valued at the market price on the date of issuance for a total of $24,000. These expenses were included in the accompanying financial statements in selling, general and administration expenses.

On May 19, 2006, the Company issued 30,000,000 shares of common stock pursuant to Regulation S under the Securities Act of 1933, as amended, or 99% of the Company's then outstanding common stock to Tai Na Shareholders in exchange for all of the shares of capital stock of Tai Na owned by the Tai Na Shareholders, pursuant to the Plan of Exchange, dated April 1, 2006. Upon completion of the physical exchange of the share certificates, Tai Na will become a wholly-owned subsidiary of the Company.

On June 26, 2006, the Company issued 2,000,000 shares of common stock to Diversified Holdings I, Inc., a Nevada corporation ("DHI") to settle the $1,000,000 purchase price payable incurred due to the acquisition of Wichita Development Corporation in 2003 and any other miscellaneous liabilities to DHI, and to release and discharge any and all claims that exist between the Company and DHI. The purchase price payable had been previously reported in the Company's financial statements in 2005.

DIVERSIFIED FINANCIAL RESOURCES CORP. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

NOTE - 14 Related party transactions

During the period ended June 30, 2006, the Company recorded cost of goods sold of $224,992 from a related company. Mr. Chen Quan Long, the Chief Executive Officer of the Company, is also the president of the related company. As of June 30, 2006, the trade balance of accounts payable of $70,381 is due to a related company.

NOTE - 15 Concentrations and risks

(a) Major customers and vendors

100% of the Company’s assets were located in China and 100% of the Company’s revenues were derived from customers located in China. Customers and vendors who account for 10% or more of revenues and purchases are presented as follows:

No revenue and cost of goods sold were derived from major customers and vendors in the same periods ended June 30, 2005 since the operation was commenced in February 2006.

For six months period ended June 30, 2006,

Customers	Revenues		Accounts Receivable
Customer A	$33,409	13%	$	Nil

Vendors	Purchase		Accounts Payable
Vendor A	$224,992	100%	$70,381

(b) Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

NOTE - 16 Subsequent Events

REVERSE SPLIT

On June 22, 2006, the Company’s Board of Directors and a majority of its shareholders took action by written consent to enact a 1 for 12.5 reverse stock split on the common stock, par value of $.001 per share, of the Company. The reverse stock split is not subject to any condition other than Board of Directors approval under the Section 78 of the Nevada Revised Statutes. In addition, Certificate of Change pursuant to NRS 78.209 was filed with the Secretary of State of Nevada in connection with the decrease in authorized capital due to the reverse stock split on June 28, 2006. The reverse split took effect July 12, 2006. All share amounts presented are stated retroactively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL DESCRIPTION OF BUSINESS

    As used herein the terms the "Company", "DVFF", the "Registrant," or the "Issuer" refers to Diversified Financial Resources Corporation, its subsidiary and predecessors, unless indicated otherwise. The Company was incorporated in the State of Delaware on January 6, 1993, as Vaxcel, Inc. On December 19, 2000, DVFF changed its name to eLocity Networks Corporation. On August 6, 2002, DVFF changed its name to Diversified Financial Resources Corporation. In May 2006, the Company's board had determined to redomicile from the State of Delaware to the State of Nevada, which was approved by the holders of a majority of the voting rights and the common stock.

    The Company began in 2005 operating as a holding company. The primary objectives involved creating and managing a diverse comprehensive portfolio of companies operating in key industry sectors. The Company did not meet its primary objectives in 2005. As a result, during 2005 the Company placed all of its real estate properties for sale, and discontinued the operations of all of its subsidiaries. In the first quarter of 2006, the Company's operations from continuing activities consisted of activities related to its investment in an oil and gas property in Texas, which was disposed during the second quarter of 2006. We now operate only in China through our subsidiary Tai Na for the period ended June 30, 2006.

    As of April 1, 2006, the Company entered into a Plan of Exchange (the “Agreement”), between and among the Company, Jiang Xi Tai Na Guo Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Tai Na”), the shareholders of Tai Na (the “Tai Na Shareholders”) and the Majority Shareholder of the Company.

    Pursuant to the terms of the Agreement, two simultaneous transactions will be consummated at closing, as follows: (i) the Majority Shareholder of the Company will deliver the 13,150 convertible Series A preferred shares and 12,100,000 non-convertible Series B preferred shares of the Company to the Tai Na Shareholders in exchange for total payments of $500,000 in cash and (ii) the Company will issue to the Tai Na Shareholders an amount equal to 30,000,000 new investment shares of common stock of the Company pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Tai Na. Upon completion of the exchange, Tai Na will become a wholly-owned subsidiary of the Company. All of these conditions to closing have been met, and the Company, Tai Na, the Tai Na Shareholders and the Majority Shareholders of the Registrant declared the exchange transaction consummated on May 31, 2006.

    Since the reverse merger was consummated, the Company has continued operations of Tai Na, which is principally engaged in manufacturing, trading and distributing of non-alcoholic and alcoholic beverages in the PRC. Tai Na is located at Nan Feng County, Jiang Xi Province, a well known agricultural area in China. Management believes the oranges in that area are better tasting due to local climates and soil. The Company carries this assertion into its marketing and development of new orange-related product lines, such as orange juice and orange wine. The Company's main orange supplier, a related party of the Company, has approximately 1,000 acres of orange trees. The Company plans to achieve a product capacity of 3,000 tons of fruit wine and 3,000 tons of juice over the next two years.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006.

Revenues

Gross revenues were $161,945 and $249,096 for the three-month and six-month periods ended June 30, 2005, respectively, due primarily to sales of non-alcoholic and alcoholic beverages. The Company recognizes revenue when persuasive evidence of a sale exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. The Company’s sales arrangements are not subject to warranty. The Company did not record any product returns for the three-month and six-month periods ended June 30, 2006. There were no comparable operations during the same period in 2005. The Company expects sales to increase during 2006 as the Company moves toward developing our business plan, including the investment in a new.

Income / Loss

Net losses were $115,973 and $116,045 for the three-month and six-month periods ended June 30, 2006, primarily attributable to the high cost of goods sold resulting the gross profits were not enough to cover the selling, general and administrative expenses. There were no comparable operations during the same period in 2005 due to the inception in October 2005.

Net losses from operations were $117,840 and $117,941 for the three-month and six-month periods ended June 30, 2006, respectively. The Company expects to incur losses from operations during fiscal year 2006 until the operations of the new plant commences. There can be no assurance that the Company will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Selling, general and administrative expenses for the three months and six months ended June 30, 2006 were $136,890 and $142,045, respectively, which was due primarily to accrued expenses of $27,000 from auditing and $69,600 from other professional services fees. The professional services fees of $69,600 were paid through the issuance of total 485,000 common shares of the Company, valued at the market price on the date of issuance.

Cost of Sales

Cost of sales included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of sales items. During the three months ended June 30, 2006, we had $142,895 in cost of sales, which was approximately 88% of sales revenues. During the six months ended June 30, 2006, we had $224,992 in cost of sales, which was approximately 90% of sales revenues. The cost of sales as a percentage of sales was higher during this period due to purchasing some of our ingredients through third parties resulting in small price markups. These markups typically range between 5-10%. The Company expects to lower the cost of sales after the commencement of our new plant as we will have the capacity to manufacture and store many of our own items.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $43,121 for the six months ended June 30, 2006. Positive cash flows from operations were due primarily to the increase in accounts payable by $70,381, the increase in other payables and accrued liabilities by $33,684, partially offset by the net loss in this period.

Cash flows used in investing activities were $325,258 for the six months ended June 30, 2006, which were due primarily to the acquisition of net liabilities in connection with reverse takeover.

Cash flows provided by financing activities were $400,701 for the six months ended June 30, 2006, which included shareholder loans of $938,250, which are unsecured, non-interest bearing and repayable over 12 months, offset by the addition in due from a third party of $850,680. Additionally, the Company infused $300,000 of capital contributions of in connection with the reverse takeover.

We have funded our cash needs for the six months ended June, 2006 with a series of debt and equity transactions.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $250,000 in working capital during 2006 and $100,000 for the two years thereafter.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, additional infusions of capital and debt financing. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected. Additionally, we will have to significantly modify our business plan.

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

ITEM 3. CONTROLS AND PROCEDURES.

Quarterly Evaluation of Controls

As of the end of the period covered by this quarterly report on Form 10-QSB, we evaluated the effectiveness of the design and operation of (i) our disclosure controls and procedures ("Disclosure Controls"), and (ii) our internal control over financial reporting ("Internal Controls"). This evaluation ("Evaluation") was performed by our Chief Executive Officer, Chen, Quan Long ("CEO") and Huang, Xiao Yun, our Chief Financial Officer ("CFO"). In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation, (i) with respect to the effectiveness of our Disclosure Controls, and (ii) with respect to any change in our Internal Controls that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our Internal Controls.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company and its former president were named as respondents in a complaint filed by the Securities and Exchange Commission ("SEC"). The civil suit, SEC v. Wolfson, et. al., case number 2:03 CV 0914K, was filed in the United States District Court for the District of Utah. The complaint alleged that the Company and its president failed to accurately and fully disclose the nature of our relationship with the Sukumo Group, Inc. and to timely disclose the execution of the Offshore Purchase Agreement. The complaint further alleged that our president took actions in 2003 to manipulate the price of our stock in the marketplace. The proposed settlement ordered our president to pay a civil penalty of $120,000 in installments over a one year term and prohibits him from serving as an officer or director of any publicly held company and from participating in the issuance of any penny stock. The proposed settlement was accepted by the U.S. District Court on or about April 18, 2005 and the payment of $120,000 was during the quarter ended June 30, 2006.

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

ITEM 2. SUBSEQUENT TO THE END OF THE QUARTER

REVERSE SPLIT

On June 22, 2006, the Company’s Board of Directors and a majority of its shareholders took action by written consent to enact a 1 for 12.5 reverse stock split on the common stock, par value of $.001 per share, of the Company. The reverse stock split is not subject to any condition other than Board of Directors approval under the Section 78 of the Nevada Revised Statutes. In addition, a Certificate of Change pursuant to NRS 78.209 was filed with the Secretary of State of Nevada in connection with the decrease in authorized capital due to the reverse stock split on June 28, 2006.

The reverse split took effect July 12, 2006.

NAME CHANGE

As a result of its new line of business, the Company desired to change its name to something that reflects its new business as a holding company for the Tai Na subsidiary. The proposal to amend the corporate charter to change the name of the corporation to China Fruits Corporation was approved by the action of a majority of all shareholders entitled to vote on June 27, 2006 and by the Company's Board of Directors. A definitive Schedule 14C was filed with Security and Exchange Commission on August 2, 2006 and mailed to the shareholders of record on June 30, 2006. The Company will file Certificate of Amendment regarding the name change with the Secretary of the State of Nevada on or before August 21, 2006. The amendment to the Charter will take effect no later than the end of September 7, 2006.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

       Reports on Form 8-K filed in the second quarter of 2006

(1)
On April 3, 2006, the Company filed an 8-K report under Item 1.01, Entry into a Material Definitive Agreement reporting that the Company and Tai Na, a corporation organized and existing under the laws of the Peoples’ Republic of China, have entered into a Plan of Exchange.

(2)
On June 2, 2006, the Company filed an 8-K report to announce the completion of acquisition of Tai Na, the conversion of $1,000,000 purchase price payable, change of control, new management appointment, redomicile, settlement of note payable and the settlement of litigation.

(3)	On June 12, 2006, the Company filed an 8-K report to announce the disposal of Diversified Holdings XIX, Inc., a Nevada corporation.

(4)	On June 29, 2006, the Company filed an 8-K report to announce the appointment of a new director of the Company.

       Reports on Form 8-K filed subsequent to the end of the quarter

(5)	On July 10, 2006, the Company filed an amendment to 8-K report to disclose the audited financial statements and pro forma financial statements of Tai Na.

(6)	On July 26, 2006, the Company filed an 8-K report to announce the change of its certifying accountant.

(7)	On August 4, 2006, the Company filed an amendment to 8-K report to announce the change of its certifying accountant.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

DIVERSIFIED FINANCIAL RESOURCES CORP.

Date: August 16, 2006	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002