Form 10QSB/A
period 2006-06-30
DIVERSIFIED FINANCIAL RESOURCES CORP
filed 2006-08-22
CIK 1029802

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

The accompanying notes are an integral part of these condensed consolidated financial statements

DIVERSIFIED FINANCIAL RESOURCES CORPORATION AND SUBSIDIARY
Condensed Consolidated Statement of Cash Flows
For the six months ended June 30, 2006 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(116,045)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	46
Common stock issued for services	69,600
Non-cash contributions to paid-in-capital	28,610
(Increase) decrease in operating assets
Accounts receivable	(5,730)
Inventories	(4,464)
Prepaid expenses and other current assets	(33,066)
Increase (decrease) in operating liabilities:
Accounts payable, related party	70,381
Other payables and accrued liabilities	33,684
Value added tax payable	105
NET CASH PROVIDED BY OPERATING ACTIVITIES	43,121

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of net liabilities in connection with reverse takeover	(325,258)
NET CASH (USED IN) INVESTING ACTIVITIES	(325,258)

CASH FLOWS FROM FINANCING ACTIVITIES
Addition in due from a related party	(850,680)
Proceeds from equipments note payables, net	13,131
Proceeds from and additions to stockholders' loans	938,250
Capital contributions in connection with reverse takeover	300,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	400,701

Foreign currency translation adjustment	(1,740)

NET INCREASE IN CASH AND CASH EQUIVALENTS	116,824

CASH AND CASH EQUIVALENTS:
Beginning of year	61,490

End of period	$178,314

Supplemental disclosures of cash flow information:
Cash paid for interest	$-
Cash paid for income taxes	$-

Supplemental disclosures of non-cash transactions:
Comprehensive loss	$1,740
Common stock issued for services	$69,600

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