Form 10QSB
period 2006-09-30
China Fruits Corportion
filed 2006-11-14
CIK 1029802

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2006

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 1-10559

CHINA FRUITS CORP.
F/K/A DIVERSIFIED FINANCIAL RESOURCES CORP.
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

Number of shares of common stock outstanding as of November 10, 2006: 32,229,693
Number of shares of preferred stock outstanding as of November 10, 2006:
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

ITEM 1. FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance as of Sheet September 30, 2006	5

Unaudited Condensed Consolidated Statements of Operations - For the Three Months and Nine Months Ended September 30, 2006	6

Unaudited Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 2006	7

Notes to Unaudited Condensed Consolidated Financial Statements	8-14

CHINA FRUITS CORPORATION AND SUBSIDIARY
(Formerly Diversified Financial Resources Corporation)
Condensed Consolidated Balance Sheet
As of September 30, 2006 (Unaudited)
(Expresed in US Dollars, except for number of shares)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$359,349
Accounts receivable, trade	1,152
Receivable from a third party	632,910
Inventories	29,649
Prepaid expenses and other current assets	55,335
TOTAL CURRENT ASSETS	1,078,395

PLANT AND EQUIPMENT, NET	300,253

TOTAL ASSETS	$1,378,648

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, related party	$108,653
Equipment payable	49,980
Other payables and accrued liabilities	49,987
Value added tax payables	9,567
TOTAL CURRENT LIABILITIES	218,187

LONG-TERM LIABILITIES
Loan due to stockholders	938,250

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized
13,150 shares issued and outstanding as at September 30, 2006	13
Series B; par value $.001, voting; 50,000,000 shares authorized
12,100,000 shares issued and outstanding as at September 30, 2006	12,100
Common stock, par value $.001, 100,000,000 shares authorized,
32,229,693 shares issued and outstanding as at September 30, 2006	32,230
Additional paid-in capital	280,554
Accumulated other comprehensive income	10,704
Retained earnings	(113,390)
TOTAL STOCKHOLDERS' EQUITY	222,211

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,378,648

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA FRUITS CORPORATION AND SUBSIDIARY
(Formerly Diversified Financial Resources Corporation)
Condensed Consolidated Statement of Operations
For the three months and nine months ended September 30, 2006 (Unaudited)
(Expresed in US Dollars, except for number of shares)

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
REVENUES:
Sales	$188,766	$437,862
Cost of goods sold	(47,669)	(47,669)
Cost of goods sold - related party	(78,670)	(303,662)
GROSS PROFIT	62,427	86,531

OPERATING EXPENSES:
Selling and marketing	6,151	19,005
General and administrative	49,489	178,680
TOTAL OPERATING EXPENSES	55,640	197,685

OPERATING INCOME (LOSS)	6,787	(111,154)

OTHER INCOME:
Interest income	882	2,278
Other	-	500
TOTAL OTHER INCOME (EXPENSES)	882	2,778

INCOME (LOSS) FROM OPERATIONS	7,669	$(108,376)

INCOME TAX EXPENSE	(4,160)	$(4,160)

NET INCOME (LOSS)	$3,509	$(112,536)

Net income per common share - basic	$0.00	$(0.01)

Net income per common share - diluted	$0.00	$(0.01)

Weighted average number of shares outstanding during the period - basic	32,229,306	15,815,315

Weighted average number of shares outstanding during the period - diluted	33,544,306	15,815,315

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA FRUITS CORPORATION AND SUBSIDIARY
(Formerly Diversified Financial Resources Corporation)
Condensed Consolidated Statement of Cash Flows
For the nine months ended September 30, 2006 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(112,536)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	93
Common stock issued for services	69,600
Non-cash contributions to paid-in capital	28,610
(Increase) decrease in operating assets:
Accounts receivable	(1,152)
Inventories	(29,649)
Prepaid expenses and other current assets	(55,335)
Increase (decrease) in operating liabilities:
Accounts payable, related party	108,653
Other payables and accrued liabilities	49,987
Value added tax payable	9,567
NET CASH PROVIDED BY OPERATING ACTIVITIES	67,838

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(250,365)
Acquisition of net liabilities in connection with reverse takeover	(325,258)
NET CASH USED IN INVESTING ACTIVITIES	(575,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Addition in due from a related party	(632,910)
Proceeds from and additions to shareholder loans	938,250
Addition in paid-in capital	189,600
Capital contributions in connection with reverse takeover	300,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	794,940

Foreign currency translation adjustment	10,704

NET INCREASE IN CASH AND CASH EQUIVALENTS	297,859

CASH AND CASH EQUIVALENTS:
Beginning of year	61,490

End of period	$359,349
$ -
Supplemental disclosures of cash flow information:
Cash paid for interest	$-
Cash paid for income taxes	$-

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive income	$10,704
Common stock issued for services	$69,600

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA FRUITS CORPORATION AND SUBSIDIARY
(FORMERLY DIVERSIFIED FINANCIAL RESOURCES CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

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

NOTE - 2 Business organization

China Fruits Corp. (the “Company”or “CHFR”) was incorporated in the State of Delaware on January 6, 1993, as Vaxcel, Inc. On December 19, 2000, CHFR changed its name to eLocity Networks Corporation. On August 6, 2002, CHFR changed its name to Diversified Financial Resources Corporation. On August 18, 2006, CHFR changed its name to China Fruits Corporation.

On April 1, 2006, CHFR (acquiree) executed a Plan of Exchange with Tai Na (acquirer), the Shareholders of Tai Na and the majority shareholder of CHFR, pursuant to which two simultaneous transactions will be consummated at closing, as follows: (i) the Majority Shareholder of the Company will deliver the 13,150 convertible Series A preferred shares and 12,100,000 non-convertible Series B preferred shares of the Company to the Tai Na Shareholders in exchange for total payments of $500,000 in cash and (ii) the Company will issue to the Tai Na Shareholders an amount equal to 30,000,000 new investment shares of common stock of the Company pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of $62,344. On May 31, 2006, CHFR consummated the Plan of Exchange with Tai Na. As a result of the Plan of Exchange, Tai Na will become a wholly-owned subsidiary of CHFR. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

Accordingly, the consolidated financial statements include the following:

(1)	The balance sheet consists of the net assets of the acquirer at historical cost and the net assets of the acquiree at historical cost.

(2)	The statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

CHINA FRUITS CORPORATION AND SUBSIDIARY
(FORMERLY DIVERSIFIED FINANCIAL RESOURCES CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

Tai Na is principally engaged in manufacturing, trading and distributing of non-alcoholic and alcoholic beverages in the PRC.

CHFR and its wholly owned subsidiary Tai Na are hereafter referred to as (the “Company”).

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

The condensed consolidated financial statements include the financial statements of CHFR and its subsidiary and have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). All significant inter-company balances and transactions have been eliminated in consolidation.

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

The Company did not record any product returns for the nine months ended September 30, 2006.

CHINA FRUITS CORPORATION AND SUBSIDIARY
(FORMERLY DIVERSIFIED FINANCIAL RESOURCES CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

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

●	Inventories

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.

●	Plant and Equipment, Net

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

Statement of Financial Accounting Standards (SFAS) No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statement of changes in stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit. For the three and nine months ended September 30, 2006, total comprehensive income (loss) was $15,953 and ($101,832), respectively.

●	Income Taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28 "Interim Financial Reporting" and as interpreted by FASB Interpretation No. 18, "Accounting for Income Taxes in Interim Periods". The Company has determined an estimated annual effect tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

CHINA FRUITS CORPORATION AND SUBSIDIARY
(FORMERLY DIVERSIFIED FINANCIAL RESOURCES CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

●	Foreign Currencies Translation

The functional currency of the Company is the People’s Republic of China Renminbi (“RMB”). The accompanying condensed consolidated financial statements have been expressed in United States dollars, the reporting currency of the Company. The balance sheet is translated into United States dollars based on the rates of exchange ruling at the balance sheet date. The statement of operations is translated using a weighted average rate for the period. Translation adjustments are reflected as cumulative translation adjustments in stockholders’ equity.

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

●	Net Income (Loss) Per Share

Basic net income (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. The Company adopts SFAS No. 128,“Earnings per Share”. Diluted (loss) per share is equal to the basic loss per share for the periods presented because common stock equivalents that are outstanding are anti-dilutive.

NOTE - 4 Disposal of subsidiaries

As of December 31, 2005, the Company has discontinued the operations of all of the US subsidiaries. We now operate only in the PRC through our subsidiary, Tai Na for the nine months ended September 30, 2006.

September 30, 2006
(Unaudited)

Write-off accrued expenses	$406,668
(Loss) from investment in subsidiaries	(120,069)

Gains on disposal of subsidiaries	$286,599

CHINA FRUITS CORPORATION AND SUBSIDIARY
(FORMERLY DIVERSIFIED FINANCIAL RESOURCES CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

NOTE - 5 Accounts receivable

The majority of the Company’s sales are on open account terms and in accordance with its general credit policy. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no provision for uncollectible accounts is required as of September 30, 2006.

Balance as of September 30, 2006 (unaudited):

September 30, 2006
(Unaudited)

Accounts receivable	$1,152

Less: allowance for doubtful accounts	-
$1,152

NOTE - 6 Receivable from a third party

The Company made a temporary advance to a third party company. The balance is unsecured, non-interest bearing and repayable within 12 months. Subsequent to September 30, 2006, RMB500,000 (equivalent to $63,200) was fully paid.

NOTE - 7 Inventories

September 30, 2006
(Unaudited)

Finished goods	$29,649

For the nine months ended September 30, 2006 (unaudited), no provision for obsolete inventories was recorded by the Company.

CHINA FRUITS CORPORATION AND SUBSIDIARY
(FORMERLY DIVERSIFIED FINANCIAL RESOURCES CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

NOTE - 8  Other current assets

Pursuant to the Plan of Exchange dated April 1, 2006, the liabilities of CHFR before the reverse takeover will be settled by the capital from proceeds. As of September 30, 2006, the balance was $23,710 and recorded in other current assets.

NOTE - 9 Plant and equipment, net

September 30, 2006
(Unaudited)

Plant and machinery	$297,898
Furniture, fixture and equipment	2,448
300,346
Less: Accumulated depreciation	(93)
Plant and equipment, net	$300,253

Depreciation expense for the nine months ended September 30, 2006 was $93.

NOTE - 10 Other payables and accrued liabilities

September 30, 2006
(Unaudited)

Salary payable	$3,549
Welfare payable	3,190
Other accrued liabilities	43,248
$49,987

NOTE - 11 Loan due to owners

As of September 30, 2006, an amount of RMB7,500,000 (equivalent to $938,250) was advanced by individual owners to the Company. The balance is unsecured, non-interest bearing and repayable after 12 months.

NOTE - 12 Stockholders' equity

As of September 30, 2006, the Company recorded additional paid in capital of $280,554, of which $62,344 (RMB500,000) from the registered capital of Tai Na pursuant to Tai Na’s Articles of Association filed on October 28, 2005 (date of inception), which was fully paid-up in November 2005, and $189,600 (RMB1,500,000) from the addition of registered capital of Tai Na from the owners on September 18, 2005, and $28,610 due to non-cash contributions to paid-in capital in connection with reverse takeover in April 2006.

CHINA FRUITS CORPORATION AND SUBSIDIARY
(FORMERLY DIVERSIFIED FINANCIAL RESOURCES CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

NOTE - 13 Equity transactions

On April 4, 2006, the Company issued 22,800 common shares, for professional and consultant services rendered. The shares were valued at the market price on the date of issuance for a total of $45,600. These expenses were included in the accompanying financial statements in selling, general and administration expenses.

On April 20, 2006, the Company's former legal counsel agreed to accept a settlement payment of 16,000 common shares and a cash payment of $20,000 as full payment of its outstanding balances. Additionally, the agreement provided for cancellation of any pending or outstanding stock options pursuant to the legal services agreement dated September 9, 2005. The shares were valued at the market price on the date of issuance for a total of $24,000. These expenses were included in the accompanying financial statements in selling, general and administration expenses.

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

NOTE - 14 Related party transactions

During the nine months ended September 30, 2006, the Company recorded cost of goods sold of $303,662 from a related company. Mr. Chen Quan Long, the Chief Executive Officer of the Company, is also the president of the related company. As of September 30, 2006, the trade balance of accounts payable of $108,653 is due to a related company.

NOTE - 15 Concentrations and risks

(a) Major customers and vendors

100% of the Company’s assets were located in China and 100% of the Company’s revenues and purchases were derived from customers and vendors located in China.

No revenue and cost of goods sold were derived from major customers and vendors in the same periods ended September 30, 2005 since the operation was commenced in February 2006.

For the nine months ended September 30, 2006, there is no customer who account for 10% or more of revenue.

The vendors who account for 10% or more of purchases are presented as follows:

Vendors	Purchase		Accounts Payable
Vendor A	$303,662	80%	$108,653

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL DESCRIPTION OF BUSINESS

    As used herein the terms "We", the "Company", "CHFR", the "Registrant," or the "Issuer" refers to China Fruits Corporation, its subsidiary and predecessors, unless indicated otherwise. The Company was incorporated in the State of Delaware on January 6, 1993, as Vaxcel, Inc. On December 19, 2000, CHFR changed its name to eLocity Networks Corporation. On August 6, 2002, CHFR changed its name to Diversified Financial Resources Corporation. In May 2006, the Company's board decided to redomicile from the State of Delaware to the State of Nevada. Their decision was approved by the holders of a majority of the voting rights and common stock. On August 18, 2006, the Company changed its name to China Fruits Corporation.

    The Company began operating as a holding company in 2005. The primary objectives involved creating and managing a comprehensive portfolio of companies in key industry sectors. The Company did not meet its primary objectives in 2005. As a result, during 2005 the Company decided to try and sell all of its real estate properties, and discontinued the operations of all of its subsidiaries. In the first quarter of 2006, the Company's operations from continuing activities consisted of its investment in an oil and gas property in Texas, which was disposed during the second quarter of 2006. We now operate only in China through our subsidiary Tai Na for the period ended September 30, 2006.

    As of April 1, 2006, the Company entered into a Plan of Exchange (the “Agreement”), between and among the Company, Jiang Xi Tai Na Guo Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Tai Na”), the shareholders of Tai Na (the “Tai Na Shareholders”) and the Majority Shareholder of the Company.

    Pursuant to the terms of the Agreement, two simultaneous transactions will be consummated at closing, as follows: (i) the Majority Shareholder of the Company will deliver 13,150 convertible Series A preferred shares and 12,100,000 non-convertible Series B preferred shares of the Company to the Tai Na Shareholders in exchange for total payments of $500,000 in cash and (ii) the Company will issue to the Tai Na Shareholders an amount equal to 30,000,000 new investment shares of common stock of the Company pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Tai Na. Upon completion of the exchange, Tai Na will become a wholly-owned subsidiary of the Company. All of these conditions to closing have been met, and the Company, Tai Na, the Tai Na Shareholders and the Majority Shareholders of the Registrant declared the exchange transaction consummated on May 31, 2006.

    Since the reverse merger was consummated, the Company has continued operations of Tai Na, a company which is principally engaged in manufacturing, trading and distributing non-alcoholic and alcoholic beverages in the PRC. Tai Na is located in Nan Feng County, Jiang Xi Province, a well known agricultural area in China. The Company plans to market and development new orange-related product lines, such as orange juice and orange wine. The Company's main orange supplier, a related party of the Company, has approximately 1,000 acres of orange trees. The Company hopes to achieve a product capacity of 3,000 tons of fruit wine and 3,000 tons of juice over the next two years.

RESULTS OF CONTINUING OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2006.

Revenues

Gross revenues were $188,766 and $437,862 for the three-month and nine-month periods ended September 30, 2006, respectively, due primarily to sales of non-alcoholic and alcoholic beverages. The Company recognizes revenue when persuasive evidence of a sale exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. The Company’s sales arrangements are not subject to warranty. The Company did not record any product returns for the three-month and nine-month periods ended September 30, 2006. There were no comparable operations during the same period in 2005 due to the inception in October 2005. The Company expects sales to increase during 2006 as the Company moves toward developing its business plan, including the investment in a new plant.

Income / Loss

The Company had net income of $3,509 for the three-month period ended September 30, 2006, due primarily to the increase in sales revenue and decrease in the cost of goods sold in this period. The Company had net loss of $112,536 for the nine-month period ended September 30, 2006, primarily attributable to the high cost of goods sold resulting the gross profits were not enough to cover the selling, general and administrative expenses. There were no comparable operations during the same period in 2005 due to the inception in October 2005.

Net income from operations was $6,787 and Net loss from operations was $111,154 for the three-month and nine-month periods ended September 30, 2006, respectively. The Company expects to incur losses from operations during fiscal year 2006 until the operations of the new plant commences. There can be no assurance that the Company will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Selling, general and administrative expenses for the three months and nine months ended September 30, 2006 were $55,640 and $197,685, respectively. The high operating expenses for the nine-month period were due primarily to accrued expenses of $30,000 from auditing and $69,600 from other professional services fees. The professional services fees of $69,600 were paid through the issuance of 485,000 common shares of the Company, valued at the market price on the date of issuance.

Cost of Sales

Cost of sales included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of sales items. During the three months ended September 30, 2006, we had $126,339 in cost of sales, which was approximately 67% of sales revenues. During the nine months ended September 30, 2006, we had $351,331 in cost of sales, which was approximately 80% of sales revenues. The cost of sales as a percentage of sales was higher during these periods due to purchasing some of our ingredients through third parties resulting in small price markups. These markups typically range between 5-10%. The Company expects to lower the cost of sales after the commencement of our new plant as we will have the capacity to manufacture and store many of our own items. In addition, the Company is seeking more non-related suppliers to reduce the risk of concentration.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $67,838 for the nine months ended September 30, 2006. Positive cash flows from operations were due primarily to the increase in accounts payable by $108,653, the increase in other payables and accrued liabilities by $49,987, partially offset by the net loss, the increase in inventories and prepayment in this period.

Cash flows used in investing activities were $575,623 for the nine months ended September 30, 2006, which were due primarily to the acquisition of net liabilities in connection with share exchange, and the purchase of property and equipment in the third quarter of 2006.

Cash flows provided by financing activities were $794,940 for the nine months ended September 30, 2006, which included shareholder loans of $938,250, which are unsecured, non-interest bearing and repayable over 12 months, offset by the addition in due from a third party of $632,910. Additionally, the Company infused $300,000 of capital contributions in connection with the reverse takeover. In the third quarter of 2006, the Company infused $189,600 as additional paid-in capital contributed by two shareholders of the Company.

We have funded our cash needs for the nine months ended September 30, 2006 with a series of debt and equity transactions.

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

ITEM 3. CONTROLS AND PROCEDURES.

    The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. The Company’s Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining disclosure controls and procedures for the Company. The controls and procedures established by the Company are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

    As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

                     None.

ITEM 2.      CHANGES IN SECURITIES

                     None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

                    None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None.

ITEM 5.      OTHER INFORMATION

                     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

       Reports on Form 8-K filed in the third quarter of 2006

(1)	On July 10, 2006, the Company filed an amendment to 8-K report to disclose the audited financial statements and pro forma financial statements of Tai Na.

(2)	On July 26, 2006, the Company filed an 8-K report to announce the change of its certifying accountant.

(3)	On August 4, 2006, the Company filed an amendment to 8-K report to announce the change of its certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: November 10, 2006	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.