Form 10KSB
period 2006-12-31
China Fruits Corportion
filed 2007-04-13
CIK 1029802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(86794) 326-6199
(Issuer's telephone number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐   No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenues for its fiscal year ended December 31, 2006 were $1,242,705.

The aggregate market value of the voting stock on April 13, 2007 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $12,379,143 based upon the most recent sales price for such Common Stock on said date ($0.35). On April 13, 2007, there were 36,129,689 shares of our Common Stock issued and outstanding, of which approximately 35,368,979 shares were held by non-affiliates.

Number of shares of common stock, par value $.001, outstanding as of April 13, 2007: 36,129,689

Number of shares of preferred stock outstanding as of April 13, 2007:
Series A, par value $.001 - 13,150
Series B, par value $.001 - 12,100,000

Transitional Small Business Disclosure Format (check one):    ☐  Yes   ☒  No

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-KSB under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-KSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-KSB that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

Item 1	Description of Business	4

Item 2	Description of Property	10

Item 3	Legal Proceedings	11

Item 4	Submissions of Matters to a Vote of Security Holders	11

PART II

Item 5	Market for Common Equity, Related Stockholder Matters And Small Business Issuer Purchases of Equity Securities	11

Item 6	Management’s Discussion and Analysis or Plan of Operation	13

Item 7	Financial Statements	18

Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	39

Item 8A	Controls and Procedures	39

Item 8B	Other Information	40

PART III

Item 9	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	11

Item 10	Executive Compensation	42

Item 11	Security Ownership of Certain Beneficial Owners and Management	43

Item 12	Certain Relationships and Related Transactions	44

Item 13	Exhibits, Lists and Reports on Form 8-K	45

Item 14	Principal Accountant Fees and Services	46

PART I

Item 1. Description of Business.

History

As used herein the terms "We", the "Company", "CHFR", the "Registrant," or the "Issuer" refers to China Fruits Corporation, its subsidiary and predecessors, unless indicated otherwise. We were incorporated in the State of Delaware on January 6, 1993, as Vaxcel, Inc. On December 19, 2000, we changed our name to eLocity Networks Corporation. On August 6, 2002, we changed our name to Diversified Financial Resources Corporation. In May 2006, our board decided to redomicile from the State of Delaware to the State of Nevada. Their decision was approved by the holders of a majority of the voting rights and common stock. On August 18, 2006, we changed our name to China Fruits Corporation.

We began operating as a holding company in 2005. The primary objectives involved creating and managing a comprehensive portfolio of companies in key industry sectors. We did not meet our primary objectives in 2005. As a result, during 2005 we decided to try and sell all of our real estate properties, and discontinued the operations of all of our subsidiaries. In the first quarter of 2006, our operations from continuing activities consisted of its investment in an oil and gas property in Texas, which was disposed during the second quarter of 2006.

    As of April 1, 2006, we entered into a Plan of Exchange (the “Agreement”), between and among us, Jiang Xi Tai Na Guo Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“Tai Na”), the shareholders of Tai Na (the “Tai Na Shareholders”) and our Majority Shareholder.

Pursuant to the terms of the Agreement, two simultaneous transactions were consummated at closing, as follows: (i) our Majority Shareholder delivered 13,150 of our convertible Series A preferred shares and 12,100,000 non-convertible Series B preferred shares to the Tai Na Shareholders in exchange for total payments of $500,000 in cash and (ii) we issued to the Tai Na Shareholders an amount equal to 30,000,000 new investment shares of our common stock pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Tai Na. Upon completion of the exchange, Tai Na became our wholly-owned subsidiary. All of these conditions to closing have been met, and we, Tai Na, the Tai Na Shareholders and our Majority Shareholders declared the exchange transaction consummated on May 31, 2006. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

Business Description of the Issuer

Since the reverse merger was consummated, we have continued operations of Tai Na, a company which is principally engaged in manufacturing, trading and distributing fresh tangerine, non-alcoholic and alcoholic beverages in the PRC. Tai Na is located in Nan Feng County, Jiang Xi Province, a well known agricultural area for tangerine in China. We plan to market and development new tangerine-related product lines, such as tangerine juice and tangerine wine. Our main tangerine supplier, Royal NanFeng Orange Science & Technology Co., Ltd. ("Royal"), has over 593 acres of orchards. We hope to achieve a product capacity of 3,000 tons of fruit wine and 3,000 tons of juice over the next two years. On February 19, 2007, we entered into an agreement with Royal to acquire the assets and businesses of Royal to assist in further expansion in the tangerine markets. The assets and businesses of Royal, including over 593 acres of orchards, 395 acres of land with a reservoir, a manufacturing plant situated on over 33 acres, and the distribution network of the Royal. The acquisition should be completed by December 31, 2007. After completion of the acquisition, we will own all of Royal’s plants, orchards, and fruit wine and soft drink production lines.

Overview of Our Market Area

China's citrus industry currently experiences transition from quantity concentration to quality concentration, from production only to diversified business segments covering pre-production to post-production. Citrus production in China has the following features:

❖
Changes in Market Shares. Before the 1990s, approximately 70% of total citrus output was tangerine, 20% of total was orange. The percentages were changed to 55% for tangerine and 30% for orange in the past decade due to the improved quality of orange with respect to size, outlook and taste.

❖	Concentration on Chinese Market. Citrus products are primarily marketing in China. There is only approximately 2% of total exported to different countries.

❖
Huge Fresh Fruits Consumption. 95% of citrus products in China are consumed as fresh fruit. Fruits manufacture is not popular in China, most of which is for export only. In addition, the orange juice on Chinese market is primarily made from the concentrated or non-concentrated juice imported from Brazil and the United States.

In general, citrus output increases tremendously in China in the past decades due to the increases in orchards. However, compared to the world's market, the citrus industry in China is undeveloped in terms of quality, output, manufacture and efficiency. There are four barriers in China's citrus industry: a) small manufacture magnitude, primarily based on household; b) lack of technology input, primarily based on nature growth; c) undeveloped commercial systems, particularly in storage and transportation; d) no clear segments in the industry, particular in household base. It should be long-term projects to get rid of all these barriers. It is anticipated that after China enters the World Trade Organization ("WTO"), the sales channels for citrus products should be more facilitated due to the open markets. In the long run, the export of Chinese citrus will increase constantly, for both fresh fruits and processed products.

Marketing Strategies

Seeking for Opportunities to Develop International Markets

Our tangerine, well known as "Nan Feng tangerine", is popular in the market due to the high quality, benefited from the natural resource in Nan Feng County, which is a well known agricultural area for tangerine in China. Currently, we are primarily marketing in China and hold a leading position in Chinese market. However, this position will be challenged since China’s accession to WTO in 2001. We believe the open-market policies will lower the barriers to market entry, both Chinese market and global markets. WTO membership brought with it the opportunity to take advantage of new market access opportunities and new protections now available to China under the rules-based system of the WTO. When China was a non-member of the WTO, China found that its exports were often the subject of discriminatory treatment in overseas markets. In addition, as a country with planned economy to one with marketing economy, China often saw its exporting enterprises were subjected to anti-dumping acts. All will be changed under the protection of WTO. Therefore, we expect to take advantages of the fair markets regulated by WTO and seek for opportunities to develop international markets.

Seeking for Strategic partners

For Nan Feng tangerine and certain related products, we intend to enter into collaborative arrangements with third parties. These collaborations may be necessary in order for us to:

•	Enhance the manufacturing capacities;

•	Expand the sales network;

•	Increase the sales revenue; and

•	successfully build up the brand name.

(i)
As of January 23, 2007, we entered into a winery agreement with Shenzhen Loulan Red Wine Company Ltd (“Loulan”), pursuant to which we will ferment wine for Loulan for a total value of not less than $3,750,000. The agreement commenced on February 1, 2007 and will end on February 1, 2008.

(ii)
On February 6, 2007, we entered into a sales agreement with Liaoning Shenyang Yunpeng Fruits Limited ("Yunpeng") for the sale of our brand name oranges. Pursuant to the sales agreement, Yunpeng will be our exclusive distributor of brand name oranges within three provinces in Northeast China.

(iii)
On February 8, 2007, we entered into a sales agreement with Inner Mongolian Manchuria Menglin Fruits Limited ("Menglin") for the sale of our brand name oranges. Pursuant to the sales agreement, Menglin will export 3,000 tons of our brand name oranges to Russia, in 2007. Menglin will be our general distributor in the Russian market.

(iv)
On February 19, 2007, we entered into an agreement with Royal to acquire the assets and businesses of Royal to assist in further expansion in the tangerine markets. The assets and businesses of Royal, including over 593 acres of orchards, 395 acres of land with a reservoir, a manufacturing plant situated on over 33 acres, and the distribution network of the Royal. The acquisition should be completed by December 31, 2007. After completion of the acquisition, we will own all of Royal’s plants, orchards, and fruit wine and soft drink production lines.

(v)	In February of 2007, we entered into a series of sales agreements with two unrelated companies pursuant to which we shall provide total orange sales of not less than 6,000 tons in 2007.

Enhance Manufacture Capacity

The acquisition of Royal is one of our strategies to enhance the manufacture capacity. Royal was engaged in citrus industry since 2002, owned over 593 acres of orchards, 395 acres of land with a reservoir, a manufacturing plant situated on over 33 acres, and sophisticated distribution network. After acquisition, we will have additional two-story plant with total area of 127,832 square feet, and one-story plant with total area of 9,246 square feet. In addition, we invested approximately $300,000 in machinery, office equipment, transportation facilities and other equipments, 90% of which for fruit wine production line. We also invest approximately $220,000 in two one-story new plants with total area of 45,280 square feet. The construction was completed in March of 2007.

Competition

The domestic and international markets for citrus industry are intensely competitive and require us to compete against some companies possessing greater financial, marketing and other resources than ours. In addition, we compete in the nonalcoholic beverages segment of the commercial beverages industry. The nonalcoholic beverages segment of the commercial beverages industry is highly competitive, consisting of numerous firms. These include firms that compete in multiple geographic areas as well as firms that are primarily local in operation. Competitive products include numerous nonalcoholic sparkling beverages; various water products, including packaged water; juices and nectars; fruit drinks and dilutables (including syrups and powdered drinks); coffees and teas; energy and sports drinks; and various other nonalcoholic beverages. These competitive beverages are sold to consumers in both ready-to-drink and not-ready-to-drink form. Competitive factors impacting our business include pricing, advertising, sales promotion programs, product innovation, increased efficiency in production techniques, the introduction of new packaging, new vending and dispensing equipment, and brand and trademark development and protection.

Our competitive strengths include good quality with a high level of consumer acceptance; a national distribution network; sophisticated marketing capabilities; and a talented group of dedicated employees. However, we cannot be certain that its efforts to marketing will be successful.

Government Regulation

The production, distribution and sale in the Chinese market of our products are subject to the PRC State Food, Drug, and Cosmetic Act, state consumer protection laws, the Occupational Safety and Health Act, various environmental statutes; and various other state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products.

Employees

As of December 31, 2006, we had 76 full-time employees, including 2 office executives, 32 specialists in researching and developing the quality of tangerine and related products. Approximately 9.59% of the employees have bachelor degrees or above. All employees are working in our subsidiary located in China.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deems to be immaterial also may materially adversely affect our business, financial condition or results of operations.

Water scarcity and poor quality could negatively impact our production costs and capacity

Water is the main ingredient in substantially all of our beverage products. It is also a limited resource in many parts of the world, facing unprecedented challenges from overexploitation, increasing pollution and poor management. As demand for water continues to increase in China and as the quality of available water deteriorates, our system may incur increasing production costs or face capacity constraints which could adversely affect our profitability or net operating revenues in the long run.

Changes in the nonalcoholic beverages business environment could impact our financial results

The nonalcoholic beverages business environment is rapidly evolving as a result of, among other things, changes in consumer preferences, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. If we are unable to successfully adapt to this rapidly changing environment, our net income, share of sales and volume growth could be negatively affected.

Increased competition could hurt the our business

The nonalcoholic beverages segment of the commercial beverages industry is highly competitive. We compete with major international beverage companies that operate in multiple geographic areas, as well as numerous firms that are primarily local in operation. Our ability to gain or maintain share of sales or gross margins in the Chinese markets and ability to grow the business in global market may be limited as a result of actions by competitors.

We rely on its strategic partners for a significant portion of its business. If we are unable to maintain good relationships with its strategic partners, our business could suffer

For Nan Feng tangerine and certain related products, we intend to enter into collaborative arrangements with third parties. These collaborations may be necessary in order for us to:

•	Enhance the manufacturing capacities;

•	Expand the sales network;

•	Increase the sales revenue; and

•	successfully build up the brand name.

    We cannot assure that we will be able to enter into collaborative agreements with partners on terms favorable to us, or at all, and any future agreement may expose us to risks that our partner might fail to fulfill its obligations and delay commercialization of our products. We also could become involved in disputes with partners, which could lead to delays in or terminations of our development and commercialization programs and time consuming and expensive litigation or arbitration. Our inability to enter into additional collaborative arrangements with other partners, or our failure to maintain such arrangements, would limit the number of product candidates which we could develop and ultimately, decrease our sources of any future revenues.

Increase in cost, disruption of supply or shortage of raw materials could harm our business.

The output of tangerine significantly relies on the local climate. The shortage of tangerine would increase our operating costs and could reduce our profitability. Increases in the prices of our finished products resulting from higher raw material costs could affect affordability in some markets and reduce our sales. An increase in the cost or a sustained interruption in the supply or shortage of the tangerine that may be caused by natural disasters could negatively impact our net revenues and profits.

Adverse weather conditions could reduce the demand for our products.

The sales of our products are influenced to some extent by weather conditions in the markets in which we operate. Unusually cold weather during the summer months may have a temporary effect on the demand for our products and contribute to lower sales, which could have an adverse effect on our results of operations for those periods.

If we are unable to maintain brand image and product quality, our business may suffer.

Our success depends on our ability to maintain brand image for our "Nan Feng Tangerine". We cannot assure you, however, that additional expenditures and our renewed commitment to advertising and marketing will have the desired impact on our products' brand image and on consumer preferences. Product quality issues, real or imagined, or allegations of product contamination, could tarnish the image of the affected brands and may cause consumers to choose other products.

Changes in accounting standards and taxation requirements could affect our financial results.

New accounting standards or pronouncements that may become applicable to us from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported results for the affected periods. We are also subject to income tax in China in which we generate net operating revenues. In addition, our products are subject to sales and value-added taxes in China. Increases in income tax rates could reduce our after-tax income from affected jurisdictions, while increases in indirect taxes could affect our products' affordability and therefore reduce demand for our products.

If we are not able to achieve our overall long term goals, the value of an investment in us could be negatively affected.

    We have established and publicly announced certain long-term growth objectives. These objectives were based on our evaluation of our growth prospects, which are generally based on the increase in our investment, and on an assessment of potential level or mix of product sales. There can be no assurance that we will achieve the required volume or revenue growth or mix of products necessary to achieve our growth objectives.

Our assets are located in China and its revenues are derived from its operations in China

    In terms of industry regulations and policies, the economy of China has been transitioning from a planned economy to market oriented economy. Although in recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reforms, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China are still owned by the Chinese government. For example, all lands are state owned and are leased to business entities or individuals through governmental granting of State-owned Land Use Rights. The granting process is typically based on government policies at the time of granting and it could be lengthy and complex. This process may adversely affect our future manufacturing expansions. The Chinese government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency and providing preferential treatment to particular industries or companies. Uncertainties may arise with changing of governmental policies and measures. At present, our development of research and development technologies and products is subject to approvals from the relevant government authorities in China. Such governmental approval processes are typically lengthy and complex, and never certain to be obtained.

Political and economic risks

    China is a developing country with a young market economic system overshadowed by the state. Its political and economic systems are very different from the more developed countries and are still in the stage of change. China also faces many social, economic and political challenges that may produce major shocks and instabilities and even crises, in both its domestic arena and in its relationship with other countries, including but not limited to the United States. Such shocks, instabilities and crises may in turn significantly and adversely affect our performance.

Risks related to interpretation of China laws and regulations which involves significant uncertainties

    China’s legal system is based on written statutes and their interpretation by the Supreme People’s Court. Prior court decisions may be cited for reference but have limited value as precedents. Since 1979, the Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. In addition, as the Chinese legal system develops, we cannot assure that changes in such laws and regulations, and their interpretation or their enforcement will not have a material adverse effect on our business operations.

Currency conversion and exchange rate volatility could adversely affect our financial condition.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People’s Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day’s dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC.

Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still subject to certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

We are a FIE to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

Since 1994, the exchange rate for Renminbi against the United States dollars has remained relatively stable, most of the time in the region of approximately RMB8.28 to US$1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar. As our operations are primarily in China, any significant revaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced.

Item 2. Description of Property.

Our main operation is located at Fu Xi Technology & Industry Park, Nan Feng County, Jiang Xi Province, People’s Republic of China, which is leased from Royal and has a total area of 9,774 square feet. The lease covers 10 years period from 2005 to 2015 with annul payment of $308. This space is adequate for our present operations. No other businesses operate from this office.

In addition, we are building up two self-owned one-story plants at the same location, total area of which is approximately 45,280 square feet. The construction was completed in March of 2007. We expect our revenue will increase after the new plant start operating.

There is no private ownership of land in China; all land ownership is held by the government of China, its agencies and collectives. Land use rights are obtained from government for periods ranging from 50 to 70 years, and are typically renewable. Land use rights can be transferred upon approval by the land administrative authorities of China (State Land Administration Bureau) upon payment of the required transfer fee.

Item 3. Legal Proceedings.

    We and our former president were named as respondents in a complaint filed by the Securities and Exchange Commission ("SEC"). The civil suit, SEC v. Wolfson, et. al., case number 2:03 CV 0914K, was filed in the United States District Court for the District of Utah. The complaint alleged that we and our president failed to accurately and fully disclose the nature of our relationship with the Sukumo Group, Inc. and to timely disclose the execution of the Offshore Purchase Agreement. The complaint further alleged that our president took actions in 2003 to manipulate the price of our stock in the marketplace. The proposed settlement ordered our president to pay a civil penalty of $120,000 in installments over a one year term and prohibits him from serving as an officer or director of any publicly held company and from participating in the issuance of any penny stock. The proposed settlement was accepted by the U.S. District Court on or about April 18, 2005 and the payment of $120,000 was during the quarter ended June 30, 2006.

    As required by the final agreement, Mr. Chapman resigned from the Board of Directors and from his positions as President and Chief Executive Officer effective May 6, 2005. Dennis Thompson, a member of the Board of Directors, was named as President and Chief Executive Officer to replace Mr. Chapman. We filed a Form 8-K dated May 6, 2005 to report these events.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Trading Market for Common Equity

Our common stock is quoted on the Electronic Bulletin Board under the symbol, CHFR.OB (formerly DVFN.OB, DFRL.OB, DFRC.OB and ELOC.OB). Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following tables set forth the high and low sale prices for our common stock as reported on the Electronic Bulletin Board for the periods indicated.

Year Ended December 31, 2005:	High	Low
3/31/2005	$5.00	$2.50
6/30/2005	$2.50	$2.50
9/30/2005	$0.38	$0.35
12/31/2005	$0.50	$0.38

Year Ended December 31, 2006:	High	Low
3/31/2006	$2.13	$1.50
6/30/2006	$1.26	$1.26
9/30/2006	$0.55	$0.55
12/31/2006	$0.56	$0.40

Year Ended December 31, 2007:	High	Low
3/31/2007	$0.45	$0.35

On July 12, 2006, we completed a 1 for 12.5 reverse stock split on the common stock and the par value remains at $0.001 per share. The reverse stock split is not subject to any condition other than Board of Directors approval under the Section 78 of the Nevada Revised Statutes. In addition, Certificate of Change pursuant to NRS 78.209 was filed with the Secretary of State of Nevada in connection with the decrease in authorized capital.

Dividends

Since the year end December 31, 2003, we have not declared any cash dividends.

On April 30, 2002, shareholders of record on that date became entitled to receive a stock dividend of one share of eLocity, Inc., for every share of our stock they held. The spin-off shares are being held in escrow with eLocity, Inc., and will not be distributed until eLocity, Inc. completes a registration statement.

We have never paid a cash dividend on our common stock. The payment of dividends may be made at the discretion of our Board of Directors, and will depend upon, among other things, our operations, capital requirements, and overall financial condition. There are no contractual restrictions on our ability to declare and pay dividends.

Preferred Stock

On September 16, 2004, we filed with the Delaware Secretary of State a Certificate of Designation of the Rights and Preferences of Preferred Stock of Diversified Financial Resources Corporation, n/k/a China Fruits Corporation. This designation created 200,000,000 shares, no stated par value, of Series A and Series B Convertible Preferred Stock. On May 18, 2006, we filed with the Nevada Secretary of State an Articles of Exchange to redomicile from Delaware State to Nevada State, the designation regarding the Rights and Preferences of Preferred Stock remains unchanged except that the par value of Preferred Stock was changed to $.001.

The Series A Convertible Preferred Stock has the following rights and privileges:
1.
The shares are convertible at the option of the holder at any time into common shares, at a conversion rate of one share of Series A Convertible Preferred Stock for 100 shares of common stock for a period of 10 years from the issuance date.

2.	Requires two-thirds voting majority to authorize changes to equity.
3.	Redemption provision at option of directors for $10 per share plus the greater of $3 per share or 50% of market capitalization divided by 2,000,000.
4.	The holders of the shares are entitled to one hundred (100) votes for each share held.
5.	Upon our liquidation, the holders of the shares will be entitled to receive $10 per share plus redemption provision before assets distributed to other shareholders.
6.	The holders of the shares are entitled to dividends equal to common share dividends.

The Series B Convertible Preferred Stock has the following rights and privileges:

1.	The shares are not convertible into any other class or series of stock.
2.	The holders of the shares are entitled to five hundred (500) votes for each share held. Voting rights are not subject to adjustment for splits that increase or decrease the common shares outstanding.
3.	Upon our liquidation, the holders of the shares will be entitled to receive $.001 per share plus redemption provision before assets distributed to other shareholders.
4.	The holders of the shares are entitled to dividends equal to common share dividends.
5.
Once any shares of Series B Convertible Preferred Stock are outstanding, at least two-thirds of the total number of shares of Series B Convertible Preferred Stock outstanding must approve the following transactions:

a)	Alter or change the rights, preferences or privileges of the Series B Preferred Stock.

b)	Create any new class of stock having preferences over the Series B Preferred Stock.

c)	Repurchase any of our common stock.

d)	Merge or consolidate with any other company, except our wholly-owned subsidiaries.

e)
Sell, convey or otherwise dispose of , or create or incur any mortgage, lien, or charge or encumbrance or security interest in or pledge of, or sell and leaseback, in all or substantially all of our property or business.

f)
Incur, assume or guarantee any indebtedness maturing more than 18 months after the date on which it is incurred, assumed or guaranteed by us, except for operating leases and obligations assumed as part of the purchase price of property.

Number of Holders

As of April 13, 2007, we had 3,715 common shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

(a)
On May 31, 2006, we issued to the Tai Na Shareholders an amount equal to 30,000,000 new investment shares of our common stock in exchange for all of their shares of registered capital of Tai Na owned by Tai Na Shareholders, pursuant to Plan of Exchange, dated April 1, 2006.

The foregoing transactions were private transactions not involving a public offering and were exempt from registration provisions of the Securities Act of 1933, as amended, or the “Act”, pursuant to Section 4(2) thereof. The sale of the securities was without the use of an underwriter, and the certificates representing the shares of common stock bear a restrictive legend permitting transfer only upon registration or under an exemption from registration under the Act.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is Guardian Registrar & Transfer, Inc. located at 7951 SW 6th Street, Suite 216, Plantation, Florida 33324.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully manufacture, sell and distribute Nan Feng tangerine, non-alcoholic and alcoholic beverage on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

CRITICAL ACCOUNTING POLICIES

Revenue recognition

We derive revenues from the resale of non-alcoholic and alcoholic beverages and tangerine purchased from third parties, net of value added taxes (“VAT”). We are subject to VAT which is levied on the majority of the products of Tai Na at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by us in addition to the invoiced value of purchases to the extent not refunded for export sales.

In accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, we recognize revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Our sales arrangements are not subject to warranty.

Starting from October 2006, we commenced the trading of tangerine in the PRC.

(a)  Sale of products

We recognize revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. We did not record any product returns for the year ended December 31, 2006.

(b) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Inventory

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method. We periodically review historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. We provide inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2006, we did not record an allowance for obsolete inventories, nor have there been any write-offs.

Property, Plant, and Equipment

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Plant and machinery	10-12 years	5%
Furniture, fixture and equipment	5-6 years	5%

Expenditure for maintenance and repairs is expensed as incurred.

Revenues

Gross revenues were $1,242,705 and $0 for the years ended December 31, 2006 and 2005, respectively, due primarily to sales of tangerine, non-alcoholic and alcoholic beverages. We recognize revenue when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns for the year ended December 31, 2006. There were no comparable operations during the same period in 2005 due to the inception in October 2005. We expect sales to increase during 2006 as our moves toward developing our business plan, including the investment in a new plant.

Income / Loss

We had a net loss of $792,050 for the year ended December 31, 2006, due primarily to the increase in the cost of goods sold in this period, and non-cash consulting expenses of $752,584 for the year ended December 31, 2006. The non-cash consulting expenses were the result of the issuance of 3,900,000 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

-	Advise on matters relating to our structure, management, operation and subsidiaries;
-	The preparation and implementation of a new business plan and a future growth strategy;
-	Our corporate image design and website construction;
-	Advertisements
-	Advise on procedures, regulations, and compliance of a public listed company;
-	Legal advise on procedures, regulations, and compliance in China;
-	Assistance with preparation of applicable filings with the SEC;
-	Assistance with preparation of financial statements;
-	EDGAR services

The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods, which was completed as of December 31, 2006.

We had a net loss of $854 for the year ended December 31, 2005 due to the inception in October 2005. We expect to incur losses from operations during fiscal year 2007 until the operations of the new plant commences. There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

    Operating expenses for the years ended December 31, 2006 and 2005 were $1,045,297 and $854, respectively. The high operating expenses during 2006 were due primarily to accrued Selling, General and Administrative expenses of $160,598 and non-cash consulting expenses of $752,584 resulting from the issuance of 3,900,000 shares of common stock for services in connection with general management consulting and advisory services. The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods, which was completed as of December 31, 2006.

Cost of Revenue

    Cost of revenue included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of revenue items. During the year ended December 31, 2006, we had $967,834 in cost of revenue, of which $354,005 from related party. Cost of revenue as a percentage of revenue was approximately 78%, which was higher during 2006 due to purchasing some of our ingredients through third parties resulting in small price markups. These markups typically range between 5-10%. We expect to lower the cost of sales after the commencement of the new plant as we will have the capacity to manufacture and store many of its own items. In addition, we are seeking more non-related suppliers to reduce the risk of concentration.

    There were no comparable operations during the same period in 2005 due to the inception in October 2005.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $143,554 for the year ended December 31, 2006. Negative cash flows from operations were due primarily to the net loss of $792,050, the increase in accounts receivable by $254,397, partially offset by the increase in accounts payable to related party of $110,029 in the year of 2006.

Cash flows used in investing activities were $524,036 for the year ended December 31, 2006, which were due primarily to the purchase of property and equipment in the year of 2006.

Cash flows provided by financing activities were $609,373 for the year ended December 31, 2006 due primarily to shareholder loans of $994,917, which are unsecured, non-interest bearing and repayable over 12 months, offset by the addition in due from a third party of $576,000, which is unsecured, non-interest bearing and repayable within 12 months. Additionally, we infused $190,456 as additional paid-in capital contributed by our two shareholders. Cash flows provided by financing activities were $62,344 for the year ended December 31, 2005 due primarily to the registered capital required by the Chinese government, contributed by our two shareholders.

    We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $250,000 in working capital during 2007 and $200,000 for the two years thereafter.

    Overall, we have funded our cash needs from inception through December 31, 2006 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $29,069 on hand and a working capital of $715,584 as of December 31, 2006. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $250,000 to sustain operations through year 2007 and approximately $200,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

    On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from this offering will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

ཙ	Curtail new product launches

ཙ	Limit our future marketing efforts to areas that we believe would be the most profitable.

    Demand for the products and services will be dependent on, among other things, market acceptance of our products, citrus market and beverage market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

    Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We manufacture, trade and distribute fresh tangerine, non-alcoholic and alcoholic beverages to retail consumers and wholesale buyers. We plan to strengthen our position in these markets. We also plan to expand our operations through aggressively marketing our products and our concept.

FORWARD LOOKING STATEMENTS

The information herein contains certain forward looking statements within the meaning of §27A of the Securities Act of 1933, as amended and § 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward looking statements involve risks and uncertainty, including without limitation, our ability to continue our current expansion strategy, labor and employee benefits, as well as general market conditions, competition and pricing. Although we believe that the assumptions underlying the forward looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward look statements included in this Form 10-QSB will prove to be accurate. In view of the significant uncertainties inherent in the forward looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Item 7. Financial Statements.

The consolidated financial statements include the accounts of Tai Na, our wholly owned subsidiary. The following selected financial data for the years ended December 31, 2006 and 2005 is derived from our consolidated financial statements, and should be read in conjunction with the consolidated financial statements and related notes presented as a separate section commencing on page F-1.

	December 31,
	2006	2005
Balance Sheet

Total Assets	$1,429,202	$61,490
Total Liabilities	1,190,926	-0-
Total Stockholders’ Equity	238,276	61,429
Total Liabilities and Stockholders’ Equity	1,429,202	61,490

Statements of Operations
	For years ended
	December 31,
	2006	2005

Revenue	$1,242,705	$-0-
Operating Expenses	1,045,297	854
Other Income	4,583	-0-
Net Loss	(792,050)	(854)
Net Loss per Common Share	(0.03)	**
Weighted Average Common Shares Outstanding	30,525,000	30,000,000

** Less than $.01

ZHONG YI (HONG KONG) C.P.A. COMPANY LIMITED

Certified Public Accountants
CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
China Fruits Corporation
(Formerly Diversified Financial Resources Corporation)

We have audited the accompanying consolidated balance sheets of China Fruits Corporation and Subsidiaries (“the Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Fruits Corporation (formerly Diversified Financial Resources Corporation) as of December 31, 2006 and 2005 and the results of operations and cash flows for the years ended December 31, 2006 and 2005 and in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial losses which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Zhong Yi (Hong Kong) C.P.A. Company Limited
Zhong Yi (Hong Kong) C.P.A. Company Limited
Certified Public Accountants
Hong Kong, China
April 12, 2007

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	2006	2005
ASSETS		(Restated)
Current assets:
Cash and cash equivalents	$29,069	$61,490
Accounts receivable, net	253,125	-
Advance to a third party	576,000	-
Inventories	35,353	-
VAT and income tax recoverable	18,046	-

Total current assets	911,593	61,490

Plant and equipment, net	517,609	-

TOTAL ASSETS	$1,429,202	$61,490

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, related party	$110,029	$-
Other payables and accrued liabilities	85,980	-

Total current liabilities	196,009	-

Non-current liabilities:
Amount due to stockholders	994,917	-

TOTAL LIABILITIES	1,190,926	-

Stockholders’ equity:
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized 13,150 shares issued and outstanding	13	13
Series B; par value $.001, voting; 50,000,000 shares authorized 12,100,000 shares issued and outstanding	12,100	12,100
Common stock, $0.001 par value; 100,000,000 shares authorized; 33,129,693 and 30,000,000 shares issued and outstanding	33,129	30,000
Additional paid-in capital	1,515,558	20,231
Deferred compensation	(555,416)	-
Statutory reserve	5,408	-
Accumulated other comprehensive income	25,796	-
Accumulated deficits	(798,312)	(854)

Total stockholders’ equity	238,276	61,490

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,429,202	$61,490

See accompanying notes to consolidated financial statements.

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	2006	2005
		(Restated)

NET REVENUES	$1,242,705	$-

COST OF REVENUES:
Cost of revenue	613,829	-
Cost of revenue- related party	354,005	-
Total cost of revenues	967,834	-

GROSS PROFIT	274,871	-

OPERATING EXPENSES:
Selling and marketing	83,355	-
Consulting and professional fees	884,699	-
General and administrative	77,243	854
TOTAL OPERATING EXPENSES	1,045,297	854

OTHER INCOME:
Other income	1,481	-
Interest income	3,102	-
Total other income	4,583	-

LOSS BEFORE TAX	(765,843)	(854)

Income tax expense	26,207	-

NET LOSS	$(792,050)	$(854)

Accumulated other comprehensive income:
- Foreign currency translation gain	25,796	-

COMPREHENSIVE LOSS	$(766,254)	$(854)

Net loss per share - Basic and diluted	$(0.03)	$(0.00)

Weighted average number of shares outstanding during the year - Basic and diluted	30,525,000	30,000,000

See accompanying notes to consolidated financial statements.

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005
(Currency expressed in United States Dollars (“US$”))

	2006	2005
		(Restated)
Cash flows from operating activities:
Net loss	$(792,050)	$(854)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,427	-
Stock based compensation	752,584	-
Allowance for doubtful accounts	1,272	-
(Increase) decrease in operating assets and liabilities:
Accounts receivable	(254,397)	-
Inventories	(35,353)	-
VAT and income tax recoverable	(18,046)	-
Accounts payable, related party	110,029	-
Other payables and accrued liabilities	85,980	-
Net cash used in operating activities	(143,554)	(854)

Cash flows from investing activities:
Purchase of plant and equipment	(524,036)	-
Net cash used in investing activities	(524,036)

Cash flows from financing activities:
Advance to a third party	(576,000)	-
Loan from stockholders	994,917	-
Capital contribution from stockholders	190,456	62,344
Net cash provided by financing activities	609,373	62,344

Foreign currency translation adjustment	25,796	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(32,421)	61,490

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	61,490	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$29,069	$61,490

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$29,864	$-
Cash paid for interest expenses	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Stocks issued for service rendered	$752,584	$-

See accompanying notes to consolidated financial statements.

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
CONSOLDIATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

	Series “A” Preferred Stock		Series “B” Preferred Stock		Common stock
	No. of share	Amount	No. of share	Amount	No. of share	Amount	Additional paid-in capital	Deferred Compensation	Accumulated other comprehensive income	Statutory reserve	Accumulated deficits	Total Equity

Balance as of January 1, 2005 (restated)	13,150	$13	12,100,000	$12,100	30,000,000	$30,000	$20,231	$-	$-	$-	$-	$62,344
Net loss for the year	-	-	-	-	-	-	-	-	-	-	(854)	(854)
Balance as of December 31, 2005	13,150	$13	12,100,000	$12,100	30,000,000	$30,000	$20,231	$-	$-	$-	$(854)	$61,490

Shares issued to complete reverse acquisition	-	-	-	-	229,689	229	(1,000,229)	-	-	-	-	(1,000,000)
Shares issued to settle liabilities	-	-	-	-	2,000,000	2,000	998,000	-	-	-	-	1,000,000
Capital contribution from stockholders	-	-	-	-	-	-	190,456	-	-	-	-	190,456
Deferred compensation	-	-	-	-	-	-	930,000	(555,416)	-	-	-	374,584
Shares issued for service	-	-	-	-	900,000	900	377,100	-	-	-	-	378,000
Foreign currency adjustment	-	-	-	-	-	-	-	-	25,796	-	-	25,796
Net loss for the year	-	-	-	-	-	-	-	-	-	-	(792,050)	(792,050)
Transfer of retained earnings to statutory reserve	-	-	-	-	-	-	-	-	-	5,408	(5,408)	-
Balance as of December 31, 2006	13,150	$13	12,100,000	$12,100	33,129,689	$33,129	$1,515,558	$(555,416)	$25,796	$5,408	$(798,312)	$238,276

See accompanying notes to consolidated financial statements.

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

1.  ORGANIZATION AND BUSINESS BACKGROUND

China Fruits Corporation (the “Company” or “CHFR”) was incorporated in the State of Delaware on January 6, 1993 as Vaxcel, Inc. On December 19, 2000, CHFR changed its name to eLocity Networks Corporation. On August 6, 2002, CHFR further changed its name to Diversified Financial Resources Corporation. The principal activities of CHFR is seeking and consummating a merger or acquisition opportunity with a business entity. On May 12, 2006, CHFR was re-domiciled to the State of Nevada.

On May 31, 2006, CHFR completed a stock exchange transaction with Jiangxi Taina Guo Ye Yon Xian Gong Si (“Tai Na”). Tai Na was incorporated as a limited liability company in the People’s Republic of China (“PRC”) on October 28, 2005 with its principal place of business in Nanfeng Town, Jiangxi Province, the PRC. Tai Na is principally engaged in manufacturing, trading and distributing of non-alcoholic and alcoholic beverages in the PRC.

The stock exchange transaction involved two simultaneous transactions:

1)
the majority shareholder of CHFR delivered the 13,150 convertible Series A preferred shares and 12,100,000 non-convertible Series B preferred shares of CHFR to Tai Na’s owners in exchange for total payments of $500,000 in cash and;

2)
CHFR issued to Tai Na’s owners an amount equal to 30,000,000 new investment shares of common stock of CHFR pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of the registered capital of Tai Na.

Upon completion of the exchange, Tai Na became a wholly-owned subsidiary of CHFR and the former owners of Tai Na then owned 99% of the issued and outstanding shares of the Company.

Also in connection with this stock exchange transaction, CHFR appointed Mr. Chen, Quanlong as chief executive officer and director and Ms. Zhao, Li Li as director and Ms. Huang, Xiaoyun as chief financial officer to CHFR. Furthermore, concurrent with the closing of this transaction, all of the Company’s former officers resigned from their positions.

On July 12, 2006, CHFR completed a 1 for 12.5 reverse stock split on the common stock and the par value remains at $0.001 per share. The reverse stock split is not subject to any condition other than Board of Directors approval under the Section 78 of the Nevada Revised Statutes. In addition, Certificate of Change pursuant to NRS 78.209 was filed with the Secretary of State of Nevada in connection with the decrease in authorized capital. As a result, the total number of issued and outstanding shares was reduced from 402,866,323 to 32,229,689 shares and par value of its common stock was unchanged at $0.001. This is inclusive of issuance of 383 shares of common stocks as fractional shares. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse stock split.

On August 18, 2006, CHFR changed its name to its current name “China Fruits Corporation”.

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the CHFR whereby Tai Na is deemed to be the accounting acquirer (legal acquiree) and CHFR to be the accounting acquiree (legal acquirer). The accompanying consolidated financial statements are in substance those of Tai Na, with the assets and liabilities, and revenues and expenses, of CHFR being included effective from the date of stock exchange transaction. CHFR is deemed to be a continuation of the business of Tai Na. Accordingly, the accompanying consolidated financial statements include the following:

(1) the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2) the financial position, results of operations, and cash flows of the acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

CHFR and Tai Na are hereinafter referred to as (the “ Company”).

2. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2006, the Company had a negative operating cash flow of $143,554 and an accumulated deficits of $798,312. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2007. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

●	Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary, Tai Na.

All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

●	Revenue recognition

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

The Company derives revenues from the resale of non-alcoholic and alcoholic beverages and tangerine purchased from third parties, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products of Tai Na at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

In accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. The Company’s sales arrangements are not subject to warranty.

Starting from October 2006, the Company commenced the trading of tangerine in the PRC.

(a)  Sale of products

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the year ended December 31, 2006.

(b) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Cost of revenue

Cost of revenues consists primarily of material costs, direct labor, depreciation and overheads, which are directly attributable to the manufacture of products and the provision of services.

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2006, the Company recorded an allowance for doubtful accounts of $1,272.

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

●	Inventories

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2006, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Plant and machinery	10-12 years	5%
Furniture, fixture and equipment	5-6 years	5%

Expenditure for maintenance and repairs is expensed as incurred.

●	Impairment of long lived assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of’, a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

●	Comprehensive income (loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the year from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statement of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

●	Income taxes

The Company accounts for income tax using SFAS No. 109 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

●	Net loss per share

The Company calculates net loss per share in accordance with SFAS No. 128, “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

●	Foreign currencies translation

The reporting currency of the Company is the United States dollar (“U.S. dollars”). Transactions denominated in currencies other than U.S. dollar are calculated at the average rate for the period. Monetary assets and liabilities denominated in currencies other than U.S. dollar are translated into U.S. dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in the other expenses in the consolidated statement of operations and comprehensive income.

The Company’s subsidiary maintains its books and records in its local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which its operations are conducted. In general, for consolidation purposes, the Company translates the subsidiary’s assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of operations is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the subsidiary’s financial statements are recorded as accumulated other comprehensive income.

●	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of income and comprehensive income as and when the related employee service is provided.

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. A material related party transaction has been identified in Note 14 in the financial statements.

●	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable segment.

●	Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, advance to a third party, inventories, VAT and income tax recoverable, accounts payable, other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

●	Equity-based compensation

The Company adopts SFAS No. 123R,“Accounting for Stock-Based Compensation” using the fair value method. Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period, which is generally the vesting period. See Note 13 for additional information.

●	Recently issued accounting standards

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting changes in Interim Financial Statements—An Amendment of APB Opinion No. 28”. SFAS 154 provides guidance on the accounting for and reporting of accounting changes. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

In September 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 04-13,“Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). EITF 04-13 requires that two or more legally separate exchange transactions with the same counterparty be combined and considered a single arrangement for purposes of applying APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, when the transactions are entered into in contemplation of one another. EITF 04-13 is effective for new arrangements entered into, or modifications or renewals of existing arrangements, in interim or annual periods beginning after March 15, 2006. The Company does not expect that the adoption of this statement would have a material effect on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments-an amendment of FASB Statements 133 and 140”, which is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The statement improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. The Statement also improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized have to bifurcated, if the holder elects to account for the whole instrument-by-instrument basis, in cases in which a derivative would otherwise have to bifurcated, if the holder elects to account for the whole instrument on a fair value basis. The Company does not expect that the adoption of this statement would have a material effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognizes in its consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provision of SAB 108 is effective for the Company in the current fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SAB 108 but does not believe that the application of SAB 108 would have a material effect on its financial position, cash flows nor results of operations.

In September 2006, the FASB issued SFAS No.157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company starting January 1, 2008. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial position, cash flows and results of operations.

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

4. ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that an allowance for doubtful accounts of $1,272 is required as of December 31, 2006.

	2006	2005
		(restated)

Accounts receivable, gross	$254,397	$-

Less: allowance for doubtful accounts	(1,272)	-
Accounts receivable, net	$253,125	$-

5. ADVANCES TO A THIRD PARTY

The Company made a temporary advance to a third party company. The balance is unsecured, non-interest bearing and repayable within 12 months. Subsequent to December 31, 2006, $448,000 was repaid to the Company.

6. INVENTORIES

Inventories as of December 31, 2006 and 2005 consist of the following:

	2006	2005
		(restated)

Raw materials	$29,507	$-
Finished goods	5,846
	$35,353	$-

For the year ended December 31, 2006, no provision for obsolete inventories was recorded by the Company.

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

7. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2006 and 2005 consists of the following:

	2006	2005
		(restated)

Plant and machinery	$520,219	$-
Furniture, fixture and equipment	3,817	-
	524,036	-
Less: accumulated depreciation	(6,427)	-
Plant and equipment, net	$517,609	$-

Depreciation expense for the year ended December 31, 2006 was $6,427.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of December 31, 2006 and 2005 consist of following:

	2006	2005
		(restated)

Rental payable	$282	$-
Government levies payable	3,119	-
Salary and welfare payable	12,278	-
Customer deposits	692	-
Accrued expenses	69,609	-
	$85,980	$-

9. AMOUNT DUE TO STOCKHOLDERS

The balances due to stockholders represented unsecured advances which are interest-free and repayable in next twelve months.

10. INCOME TAXES

The Company is registered in the United States of America and has operations in 2 tax jurisdictions: the United States of America and the PRC. The operation in the United States of America has incurred net operating losses for income tax purposes. The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the year ended December 31, 2006.

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	2006	2005
		(restated)

Loss subject to U.S. operation	$(843,982)	$-
Income (loss) subject to PRC operation	78,139	(854)

Loss before income taxes	$(765,843)	$(854)

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law.

As of December 31, 2006, the U.S. operation had $843,982 of net operating losses available for federal tax purposes, which are available to offset future taxable income. The net operating loss carry forwards begin to expire in 2027. The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s subsidiary, Tai Na is subject to taxes in the PRC. Pursuant to the PRC Income Tax Laws, Tai Na is generally subject to enterprise income tax (“EIT”) at a statutory rate of 33% (30% national income tax plus 3% local income tax).

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for the year ended December 31, 2006 and 2005 is as follows:

	2006	2005
		(restated)

Income (loss) before income taxes	$78,139	$(854)
Statutory income tax rate	33%	33%
	25,786	(282)
Expenses not deductible for tax purposes:
- Provisions	421	-
Effect of tax losses	-	282

Income tax expense	$26,207	$-

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2006:

	2006	2005
		(restated)
Deferred tax assets:
- Net operating loss carryforwards	$295,394	$282
Less: valuation allowance	(295,394)	(282)

Deferred tax assets	$-	$-

For the year ended December 31, 2006 and 2005, valuation allowances of $295,394 and $282 were provided to the deferred tax assets due to the uncertainty surrounding their realization.

11. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year. Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year. Pursuant to stock exchange transaction on May 31, 2006, the weighted average number of common stocks issued and outstanding was adjusted to account for the effects of the stock exchange transaction as a reverse acquisition, as more fully described in Note 1.

The Company has retrospectively adjusted the weighted average number of common stocks outstanding by deeming that the one-for-twelve point five (1:12.5) reverse stock split effected on July 10, 2006 had occurred as of the beginning of the earliest period presented.

The following table sets forth the computation of basic and diluted net loss per share for the year indicated:

	2006	2005
Basis and diluted net loss per share calculation		(restated)
Numerator:
- Net income in computing basic net loss per share	$(792,050)	$(854)

Denominator:
- Weighted average ordinary shares outstanding	29,625,000	30,000,000
- Stock issued for services	900,000	-
- Shares used in computing basic net loss per share	30,525,000	30,000,000

Basic and diluted net loss per share	$(0.03)	$(0.00)

There were no dilutive common stock equivalents as of December 31, 2006 and 2005.

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

12. CAPITAL TRANSACTIONS

1)
On May 31, 2006, 2006, the Company completed a stock exchange transaction with the equity owners of Tai Na and a total of 30,000,000 shares of common stock were issued (99% of Company's then outstanding common stock).

2)
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

3)
On July 12, 2006, the Company completed a 1 for 12.5 reverse stock split on the common stock and the par value remains at $0.001 per share. The reverse stock split is not subject to any condition other than Board of Directors approval under the Section 78 of the Nevada Revised Statutes. In addition, Certificate of Change pursuant to NRS 78.209 was filed with the Secretary of State of Nevada in connection with the decrease in authorized capital. As a result, the total number of issued and outstanding shares was reduced from 402,866,323 to 32,229,689 shares and par value of its common stock was unchanged at $0.001. This is inclusive of issuance of 383 shares of common stocks as fractional shares. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse stock split.

13. STOCK BASED COMPENSATION

On October 19, 2006, the Company approved a 2006 Non-Qualified Stock Compensation Plan (the “Plan”) under which directors, officers, employees and consultants of the Group are eligible to receive grants of stock options and common stock of the Company.

On October 27, 2006, the Company entered into a business consulting service agreement with the Consultant A in exchange for 1,500,000 shares of common stock. The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.31 per share. The Company calculated a stock based compensation of $465,000 and recognized $335,834 for the year ended December 31, 2006. As of December 31, 2006, a deferred compensation is amounted to $129,166 and amortized on the straight-line method over 8.6 months.

On October 31, 2006, the Company entered into a website construction service agreement with the Consultant B in exchange for 1,500,000 shares of common stock. The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.31 per share. The Company calculated a stock based compensation of $465,000 and recognized $38,750 for the year ended December 31, 2006. As of December 31, 2006, a deferred compensation is amounted to $426,250 and amortized on the straight-line method over 22 months.

On December 14, 2006, the Company issued 900,000 restricted shares of common stock for business advisory services to Consultant C. The fair value of each restricted stock issuance is determined using the fair value of the Company’s common stock on the grant date, at a price of $0.42 per share. The Company recognized a stock based compensation of $378,000 for the year ended December 31, 2006.

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

14. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006, the Company recorded purchase of $354,005 from a related company where Mr. Chen Quan Long, the Chief Executive Officer of the Company, is also the president of the related company. As of December 31, 2006, the trade balance of accounts payable of $110,029 is due to a related company. The transaction is considered conducted at arm’s length.

There were no related party transactions for the year ended December 31, 2005.

15. CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiary, Tai Na are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Tai Na is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $12,700 and $Nil for the years ended December 31, 2006 and 2005, respectively.

16. STATUTORY RESERVES

Under PRC Company Law, the Company’s subsidiary, Tai Na is required to make appropriations to the statutory reserve based on after-tax net income and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of Tai Na’s registered capital. The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the year ended December 31, 2005, there was no appropriation to statutory reserve since Tai Na incurred an operating loss during 2005.

For the year ended December 31, 2006, Tai Na contributed $5,408 to statutory reserve.

17. CONCENTRATION AND RISK

(a) Major customers and vendors

For the years ended December 31, 2006, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
(Currency expressed in United States Dollars (“US$”))

For the year ended December 31, 2006, customers and vendors who account for 10% or more of revenues and purchases are presented as follows:
Customers	Revenues			Accounts Receivable
Customer A	$557,486	45%		$64,317
Customer B	165,511	13%		190,080
Customer C	46,175	4%		-

Total:	$769,172	62%	Total:	$254,397
Vendors	Purchases			Accounts Payable

Vendor A	$354,005	37%		$110,029

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

18. COMMITMENT AND CONTINGENCIES

The Company rented a plant under a non-cancelable operating lease agreement. Based on the current rental lease agreement, the future minimum rental payments required as of December 31, 2006 are as follows:

Year ending December 31:

2007	$307

For the years ended December 31, 2006 and 2005, rental expense was $277 and $Nil.

19.  SUBSEQUENT EVENT

(i)
As of January 23, 2007, the Company entered into a winery agreement with Shenzhen Loulan Red Wine Company Ltd (“Loulan”), pursuant to which Company will ferment wine for Loulan for a total value of not less than $3,750,000. The agreement commenced on February 1, 2007 and will end on February 1, 2008.

(ii)
On February 6, 2007, the Company entered into a sales agreement with Liaoning Shenyang Yunpeng Fruits Limited ("Yunpeng") for the sale of the Company's brand name oranges. Pursuant to the sales agreement, Yunpeng will be the exclusive distributor of the Company's brand name oranges within three provinces in Northeast China.

(iii)
On February 8, 2007, the Company entered into a sales agreement with Inner Mongolian Manchuria Menglin Fruits Limited ("Menglin") for the sale of the Company's brand name oranges. Pursuant to the sales agreement, Menglin will export 3,000 tons of the Company's brand name oranges to Russia, in 2007. Menglin will be the general distributor of the Company in the Russian market.

(iv)
On February 19, 2007, the Company entered into an agreement with Royal NanFeng Orange Science & Technology Co., Ltd. ("Royal"), to acquire the assets and businesses of Royal to assist in further expansion in the orange markets. The assets and businesses of Royal, including over 593 acres of orchards, 395 acres of land with a reservoir, a manufacturing plant situated on over 33 acres, and the distribution network of the Royal. The acquisition should be completed by December 31, 2007. After completion of the acquisition, the Company will own all of Royal’s plants, orchards, and fruit wine and drink production lines.

(v)
In February of 2007, the Company entered into a series of sales agreements with two unrelated companies pursuant to which the Company shall provide total orange sales of not less than 6,000 tons in 2007.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 3, 2006, our Board of Directors made the decision to retain Zhong Yi (Hong Kong) C.P.A. Company Ltd. as our independent auditor to review our quarterly reports for the second and third quarter of 2006 and to audit our financial statements for the year ended December 31, 2006. Mendoza Berger & Company LLP ("Mendoza"), our former independent auditor was dismissed. We do not have an audit committee.

Prior to making the decision to retain Zhong Yi (Hong Kong) C.P.A. Company Ltd., We had no prior relationship with Zhong Yi (Hong Kong) C.P.A. Company Ltd. or any of its members.

Mendoza Berger & Company LLP's audit reports regarding our financial statements for the year ended December 31, 2004 and 2005, contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to the uncertainty, audit scope or accounting principles, except that their audit report for the year ended December 31, 2005 contained a going concern qualification.

In connection with the prior audits for the fiscal year ended December 31, 2004 and 2005, and the review for the interim period up to July 3, 2006, there have been no disagreements with Mendoza Berger & Company LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Mendoza Berger & Company LLP would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and its Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of December 31, 2006, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our directors are elected at the annual meeting of shareholders and hold office for one year and until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board. We have not entered into any employment agreements with our executive officers.

Name	Age	Position	Date to Start
Chen, Quan Long	46	President, Chief Executive Officer and Chairman	June 1, 2006
Huang, Xiao Yun	37	Chief Financial Officer	June 1, 2006
Zhao, Li Li	34	Director	June 22, 2006

Chen, Quan Long - President, Chief Executive Officer and Chairman

Mr. Chen, Quan Long, 46, obtained a Master of Business Administration degree at Beijing University. His prior work experience is primarily in corporate. He was chairman of Fei Huan Group, a corporation organized and existing under the laws of the Peoples' Republic of China ("Fei Huan Group"), from October 1988 to December 2001. Since January 2002, he was Chairman of Fei Huan Wine, Inc., an affiliate of Fei Huan Group. Mr. Chen’s duties with Fei Huan Group included management of their beverage processing and distribution. Mr. Chen is a member of the Chinese Entrepreneurial Association.

Huang, Xiao Yun - Chief Financial Officer

Ms. Huang, Xiao Yun, 37, majored in accounting in Jiang Xi Radio Television University. She was chief accountant of Fei Huan Group from December 1991 to December 2001. From January 2002, she became Chief Financial Officer of Fei Huan Wine, Inc. Ms. Huang’s duties with Fei Huan Group included supervision of the their financial statement preparation and accounting systems.

Zhao, Li Li - Director

Ms. Zhao, Li Li has approximately 10 years of experience in sales management. Her experience includes sales management, corporate restructuring, and human resources management.

Ms. Zhao is presently a deputy general manager for Fei Huan Winery Holding Co. in P. R. China where she has worked for the past four years. Prior work experience includes four years at Fei Huan Group where she functioned as a sales manager.

Ms. Zhao gained her Bachelor degree in Jiang Xi Economic Management College for business management in 1994.

Family Relationships.

None.

Legal Proceedings.

No officer, director, or persons nominated for such positions and no promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there are only four (4) directors serving on our Board, and us are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While neither of our current directors meets the qualifications of an "audit committee financial expert", each of our directors, by virtue of his past employment experience, has considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current directors capably fulfill the duties and responsibilities of an audit committee in the absence of such an expert.

Code of Ethics

We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions A draft of the Code of Ethics is in Exhibit 14.1 hereto. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

ཉ	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

འ
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

ཉ	Compliance with applicable governmental laws, rules and regulations

ཉ	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

ཉ	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2005. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 10. Executive Compensation

    The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2006, 2005 and 2004, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Chen, Quan Long President, Chief Executive Officer and Chairman	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0	0
Huang, Xiao Yun Chief Executive Officer	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0
	2004	0	0	0	0	0	0	0	0

We have not entered into any other employment agreements with our employees, Officers or Directors. We have no standard arrangements to compensate our directors for their services to us.

Stock Option Plan

We have not implemented a stock option plan at this time and since inception, have issued no stock options, SARs or other compensation. We may decide, at a later date, and reserve the right to, initiate such a plan as deemed necessary by the Board.

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2006, we had 3,700 stockholders of record and 33,129,689 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding.

As of April 13, 2007, we had 3,715 stockholders of record and 36,129,689 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding. The following table sets forth as of April 13, 2007, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Director, nominee and executive officer; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 36,129,689 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding as of April 13, 2007.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF APRIL 13, 2007

Title of Class	Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)

Series A Preferred Stock, $.001 par value	Chen, Quan Long Room 503,Building 53,QianXi District, DaDao Road, NanFeng County, JiangXi, P.R.China 344500	13,150	100%
Series A Preferred Stock, $.001 par value	All directors and executive officers as a group (three persons)	13,150	100%

Series B Preferred Stock, $.001 par value	Chen, Quan Long Room 503,Building 53,QianXi District,DaDao Road, NanFeng County, JiangXi,P.R.China 344500	12,100,000	100%
Series B Preferred Stock, $.001 par value	All directors and executive officers as a group (three persons)	12,100,000	100%

Common Stock, $.001 par value	Chen, Quan Long Room 503,Building 53,QianXi District,DaDao Road, NanFeng County, JiangXi,P.R.China 344500	665,416	2%
Common Stock, $.001 par value	Huang, Xiao Yun Dormitory FeiHuan, NanFeng County, JiangXi Province,P.R.China 344500	74,448	**
Common Stock, $.001 par value	Zhao, Li Li 223 Xin Zhong St., Xin Jian, Jin Yun County, Zhe Jiang, P.R.China	20,846	**
Class A Common Stock	All directors and executive officers as a group (five persons)	760,710	2%

** Represents less than 1%

(1) Unless stated otherwise, the business address for each person named is c/o China Fruits Corp.

(2) Calculated pursuant to Rule 13d-3(d) (1) of the Securities Exchange Act of 1934. Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by a person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. We believe that each individual or entity named has sole investment and voting power with respect to the shares of common stock indicated as beneficially owned by them (subject to community property laws where applicable) and except where otherwise noted.

Changes in Control

Pursuant to and at the closing of the Plan of Exchange, which occurred as of May 31, 2006, we authorized Guardian Registrar & Transfer, Inc., its transfer agent, to issue to the shareholders of Tai Na (the “Tai Na Shareholders”), 30,000,000 shares of our common stock pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for a 100% interest in Tai Na owned by the Tai Na Shareholders. As a result of the transactions consummated at the closing, shares representing 99% of our post-issuance outstanding shares of common stock were issued to the Tai Na shareholders, and all of the registered capital of Tai Na was acquired by us. Upon completion of the physical exchange of the share certificates, Tai Na became our wholly-owned subsidiary.

As a result of the transactions consummated at the closing, there has been a change in control of the ownership of the outstanding shares of our common stock. There has also been a change in control of a majority of our Board of Directors, and an Information Statement on Schedule 14F-1 regarding the biographies of the new management was filed with Securities and Exchange Commission on July 3, 2006, and was mailed to the shareholders of record as of the record date.

Item 12. Certain Relationships and Related Transactions.

On May 31, 2006, 2006, we completed a stock exchange transaction with the equity owners of Tai Na and a total of 30,000,000 shares of common stock were issued (99% of our then outstanding common stock).

On June 26, 2006, we issued 2,000,000 shares of common stock to Diversified Holdings I, Inc., a Nevada corporation ("DHI") to settle the $1,000,000 purchase price payable incurred due to the acquisition of Wichita Development Corporation in 2003 and any other miscellaneous liabilities to DHI, and to release and discharge any and all claims that exist between us and DHI. The purchase price payable had been previously reported in our financial statements in 2005.

On July 12, 2006, we completed a 1 for 12.5 reverse stock split on the common stock and the par value remains at $0.001 per share. The reverse stock split is not subject to any condition other than Board of Directors approval under the Section 78 of the Nevada Revised Statutes. In addition, Certificate of Change pursuant to NRS 78.209 was filed with the Secretary of State of Nevada in connection with the decrease in authorized capital. As a result, the total number of issued and outstanding shares was reduced from 402,866,323 to 32,229,689 shares and par value of its common stock was unchanged at $0.001. This is inclusive of issuance of 383 shares of common stocks as fractional shares. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse stock split.

On October 19, 2006, we approved a 2006 Non-Qualified Stock Compensation Plan (the “Plan”) under which directors, officers, employees and consultants of the Group are eligible to receive grants of stock options and our common stock.

On October 27, 2006, we entered into a business consulting service agreement with the Consultant A in exchange for 1,500,000 shares of common stock. The fair value of the common stock issued is determined using the fair value of our common stock on the grant date at $0.31 per share. We calculated a stock based compensation of $465,000 and recognized $335,834 for the year ended December 31, 2006. As of December 31, 2006, a deferred compensation is amounted to $129,166 and amortized on the straight-line method over 8.6 months.

On October 31, 2006, we entered into a website construction service agreement with the Consultant B in exchange for 1,500,000 shares of common stock. The fair value of the common stock issued is determined using the fair value of our common stock on the grant date at $0.31 per share. We calculated a stock based compensation of $465,000 and recognized $38,750 for the year ended December 31, 2006. As of December 31, 2006, a deferred compensation is amounted to $426,250 and amortized on the straight-line method over 22 months.

On December 14, 2006, we issued 900,000 restricted shares of common stock for business advisory services to Consultant C. The fair value of each restricted stock issuance is determined using the fair value of our common stock on the grant date, at a price of $0.42 per share. We recognized a stock based compensation of $378,000 for the year ended December 31, 2006.

During the year ended December 31, 2006, we recorded purchase of $354,005 from a related company where Mr. Chen Quan Long, our Chief Executive Officer, is also the president of the related company. As of December 31, 2006, the trade balance of accounts payable of $110,029 is due to a related company. The transaction is considered conducted at arm’s length.

Item 13. Exhibits.

(a)	Financial Statements

1. The following financial statements of China Fruits Corp. are included in Part II, Item 7:

Independent Auditors’ Report…………………………………………….……  F-2
Balance Sheet-December 31, 2006……………………………………………   F-3
Statements of Operations - for years ended December 31, 2006 and 2005..….    F-4
Statements of Cash Flows - for years ended December 31, 2006 and 2005..…    F-5
Statements of Stockholders’ Equity - for years ended
December 31, 2006 and 2005…………………………………………….…….  F-6
Notes to Financial Statements…………………...…………………………….   F-7 to F-20

2. Exhibits

14.1.    Code of Ethics
31.1.    Rule 13a-14(a)/15d-14(a) Certifications of Chief ExecutiveOfficer
31.2.    Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial  Officer
32.1.    Section 1350 Certifications of Chief Executive Officer
32.2.    Section 1350 Certifications of Chief Financial Officer

(b)	Reports on Form 8-K

Reports on Form 8-K Filed in Last Quarter of Fiscal Year 2006

None.

Reports on Form 8-K filed subsequent to the end of Fiscal Year 2006

(1)
On February 19, 2007, we filed a current report on Form 8-K to announce that we entered into an agreement with Huangjia Nanfeng Tangerine Orange Co. Ltd. (“Huangjia Nanfeng”), to acquire the assets and businesses of Huangjia Nanfeng to assist in further expansion in the orange markets.

(2)	On March 12, 2007, we filed a current report on Form 8-K to announce that we entered into a winery agreement and a series of sales agreements regarding oranges sales in 2007.

Item 14. Principal Accountant Fees and Services.

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Mendoza Berger & Company LLP ("Mendoza"), for our audit of the annual financial statements for the year ended December 31, 2005. We have changed our independent auditor to Zhong Yi (Hong Kong) C.P.A. Company Ltd. (“Zhong Yi”) for our audit of the annual financial statements for the year ended December 31, 2006. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2006		2005
	Zhong Yi		Mendoza

Audit Fees (1)	$45,000	(3)	$61,000	(2)
Audit-Related Fees (4)	--		--
Tax Fees (5)	--		--
All Other Fees (6)	--		--
Total Accounting Fees and Services	$45,000		$61,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-QSB, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown for Mendoza in 2005 relate to professional services for the audit of our annual financial statements, for the review of the financial statements included in our filing on Form 10-QSB and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(3)
The amounts shown for Zhong Yi in 2006 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2006, and (ii) the review of the financial statements included in our filings on Form 10-QSB for the second and third quarters of 2006.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy For Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Zhong Yi (Hong Kong) C.P.A. Company Ltd. were pre-approved by our Board of Directors.

We are presently working with its legal counsel to establish formal pre-approval policies and procedures for future engagements of our accountants. The new policies and procedures will be detailed as to the particular service, will require that the Board or an audit committee thereof be informed of each service, and will prohibit the delegation of pre-approval responsibilities to management. It is currently anticipated that our new policy will provide (i) for an annual pre-approval, by the Board or audit committee, of all audit, audit-related and non-audit services proposed to be rendered by the independent auditor for the fiscal year, as specifically described in the auditor's engagement letter, and (ii) that additional engagements of the auditor, which were not approved in the annual pre-approval process, and engagements that are anticipated to exceed previously approved thresholds, will be presented on a case-by-case basis, by the President or Controller, for pre-approval by the Board or audit committee, before management engages the auditors for any such purposes. The new policy and procedures may authorize the Board or audit committee to delegate, to one or more of its members, the authority to pre-approve certain permitted services, provided that the estimated fee for any such service does not exceed a specified dollar amount (to be determined). All pre-approvals shall be contingent on a finding, by the Board, audit committee, or delegate, as the case may be, that the provision of the proposed services is compatible with the maintenance of the auditor's independence in the conduct of its auditing functions. In no event shall any non-audit related service be approved that would result in the independent auditor no longer being considered independent under the applicable rules and regulations of the Securities and Exchange Commission.

(a) On December 31, 2006, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, hawse have caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

China Fruits Corporation

Date: April 13, 2007	/s/ Chen, Quan Long
Chen, Quan Long
President