Form 10QSB
period 2007-03-31
China Fruits Corportion
filed 2007-05-21
CIK 1029802

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2007

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of May 9, 2007: 36,129,689
Number of shares of preferred stock outstanding as of May 9, 2007:
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

ITEM 1. FINANCIAL STATEMENTS

CHINA FRUITS CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheet as of March 31, 2007 and December 31, 2006 (audited)	5

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three Months Ended March 31, 2007 and 2006	6

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006	7

Notes to Condensed Consolidated Financial Statements	8-16

CHINA FRUITS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2007 AND DECEMBER 31, 2006 (Currency expressed in United States Dollars (“US$”), except for number of shares)

	March 31, 2007	December 31, 2006
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$129,163	$29,069
Accounts receivable, net	46,168	253,125
Receivable from a third party	576,000	576,000
Inventories	28,729	35,353
Prepayment and other current assets	70,761	14,817
Income tax recoverable	-	3,229
Total current assets	850,821	911,593

Plant and equipment, net	567,132	517,609

TOTAL ASSETS	$1,417,953	$1,429,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, related party	$93,543	$110,029
Receipt in advance	19,764	692
Income tax payable	137	-
Other payables and accrued liabilities	54,983	85,288
Total current liabilities	168,427	196,009

Non-current liabilities:
Amount due to stockholders	997,896	994,917

TOTAL LIABILITIES	1,166,323	1,190,926

Stockholders’ equity:
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $0.001; 2,000,000 shares authorized 13,150 shares issued and outstanding	13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized 12,100,000 shares issued and outstanding	12,100	12,100
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,129,693 shares issued and outstanding	36,129	33,129
Additional paid-in capital	1,512,558	1,515,558
Deferred compensation	(458,540)	(555,416)
Statutory reserve	5,408	5,408
Accumulated other comprehensive income	33,602	25,796
Accumulated deficit	(889,640)	(798,312)

Total stockholders’ equity	251,630	238,276

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,417,953	$1,429,202

See accompanying notes to condensed consolidated financial statements.

CHINA FRUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

NET REVENUES	$315,535	$151,373

COST OF REVENUES:
Cost of revenues	250,506	-
Cost of revenues - related party	-	139,725
Total cost of revenues	250,506	139,725

GROSS PROFIT	65,029	11,648

OPERATING EXPENSES:
Selling and marketing	25,031	4,803
Consulting and professional fees	100,552	-
General and administrative	42,641	6,870
Total operating expenses	168,224	11,673

LOSS FROM OPERATIONS	(103,195)	(25)

OTHER INCOME:
Other income	1,068	-
Government grant	14,055	-
Interest income	134	63
Total other income	15,257	63

(LOSS) INCOME BEFORE TAXES	(87,938)	38

Income tax expense	(3,390)	-

NET (LOSS) INCOME	$(91,328)	$38

Other comprehensive income:
- Foreign currency translation gain	7,806	3

COMPREHENSIVE (LOSS) INCOME	$(83,522)	$41

Net (loss) income per share - Basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding during the period - Basic and diluted	35,629,689	30,000,000

See accompanying notes to condensed consolidated financial statements.

CHINA FRUITS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 and 2006 (Currency expressed in United States Dollars (“US$”)) (Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(91,328)	$38
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	7,437	11
Stock-based compensation	96,876	-
Change in operating assets and liabilities:
Accounts receivable	206,957	(12,075)
Prepayment and other current assets	(55,944)	3,835
Inventories	6,624	-
Accounts payable, related party	(16,486)	33,200
Receipt in advance	19,072	-
Income tax payable	3,366	-
Other payables and accrued liabilities	(30,305)	1,825
Net cash provided by operating activities	146,269	26,834

Cash flows from investing activities:
Purchase of plant and equipment	(56,960)	(1,146)
Net cash used in investing activities	(56,960)	(1,146)

Cash flows from financing activities:
Loan from stockholders	2,979	437,500
Net cash provided by financing activities	2,979	437,500

Foreign currency translation adjustment	7,806	3

NET CHANGE IN CASH AND CASH EQUIVALENTS	100,094	463,191

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,069	61,643

CASH AND CASH EQUIVALENTS, END OF PERIOD	$129,163	$524,834

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest expenses	$-	$-

See accompanying notes to condensed consolidated financial statements.

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 1 BASIS OF PRESENTATION

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

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2006.

NOTE 2 ORGANIZATION AND BUSINESS BACKGROUND

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

On May 31, 2006, CHFR completed a stock exchange transaction with Jiangxi Taina Guo Ye Yon Xian Gong Si (“Tai Na”). Tai Na was incorporated as a limited liability company in the People’s Republic of China (the “PRC”) on October 28, 2005 with its principal place of business in Nanfeng Town, Jiangxi Province, the PRC. Tai Na is principally engaged in manufacturing, trading and distributing of non-alcoholic and alcoholic beverages in the PRC. Upon completion of the exchange, Tai Na became a wholly-owned subsidiary of CHFR and the former owners of Tai Na then owned 99% of the issued and outstanding shares of the Company.

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

CHFR and Tai Na are hereinafter referred to as (the “Company”).

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 3 GOING CONCERN UNCERTAINTIES

These condensed consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2007, the Company had an accumulated deficit of $889,640 and incurred an operating loss of $91,328 for the period ended then. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2007. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

●	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported. Actual results may differ from these estimates.

●	Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiary, Tai Na.

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

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Accounts receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of March 31, 2007, the Company recorded no allowance for doubtful accounts.

●	Inventories

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2007, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

●	Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Plant and machinery	10-12 years	5%
Furniture, fixture and equipment	5-6 years	5%

Expenditure for maintenance and repairs is expensed as incurred.

●	Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, a long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. The Company’s sales arrangements are not subject to warranty.

(a)  Sale of products

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the three months ended March 31, 2007.

(b) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Cost of revenues

Cost of revenues consists primarily of purchase costs, direct labor and overheads, which are directly attributable to the resale of products.

●	Income taxes

The Company accounts for income taxes in interim periods as required by Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” and as interpreted by FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods”. The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to the Company’s best current estimate.

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

●	Net (loss) income per share

The Company calculates net (loss) income per share in accordance with SFAS No. 128, “Earnings per Share”. Basic (loss) income per share is computed by dividing the net (loss) income by the weighted-average number of common shares outstanding. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

●	Comprehensive (loss) income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the period from non-owner sources. Accumulated comprehensive income consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income is not included in the computation of income tax expense or benefit.

●	Foreign currencies translation

The reporting currency of the Company is the United States dollar (“U.S. dollars”). Transactions denominated in currencies other than U.S. dollar are calculated at the average rate for the period. Monetary assets and liabilities denominated in currencies other than U.S. dollar are translated into U.S. dollar at the rates of exchange ruling at the balance sheet date. The resulting exchange differences are recorded in the other expenses in the condensed consolidated statement of operations and comprehensive income.

The Company’s subsidiary maintains its books and records in its local currency, Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which its operations are conducted. In general, for consolidation purposes, the Company translates the subsidiary’s assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of operations is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the subsidiary’s financial statements are recorded as accumulated other comprehensive income.

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

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

The Company’s financial instruments primarily include cash and cash equivalents, accounts receivable, receivable from a third party, inventories, prepayment and other current assets, accounts payable, receipt in advance, income tax payable, other payables and accrued liabilities.

As of the balance sheet date, the estimated fair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

●	Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115,“Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.

NOTE 5 ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined no allowance for doubtful accounts for the three months ended March 31, 2007 and 2006.

	March 31, 2007	December 31, 2006
		(audited)

Accounts receivable, gross	$47,440	$254,397

Less: allowance for doubtful accounts	(1,272)	(1,272)
Accounts receivable, net	$46,168	$253,125

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 6 RECEIVABLE FROM A THIRD PARTY

The Company made a temporary advance to a third party company. The balance is unsecured, non-interest bearing and repayable within 12 months. Subsequent to March 31, 2007, $454,723 was repaid to the Company.

NOTE 7 INVENTORIES

Inventories as of March 31, 2007 and December 31, 2006 consist of the following:

	March 31, 2007	December 31, 2006
		(audited)

Raw materials	$22,027	$29,507
Finished goods	6,702	5,846
	$28,729	$35,353

For the three months ended March 31, 2007 and 2006, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NOTE 8 PLANT AND EQUIPMENT, NET

Plant and equipment, net, as of March 31, 2007 and December 31, 2006 consists of the following:

	March 31, 2007	December 31, 2006
		(audited)

Plant and machinery	$575,908	$520,219
Furniture, fixture and equipment	5,088	3,817
	580,996	524,036
Less: accumulated depreciation	(13,864)	(6,427)
Plant and equipment, net	$567,132	$517,609

Depreciation expense for the three months ended March 31, 2007 and 2006 were $7,437 and $11, respectively.

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 9 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of March 31, 2007 and December 31, 2006 consist of following:

	March 31, 2007	December 31, 2006
		(audited)

Rental payable	$77	$282
Government levies payable	4,851	3,119
Salary and welfare payable	14,087	12,278
Equipment payable	2,541	-
Accrued expenses	33,427	69,609
	$54,983	$85,288

NOTE 10 AMOUNT DUE TO STOCKHOLDERS

The balances due to stockholders represented unsecured advances which are interest-free and repayable in next twelve months.

NOTE 11 CAPITAL TRANSACTIONS

On January 16, 2007, the Company issued 3,000,000 shares of common stock to consultants under a 2006 Non-Qualified Stock Compensation Plan (the “Plan”) under which directors, officers, employees and consultants of the Company are eligible to receive grants of stock options and common stock of the Company.

NOTE 12 STOCK-BASED COMPENSATION

On October 27, 2006, the Company entered into a business consulting service agreement with the Consultant A in exchange for 1,500,000 shares of common stock. The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.31 per share. The Company calculated a stock-based compensation of $465,000 and recognized $38,751 for the three months ended March 31, 2007. These shares of common stock were issued on January 16, 2007. As of March 31, 2007, a deferred compensation is amounted to $90,415 and amortized on the straight-line method over 2.6 months.

On October 31, 2006, the Company entered into a website construction service agreement with the Consultant B in exchange for 1,500,000 shares of common stock. The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.31 per share. The Company calculated a stock-based compensation of $465,000 and recognized $58,125 for the three months ended March 31, 2007. These shares of common stock were issued on January 16, 2007. As of March 31, 2007, a deferred compensation is amounted to $368,125 and amortized on the straight-line method over 16 months.

NOTE 13  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007 and 2006, the Company recorded purchases from a related company amounting to $Nil and $139,724. Mr. Chen Quan Long, the Chief Executive Officer of the Company, is also the president of the related company. As of March 31, 2007, a trade balance of accounts payable of $93,543 was due to the related company. The transactions with the related company are conducted under normal commercial terms.

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 14 CONCENTRATION AND RISK

(a) Major customers and vendors

For the three months ended March 31, 2007, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the three months ended March 31, 2007, a customer who accounted for 10% or more of revenues is presented as follows:

Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$201,927	64%	$12,992

For the three months ended March 31, 2007, there was no vendor who accounted for 10% of more of purchases.

For the three months ended March 31, 2006, customer and vendor who accounted for 10% or more of revenues and purchases are presented as follows:

Customer	Revenues	Percentage of revenues	Accounts receivable
Customer A	$21,385	14%	$11,550
Vendor	Purchases	Percentage of purchases	Accounts payable

Vendor A	$139,725	100%	$33,200

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

NOTE 15 COMMITMENT AND CONTINGENCIES

The Company rented a plant under a non-cancelable operating lease agreement for a period of two years, ending December 31, 2007. The annual lease payment is $307.

NOTE 16  COMPARATIVE FIGURES

Certain comparative figures included in prior year’ consolidated balance sheet and the consolidated statements of operations and cash flows have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on reported total assets, liabilities, stockholders’ equity, or net income.

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

Pursuant to the terms of the Agreement, two simultaneous transactions were consummated at closing, which was May 31, 2006, as follows: (i) the Majority Shareholder of the Company delivered 13,150 convertible Series A preferred shares and 12,100,000 non-convertible Series B preferred shares of the Company to the Tai Na Shareholders in exchange for total payments of $500,000 in cash and (ii) the Company issued to the Tai Na Shareholders an amount equal to 30,000,000 new investment shares of common stock of the Company pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Tai Na. Upon completion of the exchange, Tai Na became a wholly-owned subsidiary of the Company. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer, Tai Na, and as a re-organization by the accounting acquiree.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007

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

(a)  Sale of products

We recognize revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. We did not record any product returns for the quarter ended March 31, 2007.

(b) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Inventories

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method. We periodically review historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. We provide inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2007, we did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Revenues

Net revenues were $315,535 and $151,373 for the three months ended March 31, 2007 and 2006, respectively, due primarily to sales of tangerine, non-alcoholic and alcoholic beverages. We recognize revenue when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns for the quarter ended March 31, 2007.

The increase in the first quarter of 2007 by $164,162, or 108.4%, compared to the same period in 2006 was due primarily to our aggressive marketing strategies. We entered into a winery agreement and a series of sales agreements regarding oranges sales in 2007. We expect sales to increase during 2007 as our moves toward developing our business plan and the operation of our new plants will commence in the second quarter of 2007.

Income / Loss

We had a net loss of $91,328 for the three months ended March 31, 2007, due primarily to the increase in the cost of goods sold in this period, and non-cash consulting expenses of $96,876 for the three months ended March 31, 2007. The non-cash consulting expenses were the result of the issuance of 3,000,000 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

-	Advise on matters relating to our structure, management, operation and subsidiaries;
-	The preparation and implementation of a new business plan and a future growth strategy;
-	Our corporate image design and website construction;
-	Advertisements
-	Advise on procedures, regulations, and compliance of a public listed company;
-	Legal advise on procedures, regulations, and compliance in China;

    The shares were valued based on the market price on the date of the stock grant and booked pro rata due to the service periods, which was completed as of March 31, 2007.

We had a net income of $38 for the three months ended March 31, 2006 due to the low operating expenses at the beginning of the operation. We expect to be profitable during fiscal year 2007 due to the operations of the new plant. However, there can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

    Operating expenses for the three months ended March 31, 2007 and 2006 were $168,224 and $11,673, respectively. The high operating expenses during the three months ended March 31, 2007 were due primarily to accrued Selling, General and Administrative expenses of $25,031 and non-cash consulting expenses of $96,876 resulting from the issuance of 3,000,000 shares of common stock for services in connection with general management consulting and advisory services. The shares were valued based on the market price on the date of the stock grant and booked pro rata due to the service periods, which was completed as of March 31, 2007.

Cost of Revenue

    Cost of revenue included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of revenue items. We had $250,506 and $139,725 in cost of revenue during the three months ended March 31, 2007 and 2006, respectively. All the cost of revenue during the first quarter of 2007 was from non-related parties. Cost of revenue as a percentage of revenue was approximately 79% during the three months ended March 31, 2007, compared to 92% during the same period in 2006. The high percentages in both periods were due to purchasing some of our ingredients through third parties resulting in small price markups. These markups typically range between 5-10%. We expect to lower the cost of sales after the commencement of the new plant as we will have the capacity to manufacture and store many of our own items. In addition, we are seeking more non-related suppliers to reduce the risk of concentration.

Impact of Inflation

    We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $149,248 for the three months ended March 31, 2007, compared to cash flows of $26,834 provided by operating activities for the three months ended March 31, 2006. Positive cash flows from operations for the three months ended March 31, 2007 were due primarily to the decrease in accounts receivable by $206,957 and increase in customer deposit by $19,072, partially offset by the net loss of $91,328.

Cash flows used in investing activities were $56,960 and 1,146 for the three months ended March 31, 2007 and 2006, respectively, which were due primarily to the purchase of plant and equipment in both periods.

There was no cash flows from financing activities for the three months ended March 31, 2007, compared to cash flows of $437,500 provided by financing activities for the three months ended March 31, 2006 due primarily to the additional capital contribution from owners of Tai Na before March 31, 2006.

    We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $250,000 in working capital during 2007 and $200,000 for the two years thereafter.

    Overall, we have funded our cash needs from inception through March 31, 2007 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $129,163 on hand and a working capital of $682,394 as of March 31, 2007. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from operating activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $250,000 to sustain operations through year 2007 and approximately $200,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

    On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

*	Curtail new product launches

*	Limit our future marketing efforts to areas that we believe would be the most profitable.

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

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 2.      CHANGES IN SECURITIES

    On January 16, 2007, the Company issued total 3,000,000 shares of common stock to two consultants pursuant to a business consulting service agreement, dated October 27, 2006 and a website construction service agreement, dated October 31, 2006. The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.31 per share. The Company calculated a stock based compensation of $930,000 and recognized $96,876 for the three months ended March 31, 2007.

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

Reports on Form 8-K filed in the first quarter of 2007

(1)
On February 19, 2007, we filed a current report on Form 8-K to announce that we entered into an agreement with Huangjia Nanfeng Tangerine Orange Co. Ltd. (“Huangjia Nanfeng”), to acquire the assets and businesses of Huangjia Nanfeng to assist in further expansion in the orange markets.

(2)	On March 12, 2007, we filed a current report on Form 8-K to announce that we entered into a winery agreement and a series of sales agreements regarding oranges sales in 2007.

          Reports on Form 8-K filed subsequent to the first quarter of 2007

(3)	On April 12, 2007, we filed an amendment to the 8-K report dated February 19, 2007 correcting the description of the acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: May 20, 2007	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002