Form 10QSB
period 2007-06-30
China Fruits Corportion
filed 2007-08-15
CIK 1029802

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 2007

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

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

Number of shares of common stock outstanding as of August 15, 2007: 36,129,689
Number of shares of preferred stock outstanding as of August 15, 2007:
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

ITEM 1. FINANCIAL STATEMENTS

CHINA FRUITS CORPORATION

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Page

Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 (audited)	5

Condensed Consolidated Statements of Operations And Comprehensive Loss for the Three and Six Months Ended June 30, 2007 and 2006	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006	7

Condensed Consolidated Statements of Stockholders’Equity for the Six Months Ended June 30, 2007	8

Notes to Condensed Consolidated Financial Statements	9-16

CHINA FRUITS CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2007 AND DECEMBER 31, 2006 (Currency expressed in United States Dollars (“US$”), except for number of shares)

	June 30, 2007	December 31, 2006
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$648,558	$29,069
Accounts receivable, net	26,551	253,125
Receivable from a third party	-	576,000
Inventories	92,377	35,353
Prepayment and other current assets	3,718	-
Income tax recoverable	-	18,046
Total current assets	771,204	911,593

Plant and equipment, net	627,562	517,609

TOTAL ASSETS	$1,398,766	$1,429,202

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, related party	$4,931	$110,029
Income tax payable	19,137	-
Value added tax payable	7,336	-
Other payables and accrued liabilities	52,745	85,980
Total current liabilities	84,149	196,009

Non-current liabilities:
Amount due to stockholders	1,000,297	994,917

TOTAL LIABILITIES	1,084,446	1,190,926

Stockholders’ equity:
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $0.001; 2,000,000 shares authorized 13,150 shares issued and outstanding	13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized 12,100,000 shares issued and outstanding	12,100	12,100
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,129,689 and 33,129,693 shares issued and outstanding as of June 30, 2007 and December 31, 2006	36,129	33,129
Additional paid-in capital	1,512,558	1,515,558
Deferred compensation	(361,664)	(555,416)
Statutory reserve	5,408	5,408
Accumulated other comprehensive income	52,830	25,796
Accumulated deficit	(943,054)	(798,312)

Total stockholders’ equity	314,320	238,276

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,398,766	$1,429,202

See accompanying notes to condensed consolidated financial statements.

CHINA FRUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
 (Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

NET REVENUES	$221,241	$97,007	$536,776	$248,379

COST OF REVENUES:
Cost of revenues	90,979	-	341,485	-
Cost of revenues – related party	-	84,561	-	224,285
Total cost of revenues	90,979	84,561	341,485	224,285

GROSS PROFIT	130,262	12,446	195,291	24,094

OPERATING EXPENSES:
Selling and marketing	12,249	8,046	37,280	12,849
Consulting and professional fees	96,055	-	196,607	-
General and administrative	54,138	12,332	96,779	19,202
Total operating expenses	162,442	20,378	330,666	32,051

LOSS FROM OPERATIONS	(32,180)	(7,932)	(135,375)	(7,957)

OTHER INCOME:
Other income	8	-	1,076	-
Government grant	103	-	14,158	-
Interest income	811	1,332	945	1,395
Total other income	922	1,332	16,179	1,395

LOSS BEFORE INCOME TAXES	(31,258)	(6,600)	(119,196)	(6,562)

Income tax expense	(22,156)	-	(25,546)	-

NET LOSS	$(53,414)	$(6,600)	$(144,742)	$(6,562)

Other comprehensive income:
- Foreign currency translation gain	19,228	32	27,034	35

COMPREHENSIVE LOSS	$(34,186)	$(6,568)	$(117,708)	$(6,527)

Net loss per share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period – Basic and diluted	36,129,689	30,525,000	35,879,689	30,525,000

See accompanying notes to condensed consolidated financial statements.

CHINA FRUITS CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006 (Currency expressed in United States Dollars (“US$”)) (Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(144,742)	$(6,562)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	18,217	46
Stock-based compensation	193,752	-
Change in operating assets and liabilities:
Accounts receivable	226,574	(5,730)
Receivable from a third party	576,000	(850,744)
Prepayment and other current assets	(3,718)	(250)
Inventories	(57,024)	(4,464)
Accounts payable, related party	(105,098)	310,244
Other payables and accrued liabilities	(33,235)	6,790
Income tax payable	19,137	-
Value added tax payable	25,382	-
Net cash provided by (used in) operating activities	715,245	(550,670)

Cash flows from investing activities:
Purchase of plant and equipment	(128,170)	(271,843)
Net cash used in investing activities	(128,170)	(271,843)

Cash flows from financing activities:
Loan from stockholders	5,380	938,250
Net cash provided by financing activities	5,380	938,250

Foreign currency translation adjustment	27,034	35

NET CHANGE IN CASH AND CASH EQUIVALENTS	619,489	115,772

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	29,069	62,555

CASH AND CASH EQUIVALENTS, END OF PERIOD	$648,558	$178,327

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$6,409	$-
Cash paid for interest expenses	$-	$-

See accompanying notes to condensed consolidated financial statement

CHINA FRUITS CORPORATION CONDENSED CONSOLDIATED STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 2007 (Currency expressed in United States Dollars (“US$”)) (Unaudited)

	Series “A” Preferred Stock		Series “B” Preferred Stock		Common stock
	No. of share	Amount	No. of share	Amount	No. of share	Amount	Additional paid-in capital	Deferred Compensation	Accumulated other comprehensive income	Statutory reserve	Accumulated deficits	Total Equity

Balance as of January 1, 2007	13,150	$13	12,100,000	$12,100	33,129,689	$33,129	$1,515,558	$(555,416)	$25,796	$5,408	$(798,312)	$238,276

Shares issued for service and amortization of deferred compensation	-	-	-	-	3,000,000	3,000	(3,000)	193,752	-	-	-	193,752

Foreign currency adjustment	-	-	-	-	-	-	-	-	27,034	-	-	27,034

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(144,742)	(144,742)

Balance as of June 30, 2007	13,150	$13	12,100,000	$12,100	36,129,689	$36,129	$1,512,558	$(361,664)	$52,830	$5,408	$(943,054)	$314,320

See accompanying notes to condensed consolidated financial statements.

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
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

As of June 30, 2007, the Company had an accumulated deficit of $943,054 and incurred an operating loss of $144,742 for the six months period ended then. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2008.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.  As of June 30, 2007, the Company recorded an allowance for doubtful accounts of $1,272.

●	Inventories

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  As of June 30, 2007, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.  There has been no impairment as of June 30, 2007.

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

(a)           Sale of products

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the three and six months ended June 30, 2007.

(b)         Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the results of operations or financial condition. The Company did not have any unrecognized tax benefits as of June 30, 2007.

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

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 5 ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.  Based upon the aforementioned criteria, management has determined an allowance for doubtful accounts of $1,272 as of June 30, 2007.

	June 30, 2007	December 31, 2006
		(audited)

Accounts receivable, gross	$27,823	$254,397

Less: allowance for doubtful accounts	(1,272)	(1,272)
Accounts receivable, net	$26,551	$253,125

NOTE 6 INVENTORIES

Inventories consisted of the following:

	June 30, 2007	December 31, 2006
		(audited)

Raw materials	$80,383	$29,507
Finished goods	11,994	5,846
	$92,377	$35,353

For the three and six months ended June 30, 2007 and 2006, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NOTE 7 PLANT AND EQUIPMENT, NET

Plant and equipment, net consisted of the following:

	June 30, 2007	December 31, 2006
		(audited)

Plant and machinery	$641,111	$520,219
Furniture, fixture and equipment	11,095	3,817
	652,206	524,036

Less: accumulated depreciation	(24,644)	(6,427)
Plant and equipment, net	$627,562	$517,609

Depreciation expense for the three months ended June 30, 2007 and 2006 were $10,780 and $35, respectively.

Depreciation expense for the six months ended June 30, 2007 and 2006 were $18,217 and $46, respectively.

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 8 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of following:

	June 30, 2007	December 31, 2006
		(audited)

Rental payable	$282	$282
Government levies payable	8,977	3,119
Customer deposit	-	692
Salary and welfare payable	6,973	12,278
Accrued expenses	36,513	69,609
	$52,745	$85,980

NOTE 9 INCOME TAXES

The Company is registered in the United States of America and has operations in two tax jurisdictions: the United States of America and the PRC. For the three and six months ended June 30, 2007, the operation in the United States of America incurred net operating losses of $248,271 and $98,330 for income tax purposes due to general and administrative costs.

The Company’s subsidiary generated substantially all of its net income from its PRC operation and has recorded income tax provision of $22,156 and $25,546 for the three and six months ended June 30, 2007.  Its effective income tax rates for the three and six months ended June 30, 2007 were 33.0% and 32.6%, respectively.  There were no effective income tax rates for the three and six months ended June 30, 2006 since the PRC operation incurred net operating losses.

NOTE 10 AMOUNT DUE TO STOCKHOLDERS

The balances due to stockholders represented unsecured advances which are interest-free and repayable in next twelve months.

NOTE 11 STOCK-BASED COMPENSATION

On October 27, 2006, the Company entered into a website maintenance service agreement with the Consultant B in exchange for 1,500,000 shares of common stock.  The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.31 per share. The Company calculated a stock-based compensation of $465,000 and recognized $38,751 and $77,502 for the three and six months ended June 30, 2007, respectively. As of June 30, 2007, a deferred compensation related to the share issuance amounted to $51,664 and is being amortized on the straight-line method monthly through October 2007.

On October 31, 2006, the Company entered into a business consulting service agreement with the Consultant A in exchange for 1,500,000 shares of common stock.  The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.31 per share. The Company calculated a stock-based compensation of $465,000 and recognized $58,125 and $116,250 for the three and six months ended June 30, 2007, respectively. As of June 30, 2007, a deferred compensation is amounted to $310,000 and amortized on the straight-line method monthly through October 2008.

On January 16, 2007, the Company issued 3,000,000 shares of common stock under a 2006 Non-Qualified Stock Compensation Plan (the “Plan”).

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 12 RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2007 and 2006, the Company recorded purchases from a related company amounting to $Nil and $84,561, and $Nil and $224,285 respectively. Mr. Chen Quan Long, the Chief Executive Officer of the Company, is also the president of the related company.  As of June 30, 2007, no trade balance of accounts payable was due to the related company.  The transactions with the related company are conducted under normal commercial terms.

NOTE 13 CONCENTRATION AND RISK

(a) Major customers and vendors

For the six months ended June 30, 2007, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the six months ended June 30, 2007, one customer represented more than 10% of the Company’s revenue and accounts receivable, respectively.  As of June 30, 2007 and 2006, this customer accounts for 38% and 13% of revenues and no balance of accounts receivable, respectively.

For the six months ended June 30, 2007, no vendor represented more than 10% of the Company’s purchases and accounts payable.

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers’ financial condition, but does not require collateral to support such receivables.

NOTE 14 COMMITMENT AND CONTINGENCIES

The Company rented a plant under a non-cancelable operating lease agreement for a period of two years, ending December 31, 2007. The annual lease payment is $307.

NOTE 15 COMPARATIVE FIGURES

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007

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

    In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, we recognize revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty.

(a)           Sale of products

   We recognize revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. We did not record any product returns for the six months ended June 30, 2007.

(b)         Interest income

 Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Inventories

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  We periodically review historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  We provide inventory allowances based on excess and obsolete inventories determined principally by customer demand.  As of June 30, 2007, we did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Revenues

    Net revenues were $221,241 and $536,776 for the three and six months ended June 30, 2007, respectively. The increases by $124,234, or 128%, and $288,397, or 116%, compared to net revenues of $97,007 and $248,379 for the same periods ended June 30, 2006, respectively, were due primarily to our aggressive marketing strategies. We entered into a winery agreement and a series of sales agreements regarding oranges sales in 2007. In addition, we expect sales to increase during 2007 as our moves toward developing our business plan and the operation of our new plants has commenced in the second quarter of 2007.

    We recognize revenue when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns for the three and six months ended June 30, 2007.

Income / Loss

We had net losses of $53,414 and $144,742 for the three and six months ended June 30, 2007, due primarily to the increase in the cost of goods sold in these periods, and non-cash consulting expenses of $96,876 and $193,752 for the three and six months ended June 30, 2007, respectively. The non-cash consulting expenses were the result of the issuance of 3,000,000 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

-	Advise on matters relating to our structure, management, operation and subsidiaries;
-	The preparation and implementation of a new business plan and a future growth strategy;
-	Our corporate image design and website construction;
-	Advertisements
-	Advise on procedures, regulations, and compliance of a public listed company;
-	Legal advise on procedures, regulations, and compliance in China;

The shares were valued based on the market price on the date of the stock grant and booked pro rata due to the service periods, which was completed as of June 30, 2007.

We had net losses of $6,600 and $6,562 for the three and six months ended June 30, 2006, respectively, due to the insufficient gross profit resulting from the low revenues, which failed to cover the operating expenses at the beginning of the operation. We expect to be profitable during the second half year of 2007 due to the operations of the new plant. However, there can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

    Operating expenses for the three and six months ended June 30, 2007 were $162,442 and $330,666, respectively, increasing by $142,064 and $298,615 compared to the operating expenses of $20,378 and $32,051 during the same periods ended June 30, 2006, respectively. The high operating expenses during the three and six months ended June 30, 2007 were due primarily to the non-cash consulting expenses esulting from the issuance of 3,000,000 shares of common stock for services in connection with general management consulting and advisory services. The shares were valued based on the market price on the date of the stock grant and booked pro rata due to the service periods completed as of June 30, 2007, which were $96,876 and $193,752 for the three and six months ended June 30, 2007.

Cost of Revenue

    Cost of revenue included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of revenue items. We had $90,979 in cost of revenue, or approximately 41.1% of revenues, and $341,485 in cost of revenue, or approximately 63.6% of revenues, during the three and six months ended June 30, 2007, respectively. All the cost of revenue during the first six months of 2007 was from non-related parties. The decrease in cost of revenue as a percentage of revenue in the second quarter of 2007 results from the increasing capacity to manufacture and store many of our own items due to the operation of our new plant. Compared to the three and six months ended June 30, 2006, we had $84,561 in cost of revenue, or approximately 87.2% of revenues, and $224,285 in cost of revenue, or approximately 90.3% of revenues, respectively. The high percentages in both periods were due to purchasing some of our ingredients through third parties resulting in small price markups. These markups typically range between 5-10%. We expect to lower the cost of sales via seeking more non-related suppliers to reduce the risk of concentration.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $715,245 for the six months ended June 30, 2007, compared to cash flows of $550,670 used in operating activities for the six months ended June 30, 2006. Positive cash flows from operations for the six months ended June 30, 2007 were due primarily to the decrease in accounts receivable and receivable from a third party, which were $226,574 and $576,000, respectively, partially offset by the net loss of $207,304 and decrease in accounts payable by $105,098. Negative cash flows from operations for the six months ended June 30, 2006 were due primarily to the increase in receivable from a third party by $850,744, partially offset by the increase in accounts payable by $310,244.

Cash flows used in investing activities were $128,170 and $271,843 for the six months ended June 30, 2007 and 2006, respectively, which were due primarily to the purchase of property and equipment in both periods.

Cash flows provided by financing activities were $5,380 and $938,250 for the six months ended June 30, 2007 and 2006, respectively, which were due primarily to the loan from stockholders in both periods.

    We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $250,000 in working capital during 2007 and $200,000 for the two years thereafter.

    Overall, we have funded our cash needs from inception through June 30, 2007 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $648,558 on hand and a working capital of $687,055 as of June 30, 2007. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from operating activities, cash on hand and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $250,000 to sustain operations through year 2007 and approximately $200,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K filed in the second quarter of 2007

(1)	On April 12, 2007, we filed an amendment to the 8-K report dated February 19, 2007 correcting the description of the acquisition.

Reports on Form 8-K filed subsequent to the second quarter of 2007

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: August 15, 2007	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002