Form 10QSB
period 2007-09-30
China Fruits Corportion
filed 2007-11-19
CIK 1029802

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

[X]	Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2007

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

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

Number of shares of common stock outstanding as of November 19, 2007: 36,129,689

Number of shares of preferred stock outstanding as of November 19, 2007:

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

ITEM 1. FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance as of September 30, 2007	5

Unaudited Condensed Consolidated Statements of Operations - For the Three and Nine Months Ended September 30, 2007	6

Unaudited Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 2007	7

Notes to Unaudited Condensed Consolidated Financial Statements	8-15

ITEM 1. FINANCIAL STATEMENTS

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Balance Sheet
As of September 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$38,935
Accounts receivable, trade	460,807
Inventories	96,156
Prepayment	10,441
TOTAL CURRENT ASSETS	606,339

PLANT AND EQUIPMENT, NET	665,967

Other intangible assets	500
TOTAL ASSETS	$1,272,806

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, related party	$110,127
Other payables and accrued liabilities	34,504
TOTAL CURRENT LIABILITIES	144,631

LONG-TERM LIABILITIES
Loan due to stockholders	441,198

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized
13,150 shares issued and outstanding	13
Series B; par value $0.001, voting; 50,000,000 shares authorized
12,100,000 shares issued and outstanding	12,100
Common stock, par value $.001, 100,000,000 shares authorized,
36,129,689 shares issued and outstanding	36,129
Additional paid-in capital	1,925,749
Deferred compensation	(264,788)
Statutory reserve	5,408
Accumulated other comprehensive income (loss)	16,882
Accumulated deficits	(1,044,516)
TOTAL STOCKHOLDERS' EQUITY	686,977

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,272,806

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Statement of Operations
For the Three and Nine Months Ended September 30, 2007 and 2006

	For the Three Months		For the Nine Months
	Ended Septermber 30		Ended Septermber 30
	2007	2006	2007	2006
REVENUES:
Sales	$216,024	$188,766	$752,800	437,862
Cost of goods sold - third party	(111,530)	(47,669)	(453,015)	(47,669)
Cost of goods sold - related party	-	(78,670)	-	(303,662)
GROSS PROFIT	104,494	62,427	299,785	86,531

OPERATING EXPENSES:
Selling and marketing	23,548	6,151	60,828	19,005
Professional and legal expenses	105,426	-	302,033	-
General and administrative	91,593	49,489	188,372	178,680
TOTAL OPERATING EXPENSES	220,567	55,640	551,233	197,685

OPERATING INCOME (LOSS)	(116,073)	6,787	(251,448)	(111,154)

OTHER INCOME (EXPENSES):
Interest income	(10)	882	1,066	2,278
Government grant	13,106	-	27,264	-
Other	(2,680)	-	(1,735)	500
TOTAL OTHER INCOME (EXPENSES)	10,416	882	26,595	2,778

(LOSS) INCOME FROM OPERATIONS	$(105,657)	$7,669	$(224,853)	$(108,376)

Income tax expense	4,195	(4,160)	(21,351)	(4,160)

NET INCOME (LOSS)	$(101,462)	$3,509	$(246,204)	$(112,536)

Other comprehensive income
- Foreign currency translation gain	(35,948)	$-	$(8,914)	$-

COMPREHENSIVE INCOME (LOSS)	$(137,410)	$3,509	$(255,118)	$(112,536)

Net income per common share - basic	**	**	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic	36,129,689	32,229,306	35,951,911	15,815,315

** Less than $.01

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2007 And 2006

	For the Nine Months
	Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(246,204)	$(112,536)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	28,465	93
Common stock issued for services	290,628	69,600
Non-cash contributions to paid-in capital	3,000	28,610
(Increase) decrease in operating assets:
Accounts receivable	(207,682)	(1,152)
Receivable from a third party	576,000	-
Inventories	(60,803)	(29,649)
Prepaid expenses and other current assets	(10,441)	(55,335)
Increase (decrease) in operating liabilities:
Accounts payable, related party	98	108,653
Other payables and accrued liabilities	(51,476)	49,987
Value added tax payable	18,046	9,567
NET CASH PROVIDED BY OPERATING ACTIVITIES	339,631	67,838

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(177,323)	(250,365)
Acquisition of net liabilities in connection with reverse takeover	-	(325,258)
NET CASH USED IN INVESTING ACTIVITIES	(177,323)	(575,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Addition in due from a related party	-	(632,910)
Proceeds from and additions to shareholder loans	-	938,250
Repayment to shareholder loans	(553,719)	-
Addition in paid-in capital	410,191	189,600
Capital contributions in connection with reverse takeover	-	300,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	(143,528)	794,940

Foreign currency translation adjustment	(8,914)	10,704

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,866	297,859

CASH AND CASH EQUIVALENTS:
Beginning of year	29,069	61,490

End of period	$38,935	$359,349

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$24,703	$-

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive income	$(8,914)	$10,704
Common stock issued for services	$-	$69,600

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
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

NOTE 2 ORGANIZATION AND BUSINESS BACKGROUND

China Fruits Corporation (the “Company” or “CHFR”) was incorporated in the State of Delaware on January 6, 1993 as Vaxcel, Inc. On December 19, 2000, CHFR changed its name to eLocity Networks Corporation.  On August 6, 2002, CHFR further changed its name to Diversified Financial Resources Corporation.  The principal activities of CHFR was seeking and consummating a merger or acquisition opportunity with a business entity.  On May 12, 2006, CHFR was re-domiciled to the State of Nevada.

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

As of September 30, 2007, the Company had an accumulated deficit of $1,044,516 and incurred an operating loss of $251,448 for the nine months period ended then. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2008.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)

NOTE 4 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

*	Basis of presentation

These accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

*	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the period reported.  Actual results may differ from these estimates.

*	Basis of consolidation

The condensed consolidated financial statements include the financial statements of the Company and its subsidiary, Tai Na.

All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

*	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

*	Accounts receivable, net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment.  As of September 30, 2007, the Company recorded an allowance for doubtful accounts of $1,272.

*	Inventories

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  As of September 30, 2007, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)

*	Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Plant and machinery	10-12 years	5%
Furniture, fixture and equipment	5-6 years	5%

Expenditure for maintenance and repairs is expensed as incurred.

*	Impairment of long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.  There has been no impairment as of September 30, 2007.

*	Revenue recognition

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

(a)           Sale of products

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the three and nine months ended September 30, 2007.

(b)         Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)

*	Cost of revenues

Cost of revenues consists primarily of purchase costs, direct labor and overheads, which are directly attributable to the resale of products.

*	Income taxes

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

The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

*	Net loss per share

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

*	Comprehensive (loss) income

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

*	Foreign currencies translation

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

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)

*	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

*	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable segment.

*	Fair value of financial instruments

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

*	Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted FIN48 on January 1, 2007. The adoption of FIN 48 did not have an effect on the results of operations or financial condition. The Company did not have any unrecognized tax benefits as of September 30, 2007.

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

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)

NOTE 5 ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.  Based upon the aforementioned criteria, management has determined an allowance for doubtful accounts of $1,272 as of September 30, 2007.

	September 30, 2007	December 31, 2006
		(audited)

Accounts receivable, gross	$462,079	$254,397

Less: allowance for doubtful accounts	(1,272)	(1,272)
Accounts receivable, net	$460,807	$253,125

NOTE 6 INVENTORIES

Inventories consisted of the following:

	September 30, 2007	December 31, 2006
		(audited)

Raw materials	$87,710	$29,507
Finished goods	8,446	5,846
	$96,156	$35,353

For the three and nine months ended September 30, 2007 and 2006, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NOTE 7 PLANT AND EQUIPMENT, NET

Plant and equipment, net consisted of the following:

	September 30, 2007	December 31, 2006
		(audited)

Plant and machinery	$680,109	$520,219
Furniture, fixture and equipment	20,750	3,817
	700,859	524,036

Less: accumulated depreciation	(34,892)	(6,427)
Plant and equipment, net	$665,967	$517,609

Depreciation expense for the nine months ended September 30, 2007 and 2006 were $28,465 and $93, respectively.

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 8 OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities consisted of following:

	September 30, 2007	December 31, 2006
		(audited)

Rental payable	$-	$282
Government levies payable (refund)	(3,352)	3,119
Customer deposit	-	692
Salary and welfare payable	-	12,278
Accrued expenses	37,856	69,609
	$34,504	$85,980

NOTE 9 INCOME TAXES

The Company is registered in the United States of America and has operations in two tax jurisdictions: the United States of America and the PRC. For the three and nine months ended September 30, 2007, the operation in the United States of America incurred net operating losses of $105,657 and $224,853 for income tax purposes due to general and administrative costs.

The Company’s subsidiary generated substantially all of its net income from its PRC operation and has recorded income tax provision of $21,351 for the nine months ended September 30, 2007.  Its effective income tax rates for the nine months ended September 30, 2007 were 33.0%.  There were no effective income tax rates for the nine months ended September 30, 2006 since the PRC operation incurred net operating losses.

NOTE 10 AMOUNT DUE TO STOCKHOLDERS

The balances due to stockholders represented unsecured advances which are interest-free and repayable in next twelve months. The effects of imputed interest have been included herein.

NOTE 11   STOCK-BASED COMPENSATION

On October 27, 2006, the Company entered into a website maintenance service agreement with the Consultant B in exchange for 1,500,000 shares of common stock.  The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.31 per share, which approximated the fair value of services received. The Company calculated a stock-based compensation of $465,000 and recognized $38,751 and $116,253 for the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, a deferred compensation related to the share issuance amounted to $12,913 and is being amortized on the straight-line method monthly through October 2007.

On October 31, 2006, the Company entered into a business consulting service agreement with the Consultant A in exchange for 1,500,000 shares of common stock.  The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.31 per share, which approximated the fair value of services received. The Company calculated a stock-based compensation of $465,000 and recognized $58,125 and $174,375 for the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, a deferred compensation is amounted to $251,875 and amortized on the straight-line method monthly through October 2008.

On January 16, 2007, the Company issued 3,000,000 shares of common stock under a 2006 Non-Qualified Stock Compensation Plan (the “Plan”).

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)

NOTE 12 RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2007, the Company recorded no purchases from a related company, compared to the purchases from a related party of $78,670 and $303,662 during the three and nine months ended September 30, 2006, respectively. Mr. Chen Quan Long, the Chief Executive Officer of the Company, is also the president of the related company.  As of September 30, 2007, no trade balance of accounts payable was due to the related company.  The transactions with the related company are conducted under normal commercial terms.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

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

Inventories

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  We periodically review historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  We provide inventory allowances based on excess and obsolete inventories determined principally by customer demand.  As of September 30, 2007, we did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Revenues

    Net revenues were $216,024 and $752,800 for the three and nine months ended September 30, 2007, respectively. The increases by $27,258, or 14%, and $314,938, or 72%, compared to net revenues of $188,766 and $437,862 for the same periods ended September 30, 2006, respectively, were due primarily to our aggressive marketing strategies. We entered into a winery agreement and a series of sales agreements regarding orange sales in 2007. In addition, we expect sales to increase during 2007 as our moves toward developing our business plan and the operation of our new plants has commenced in the second quarter of 2007.

    We recognize revenue when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns for the three and nine months ended September 30, 2007.

Income / Loss

We had net losses of $101,462 and $246,204 for the three and nine months ended September 30, 2007, due primarily to the increase in the cost of goods sold in these periods, and non-cash consulting expenses of $96,876 and $290,628 for the three and nine months ended September 30, 2007, respectively. The non-cash consulting expenses were the result of the issuance of 3,000,000 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

-	Advise on matters relating to our structure, management, operation and subsidiaries;
-	The preparation and implementation of a new business plan and a future growth strategy;
-	Our corporate image design and website construction;
-	Advertisements
-	Advise on procedures, regulations, and compliance of a public listed company;
-	Legal advice on procedures, regulations, and compliance in China;

The shares were valued based on the market price on the date of the stock grant which approximated the fair value of services received, and booked pro rata due to the service periods, which was completed as of September 30, 2007.

We had net income of $3,509 and net loss of $112,536 for the three and nine months ended September 30, 2006, respectively, due to the insufficient gross profit resulting from the low revenues, which failed to cover the operating expenses at the beginning of the operation. We expect to be profitable during the second half year of 2007 due to the operations of the new plant. However, there can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

    Operating expenses for the three and nine months ended September 30, 2007 were $220,567 and $551,233, respectively, increasing by $164,927 and $353,548 compared to the operating expenses of $55,640 and $197,685 during the same periods ended September 30, 2006, respectively. The high operating expenses during the three and nine months ended September 30, 2007 were due primarily to the non-cash consulting expenses resulting from the issuance of 3,000,000 shares of common stock for services in connection with general management consulting and advisory services. The shares were valued based on the market price on the date of the stock grant which approximated the fair value of services received, and booked pro rata due to the service periods completed as of September 30, 2007, which were $96,876 and $290,628 for the three and nine months ended September 30, 2007.

Cost of Revenue

    Cost of revenue included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of revenue items. We had $111,530 in cost of revenue, or approximately 51.6% of revenues, and $453,015 in cost of revenue, or approximately 60.2% of revenues, during the three and nine months ended September 30, 2007, respectively. All the cost of revenue during the nine months ended September 30, 2007 was from non-related parties. The decrease in cost of revenue as a percentage of revenue in the third quarter of 2007 results from the increasing capacity to manufacture and store many of our own items due to the operation of our new plant. Compared to the three and nine months ended September 30, 2006, we had $126,339 in cost of revenue, or approximately 66.9% of revenues, and $351,331 in cost of revenue, or approximately 80.2% of revenues, respectively. The high percentages in both periods were due to purchasing some of our ingredients through third parties resulting in small price markups. These markups typically range between 5-10%. We expect to lower the cost of sales via seeking more non-related suppliers to reduce the risk of concentration.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $339,631 and $67,838 for the nine months ended September 30, 2007 and 2006, respectively. Positive cash flows from operations during the nine months ended September 30, 2007 were due primarily to the collection of receivable from a third party, which was $576,000, partially offset by the net loss of $246,204 and decrease in accounts receivable by $207,682. Positive cash flows from operations for the nine months ended September 30, 2006 were due primarily to the increase in account payable from a related party by $108,653, and the increase in other payables and accrued liabilities by $49,987, partially offset by the increases in inventories and prepaid expenses, which were $29,649 and $55,335, respectively.

Cash flows used in investing activities were $177,323 and $575,623 for the nine months ended September 30, 2007 and 2006, respectively, which were due primarily to the purchases of property and equipment in both periods. The cash flows used in investing activities during the nine months ended September 30, 2006 also included the acquisition of net liabilities in connection with the reverse takeover.

Cash flows used in financial activities during the nine months ended September 30, 2007 were $143,528, due primarily to the repayment of loan to stockholders of $553,719, offset by the infusion of $410,191 as additional paid-in capital, compared to cash flows of $794,940 provided by financing activities during the same period ended September 30, 2006, which included shareholder loans of $938,250, which are unsecured, non-interest bearing and repayable over 12 months, offset by the addition in due from a third party of $632,910. Additionally, the Company infused $300,000 of capital contributions in connection with the reverse takeover. In the third quarter of 2006, the Company infused $189,600 as additional paid-in capital contributed by two shareholders of the Company.

    We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $250,000 in working capital during the fourth quarter of 2007 and $500,000 for the two years thereafter.

    Overall, we have funded our cash needs from inception through September 30, 2007 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $38,935 on hand and a working capital of $461,708 as of September 30, 2007. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from operating activities, positive working capital and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $250,000 to sustain operations through year 2007 and approximately $200,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K filed in the third quarter of 2007

(1)	On September 28, 2007, we filed a current report on Form 8-K to announce the resignation of our former principal independent auditor.

Reports on Form 8-K filed subsequent to the third quarter of 2007

(1)	On October 3, 2007, we filed an amendment to the 8-K report dated September 28, 2007 in connection with the resignation of our former principal independent auditor.

(2)	On October 26, 2007, we filed a current report on Form 8-K to announce the engagement of our current principal independent auditor.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: November 19, 2007	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002