Form 10QSB/A
period 2007-09-30
China Fruits Corportion
filed 2007-12-21
CIK 1029802

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

ITEM 1. FINANCIAL STATEMENTS

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Balance Sheet
As of September 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$38,935
Accounts receivable, trade	460,807
Inventories	94,824
TOTAL CURRENT ASSETS	594,566

PLANT AND EQUIPMENT, NET	676,108

TOTAL ASSETS	$1,270,674

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, related party	$110,420
Other payables and accrued liabilities	34,504
TOTAL CURRENT LIABILITIES	144,924

LONG-TERM LIABILITIES
Loan due to stockholders	432,490

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized
13,150 shares issued and outstanding	13
Series B; par value $0.001, voting; 50,000,000 shares authorized
12,100,000 shares issued and outstanding	12,100
Common stock, par value $.001, 100,000,000 shares authorized,
36,129,689 shares issued and outstanding	36,129
Additional paid-in capital	1,924,880
Deferred compensation	(264,788)
Statutory reserve	5,408
Accumulated other comprehensive income (loss)	24,896
Accumulated deficits	(1,045,378)
TOTAL STOCKHOLDERS' EQUITY	693,260

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,270,674

-
The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Statement of Operations
For the Three and Nine Months Ended September 30, 2007 and 2006

	For the Three Months		For the Nine Months
	Ended Septermber 30		Ended Septermber 30
	2007	2006	2007	2006
REVENUES:
Sales	$216,024	$188,766	$752,800	437,862
Cost of goods sold - third party	(111,877)	(47,669)	(453,362)	(47,669)
Cost of goods sold - related party	-	(78,670)	-	(303,662)
GROSS PROFIT	104,147	62,427	299,438	86,531

OPERATING EXPENSES:
Selling and marketing	23,548	6,151	60,828	19,005
Professional and legal expenses	105,426	-	302,033	-
General and administrative	92,108	49,489	188,887	178,680
TOTAL OPERATING EXPENSES	221,082	55,640	551,748	197,685

OPERATING INCOME (LOSS)	(116,935)	6,787	(252,310)	(111,154)

OTHER INCOME (EXPENSES):
Interest income	(10)	882	1,066	2,278
Government grant	13,106	-	27,264	-
Other	(2,680)	-	(1,735)	500
TOTAL OTHER INCOME (EXPENSES)	10,416	882	26,595	2,778

(LOSS) INCOME FROM OPERATIONS	$(106,519)	$7,669	$(225,715)	$(108,376)

Income tax expense	4,195	(4,160)	(21,351)	(4,160)

NET INCOME (LOSS)	$(102,324)	$3,509	$(247,066)	$(112,536)

Other comprehensive income
- Foreign currency translation gain (loss)	(27,934)	$-	$(900)	$-

COMPREHENSIVE INCOME (LOSS)	$(130,258)	$3,509	$(247,966)	$(112,536)

Net income per common share - basic	**	**	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic	36,129,689	32,229,306	35,951,911	15,815,315

**Less than $.01

The accompanying notes are an integral part of these condensed consolidated financial statements

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended September 30, 2007 And 2006

	For the Nine Months
	Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(247,066)	$(112,536)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	30,781	93
Common stock issued for services	290,628	69,600
Non-cash contributions to paid-in capital	3,000	28,610
(Increase) decrease in operating assets:
Accounts receivable	(207,682)	(1,152)
Receivable from a third party	576,000	-
Inventories	(59,471)	(29,649)
Prepaid expenses and other current assets	-	(55,335)
Increase (decrease) in operating liabilities:
Accounts payable, related party	391	108,653
Other payables and accrued liabilities	(51,476)	49,987
Value added tax payable	18,046	9,567
NET CASH PROVIDED BY OPERATING ACTIVITIES	353,151	67,838

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(189,280)	(250,365)
Acquisition of net liabilities in connection with reverse takeover	-	(325,258)
NET CASH USED IN INVESTING ACTIVITIES	(189,280)	(575,623)

CASH FLOWS FROM FINANCING ACTIVITIES
Addition in due from a related party	-	(632,910)
Proceeds from and additions to shareholder loans	-	938,250
Repayment to shareholder loans	(562,427)	-
Addition in paid-in capital	409,322	189,600
Capital contributions in connection with reverse takeover	-	300,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	(153,105)	794,940

Foreign currency translation adjustment	(900)	10,704

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,866	297,859

CASH AND CASH EQUIVALENTS:
Beginning of year	29,069	61,490

End of period	$38,935	$359,349
	-	181,022
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$24,703	$-

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive income (loss)	$(900)	$10,704
Common stock issued for services	$290,628	$69,600

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

As of September 30, 2007, the Company had an accumulated deficit of $1,045,378 and incurred an operating loss of $252,310 for the nine months period ended then. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain growing strategies, including (a) expansion of the sales networks through setup retail stores; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through September 30, 2009.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

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

	September 30, 2007	December 31, 2006
		(audited)

Accounts receivable, gross	$462,079	$254,397

Less: allowance for doubtful accounts	(1,272)	(1,272)
Accounts receivable, net	$460,807	$253,125

NOTE 6 INVENTORIES

Inventories consisted of the following:

	September 30, 2007	December 31, 2006
		(audited)

Raw materials	$86,261	$29,507
Finished goods	8,563	5,846
	$94,824	$35,353

For the three and nine months ended September 30, 2007 and 2006, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

NOTE 7 PLANT AND EQUIPMENT, NET

Plant and equipment, net consisted of the following:

	September 30, 2007	December 31, 2006
		(audited)

Plant and machinery	$692,534	$520,219
Furniture, fixture and equipment	20,782	3,817
	713,316	524,036

Less: accumulated depreciation	(37,208)	(6,427)
Plant and equipment, net	$676,108	$517,609

Depreciation expense for the nine months ended September 30, 2007 and 2006 were $30,781 and $93, respectively.

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

NOTE 9 INCOME TAXES

The Company is registered in the United States of America and has operations in two tax jurisdictions: the United States of America and the PRC. For the three and nine months ended September 30, 2007, the operation in the United States of America incurred net operating losses of $105,436 and $302,043 for income tax purposes due to general and administrative costs.

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

NOTE 10 AMOUNT DUE TO STOCKHOLDERS

The balances due to stockholders represented unsecured advances which are interest-free and repayable in next twelve months. The effects of imputed interest have been included herein. During the three months ended September 30, 2007, the repayment to shareholder loans was $562,427.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER30, 2007

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

CRITICAL ACCOUNTING POLICIES

Revenue recognition

We derive revenues from the resale of non-alcoholic and alcoholic beveragesand tangerinepurchased from third parties, net of value added taxes(“VAT”).  We aresubject to VAT which is levied on the majority of the products of Tai Na at the rate of 17% on the invoiced value of sales.  Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by usin addition to the invoiced value of purchases to the extent not refunded for export sales.

In accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition”, we recognize revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectabilityis reasonably assured. Oursales arrangements are notsubject to warranty.

(a)            Saleof products

We recognizerevenue from the sale of products upon deliveryto the customersand the transfer of title and risk of loss. Wedid not record any product returns for the nine months ended September 30, 2007.

(b)            Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Inventories

    Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-outmethod.  We periodically review historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  We provide inventory allowances based on excess and obsolete inventories determined principally by customer demand.  Asof September30, 2007, we did not record an allowance for obsolete inventories,nor have there been any write-offs.

Property, Plant, and Equipment

Plantand equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on whichthey become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Plant and machinery	10-12 years	5%
Furniture, fixture and equipment	5-6 years	5%

Expenditure for maintenance and repairsis expensed as incurred.

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

Income / Loss

We had net losses of $102,324 and $247,066 for the three and nine months ended September 30, 2007, due primarily to the increase in the cost of goods sold in these periods, and non-cash consulting expenses of $96,876 and $290,628 for the three and nine months ended September 30, 2007, respectively. The non-cash consulting expenses were the result of the issuance of 3,000,000 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

-	Advise on matters relating to our structure, management, operation and subsidiaries;
-	The preparation and implementation of a new business plan and a future growth strategy;
-	Our corporate image design and website construction;
-	Advertisements
-	Advise on procedures, regulations, and compliance of a public listed company;
-	Legal advice on procedures, regulations, and compliance in China;

The shares were valued based on the market price on the date of the stock grant, which approximated the fair value of services received, and booked pro rata due to the service periods, which was completed as of September 30, 2007.

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

Expenses

    Operating expenses for the three and nine months ended September 30, 2007 were $221,082 and $551,748, respectively, increasing by $165,442 and $354,063 compared to the operating expenses of $55,640 and $197,685 during the same periods ended September 30, 2006, respectively. The high operating expenses during the three and nine months ended September 30, 2007 were due primarily to the non-cash consulting expenses resulting from the issuance of 3,000,000 shares of common stock for services in connection with general management consulting and advisory services. The shares were valued based on the market price on the date of the stock grant, which approximated the fair value of services received, and booked pro rata due to the service periods completed as of September 30, 2007, which were $96,876 and $290,628 for the three and nine months ended September 30, 2007.

Cost of Revenue

    Cost of revenue included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of revenue items. We had $111,877 in cost of revenue, or approximately 51.8% of revenues, and $453,362 in cost of revenue, or approximately 60.2% of revenues, during the three and nine months ended September 30, 2007, respectively. All the cost of revenue during the nine months ended September 30, 2007 was from non-related parties. The decrease in cost of revenue as a percentage of revenue in the third quarter of 2007 results from the increasing capacity to manufacture and store many of our own items due to the operation of our new plant. Compared to the three and nine months ended September 30, 2006, we had $126,339 in cost of revenue, or approximately 66.9% of revenues, and $351,331 in cost of revenue, or approximately 80.2% of revenues, respectively. The high percentages in both periods were due to purchasing some of our ingredients through third parties resulting in small price markups. These markups typically range between 5-10%. We expect to lower the cost of sales via seeking more non-related suppliers to reduce the risk of concentration.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $353,151 and $67,838 for the nine months ended September 30, 2007 and 2006, respectively. Positive cash flows from operations during the nine months ended September 30, 2007 were due primarily to the collection of receivable from a third party, which was $576,000, partially offset by the net loss of $247,066 and increase in accounts receivable by $207,682. Positive cash flows from operations for the nine months ended September 30, 2006 were due primarily to the increase in account payable from a related party by $108,653, and the increase in other payables and accrued liabilities by $49,987, partially offset by the increases in inventories and prepaid expenses, which were $29,649 and $55,335, respectively.

Cash flows used in investing activities were $189,280 and $575,623 for the nine months ended September 30, 2007 and 2006, respectively, which were due primarily to the purchases of property and equipment in both periods. The cash flows used in investing activities during the nine months ended September 30, 2006 also included the acquisition of net liabilities in connection with the reverse takeover.

Cash flows used in financial activities during the nine months ended September 30, 2007 were $153,105, due primarily to the repayment of loan to stockholders of $562,427, offset by the infusion of $409,322 as additional paid-in capital, compared to cash flows of $794,940 provided by financing activities during the same period ended September 30, 2006, which included shareholder loans of $938,250, which are unsecured, non-interest bearing and repayable over 12 months, offset by the addition in due from a third party of $632,910. Additionally, the Company infused $300,000 of capital contributions in connection with the reverse takeover. In the third quarter of 2006, the Company infused $189,600 as additional paid-in capital contributed by two shareholders of the Company.

     We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $250,000 in working capital during the fourth quarter of 2007 and $1,000,000 for the two years thereafter.

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
    We had cash of $38,935 on hand and a working capital of $449,642 as of September 30, 2007. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from operating activities, positive working capital and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $250,000 to sustain operations through year 2007 and approximately $1,000,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

CHINA FRUITS CORP.

Date: December 14, 2007	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002