Form 10KSB
period 2007-12-31
China Fruits Corportion
filed 2008-04-14
CIK 1029802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
[Missing Graphic Reference]

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The Registrant’s revenues for its fiscal year ended December 31, 2007 were $1,896,887.

The aggregate market value of the voting stock on April 4, 2008 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $1,768,449 based upon the most recent sales price for such Common Stock on said date ($0.05). On April 4, 2008, there were 36,129,689 shares of our Common Stock issued and outstanding, of which approximately 35,368,979 shares were held by non-affiliates.

Number of shares of common stock, par value $.001, outstanding as of April 4, 2008: 36,129,689

Number of shares of preferred stock outstanding as of April 4, 2008:
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

    As of April 1, 2006, we entered into a Plan of Exchange (the “Agreement”), between and among us, Jiang Xi Tai Na Guo Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China, which changed its corporate name to Jiangxi Taina Nanfeng Orange Co., Ltd. in February of 2007 (collectively referred to herein as “Tai Na”), the shareholders of Tai Na (the “Tai Na Shareholders”) and our Majority Shareholder.

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

Business Description of the Issuer

Since the reverse merger was consummated, we have continued operations of Tai Na, a company which is principally engaged in manufacturing, trading and distributing fresh tangerine, non-alcoholic and alcoholic beverages in the PRC. Tai Na is located in Nan Feng County, Jiang Xi Province, the well known agricultural area for tangerine in China. The geographic advantage benefits us with respect to the control of manufacturing cost and product quality. We have two self-owned one-story plants at the same location, total area of which is approximately 45,800 square feet. We expect the production capacity will reach 6,000 tons in 2008. In order to assist in further expansion in the tangerine markets, we acquired the assets of Royal NanFeng Orange Science & Technology Co., Ltd. ("Royal"), our former tangerine supplier, in 2007. As of December 31, 2007, the assets acquired from Royal included equipment of approximately $290,000, building of approximately $535,000 and land of approximately $368,000. We expect to purchase additional assets during 2008.

In 2008, we plan to expand our sales network by setting up the franchise retail stores for fresh fruits and related products. Accordingly, we relocate our headquarters to Beijing, which we believe will have a positive effect on our corporate image and marketing strategy. In order to create our brand identity efficiently, we plan to acquire or joint venture with the existing profitable and middle-size retail stores. We will provide the stores with management, supplies, as well as the remodeling in connection with display, color and sign to match the franchise requirements. The first franchise store was opened in Beijing in November of 2007. We plan to open up to 10 franchise retail stores by May of 2008 located in Beijing, Haining, Hangzhou, Dongguan and Humen. The franchise retail stores build up the direct channel between the end users and us, which will facilitate the process from our plants to the markets, benefit us in adjusting our business strategies when market changes.

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

❖
Increasing Fresh Fruits Consumption. Currently, the average consumption for fresh fruit is 61.4 kg per person per year in the world, of which fruit consumption of 55.4 kg per person per year in the developing countries, and 83.3 kg per person per year in the developed countries. In China, the average fruit consumption is 45.6 kg per person per year, deceased by 18% and 45%, compared to the developing countries and developed countries, respectively. Therefore, the fresh fruit market in China is still growing up.

❖
Preference to Fresh Fruits. 95% of citrus products in China are consumed as fresh fruit. Fruits manufacture is not popular in China, most of which is for export only. In addition, the orange juice on Chinese market is primarily made from the concentrated or non-concentrated juice imported from Brazil and the United States.

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

Creating Franchise for Retail Fruit Stores

    In 2008, we plan to expand our sales network by setting up the franchise retail stores for fresh fruits and related products. In order to create our brand identity efficiently, we plan to acquire or joint venture with the existing profitable and middle-size retail stores. We will provide the stores with management, supplies, as well as the remodeling in connection with display, color and sign to match the franchise requirements. The first franchise store was opened in Beijing in November of 2007. We plan to open up to 10 franchise retail stores by May of 2008 located in Beijing, Haining, Hangzhou, Dongguan and Humen. Our short-term goal is to open 100 franchise retail stores in our target markets located in North China, East China and South China. The franchise retail stores build up the direct channel between the end users and us, which will facilitate the process from our plants to the markets, benefit us in adjusting our business strategies when market changes.

Seeking for Strategic partners

For Nan Feng tangerine, other fresh fruit and certain related products, we intend to enter into collaborative arrangements with third parties. These collaborations may be necessary in order for us to:

•	Enhance the manufacturing capacities;

•	Setup franchise retail stores in our target markets located in North China, East China and South China;

•	Diversify the fresh fruit sold in the franchise stores;

•	Expand the sales network;

•	Increase the sales revenue; and

•	successfully build up the brand identity.

(i)
On February 6, 2007, we entered into a sales agreement with Liaoning Shenyang Yunpeng Fruits Limited ("Yunpeng") for the sale of our brand name tangerines. Pursuant to the sales agreement, Yunpeng is our exclusive distributor of brand name tangerines within three provinces in Northeast China. As of December 31, 2007, the sales of Nan Feng tangerine were 2,600 tons through Yunpeng.

(ii)
On February 8, 2007, we entered into a sales agreement with Inner Mongolian Manchuria Menglin Fruits Limited ("Menglin") for the sale of our brand name tangerines. Pursuant to the sales agreement, Menglin is our general distributor in the Russian market and will export 3,000 tons of our brand name tangerines to Russia in 2007. As of December 31, 2007, the sales of Nan Feng tangerine were 760 tons through Menglin. The failure to meet the contract requirement was primarily attributable to the difficulty in shipping caused by the snow storm. The contract will be extended to the end of 2008.

(iii)
On February 19, 2007, we entered into an agreement with Royal to acquire the assets of Royal to assist in further expansion in the tangerine markets. As of December 31, 2007, the assets acquired from Royal included equipments of approximately $290,000, building of approximately $535,000 and land of approximately $368,000.

Enhancing Manufacture Capacity

            The acquisition of Royal is one of our strategies to enhance the manufacture capacity. Royal was engaged in citrus industry since 2002. After acquisition, we have additional two-story plant with total area of 66,003 square feet, and one-story plant with total area of 9,125 square feet. In addition, we invested approximately $300,000 in machinery, office equipment, transportation facilities and other equipments, 90% of which for fruit wine production line. We also invested approximately $220,000 in two one-story new plants with total area of 45,800 square feet. The construction was completed in March of 2007.

Increasing Expenses in Marketing

We plan to increase the budget in advertising to support our franchise retail stores, which will cover our target markets including Beijing - North China, Haining, Hangzhou - East China, and Dongguang, Humen - South China. The total budget for advertising is approximately $800,000, of which 50% on television channel, 20% on newspaper, 5% on magazine, 5% on event base promotion, and 20% on others. We believe the intensive advertisement will increase our brand recognition. In addition, we retain professional consultants to integrate our marketing strategies. We believe their expertise will benefit us in connection with target markets definition, corporate image, brand identity and media preference.

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

Employees

            As of December 31, 2007, we had 91 full-time employees, including 2 office executives, 32 specialists in researching and developing the quality of tangerine and related products, and 15 employees devoted to the marketing for franchise retail stores. Approximately 9.59% of the employees have bachelor degrees or above. All employees are working in our subsidiary located in China.

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

We rely on its strategic partners for a significant portion of its business. If we are unable to maintain good relationships with its strategic partners, our business could suffer

For Nan Feng tangerine, other fresh fruit and certain related products, we intend to enter into collaborative arrangements with third parties. These collaborations may be necessary in order for us to:

•	Enhance the manufacturing capacities;

•	Diversify the fresh fruit sold in the franchise stores;

•	Expand the sales network;

•	Increase the sales revenue; and

•	successfully build up the brand name.

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

If we are unable to maintain brand identity and product quality, our business may suffer.

Our success depends on our ability to maintain brand identity for our "Nan Feng Tangerine". We cannot assure you, however, that additional expenditures and our renewed commitment to advertising and marketing will have the desired impact on our products' brand image and on consumer preferences. Product quality issues, real or imagined, or allegations of product contamination, could tarnish the image of the affected brands and may cause consumers to choose other products.

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

Fluctuations in the exchange rate could have a material adverse effect upon our business.

We conduct our business in the Renminbi. The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade old policy of pegging its currency to the U.S. currency. Under the current policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 6.5% appreciation of the Renminbi against the U.S. dollar between July 21, 2005 and August 31, 2007. However, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. To the extent our future revenues are denominated in currencies other the United States dollars, we would be subject to increased risks relating to foreign currency exchange rate fluctuations which could have a material adverse affect on our financial condition and operating results since our operating results are reported in United States dollars and significant changes in the exchange rate could materially impact our reported earnings.

Item 2. Description of Property.

Our main operation is located at Fu Xi Technology & Industry Park, Nan Feng County, Jiang Xi Province, People’s Republic of China, which is self-owned property with a total area of 120,928 square feet, including the two self-owned one-story plants of approximately 45,800 square feet completed in March of 2007. This space is adequate for our present operations. No other businesses operate from this office.

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

Item 3. Legal Proceedings.

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

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

Year Ended December 31, 2006:	High	Low
3/31/2006	$2.13	$1.50
6/30/2006	$1.26	$1.26
9/30/2006	$0.55	$0.55
12/31/2006	$0.56	$0.40

Year Ended December 31, 2007:	High	Low
3/31/2007	$0.41	$0.37
6/30/2007	$0.23	$0.23
9/30/2007	$0.12	$0.12
12/31/2007	$0.09	$0.07

Year Ended December 31, 2008:	High	Low
3/31/2008	$0.05	$0.04

Dividends

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

Number of Holders

As of April 8, 2008, we had 3,715 common shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

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

CRITICAL ACCOUNTING POLICIES

Revenue recognition

    We derive revenues from the resale of non-alcoholic and alcoholic beverages and tangerine purchased from third parties, net of value added taxes(“VAT”).  We aresubject to VAT which is levied on the majority of the products of Tai Na at the rate of 17% on the invoiced value of sales.  Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by usin addition to the invoiced value of purchases to the extent not refunded for export sales.

    In accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, werecognize revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectibility is reasonably assured. Oursales arrangements are not subject to warranty.

Starting from October 2006, we commenced the trading of tangerine in the PRC.

(a)      Saleof products

We recognize revenue from the sale of products upon deliveryto the customersand the transfer of title and risk of loss.Wedid not record any product returns for the year s  ended December 31, 2007 and 2006.

(b)      Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Inventory

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-outmethod. Weperiodically review historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. Weprovide inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2007, wedid not record an allowance for obsolete inventories,nor have there been any write-offs.

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

Revenues

    Gross revenues were $1,896,887 and $1,242,705 for the years ended December 31, 2007 and 2006, respectively, due primarily to sales of tangerine, non-alcoholic and alcoholic beverages. We recognize revenue when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns for the year ended December 31, 2007. The increase in gross revenues by $654,182 in 2007 was due primarily to collaboration with the strategic partners. We designated exclusive distributors in different regions. For example, Liaoning Shenyang Yunpeng Fruits Limited ("Yunpeng") is our exclusive distributor within three provinces in Northeast China, through which we sold 2,600 ton tangerines. We expect sales to increase during 2008 as our moves toward implementing our business plan, including the increase in franchise retail stores, the increase in marketing budgets.

Income / Loss

We had a net loss of $310,146 and $792,052 for the years ended December 31, 2007 and 2006, respectively. The decrease by $481,906 in net loss in 2007 was due primarily to the decrease in non-cash consulting expenses, which was $361,666 and $752,584 for the years ended December 31, 2007 and 2006, respectively. The non-cash consulting expenses were the result of the issuance of 3,900,000 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

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

The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods, which was completed as of December 31, 2007.

We expect to incur losses from operations during fiscal year 2008 until the dramatic increase in sales revenue resulting from the maturity of our franchise retail stores. There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

    Operating expenses for the years ended December 31, 2007 and 2006 were $956,326 and $1,045,297, respectively. The decrease in 2007 was due primarily to the decrease in non-cash consulting expenses, which was $361,666 and $752,584 for the years ended December 31, 2007 and 2006, respectively, resulting from the issuance of 3,900,000 shares of common stock for services in connection with general management consulting and advisory services. The shares were valued based on the market price on the date of the stock grant or the specific terms of the applicable consulting agreements and booked pro rata due to the service periods, which was completed as of December 31, 2007.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. During the year ended December 31, 2007, we had $1,222,193 in cost of goods sold, or 64% of sales revenue, none of which from related party. During the year ended December 31, 2006, we had $967,834 in cost of goods sold, or 78% of sales revenue, of which $354,005 from related party. The lower cost of goods sold during 2007 was the result of the commencement of the new plant, through which we had the capacity to manufacture and store many of our own items. In addition, we reduced the risk of concentration by collaborating with more non-related suppliers.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $265,937 for the year ended December 31, 2007, compared to cash flows of $143,554 used in operating activities for the year ended December 31, 2006. Positive cash flows from operations in 2007 were due primarily to the net loss offset by stock based compensation of $361,666 and the collection of accounts receivable of $229,348. Contrarily, negative cash flows from operations in 2006 were due primarily to the net loss of $792,050, the increase in accounts receivable by $254,397, partially offset by the increase in accounts payable to related party of $110,029.

Cash flows used in investing activities were $1,299,960 and $524,036 for the years ended December 31, 2007 and 2006, respectively, which were due primarily to the purchase of property and equipment in both years.

Cash flows provided by financing activities were $1,009,592 and $609,373 for the years ended December 31, 2007 and 2006, respectively. Cash flows from financing activities in 2007 due primarily to a loan of $538,017 from a related party and advance of $576,000 from a third party, partially offset by the payments of $104,425 to the shareholder loans, the principal of which were $994,917 unsecured, non-interest bearing and repayable over 12 months.Cash flows from financing activities in 2006 due primarily to shareholder loans of $994,917, which are unsecured, non-interest bearing and repayable over 12 months, offset by the addition in due from a third party of $576,000, which is unsecured, non-interest bearing and repayable within 12 months. Additionally, we infused $190,456 as additional paid-in capital contributed by our two shareholders.

    We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $500,000 in working capital during 2008 and $700,000 for the two years thereafter.

    Overall, we have funded our cash needs from inception through December 31, 2007 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $27,695 on hand and a working capital deficit of $564,056 as of December 31, 2007. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $500,000 to sustain operations through year 2008 and approximately $700,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Curtail new product launches

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

Item 7. Financial Statements.

The consolidated financial statements include the accounts of Tai Na, our wholly owned subsidiary. The following selected financial data for the years ended December 31, 2007 and 2006 is derived from our consolidated financial statements, and should be read in conjunction with the consolidated financial statements and related notes presented as a separate section commencing on page F-1.

	December 31,
	2007	2006
Balance Sheet

Total Assets	$1,905,437	$1,429,202
Total Liabilities	781,089	1,190,926
Total Stockholders’ Equity	1,124,348	238,276
Total Liabilities and Stockholders’ Equity	1,905,437	1,429,202

Statements of Operations
	For years ended
	December 31,
	2007	2006

Revenue	$1,896,887	$1,242,705
Operating Expenses	956,326	1,045,297
Other Income	28,518	4,583
Net Loss	(310,146)	(792,050)
Net Loss per Common Share	(0.01)	(0.03)
Weighted Average Common Shares Outstanding	36,006,401	30,525,000

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Fruits Corp.

We have audited the accompanying consolidated balance sheet of China Fruits Corp.  (the “Company”) and its wholly-owned subsidiary as of December 31, 2007 and related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ending December 31, 2007.  These financial statements are the responsibility of the company’s management.  Our responsibility is to express and opinion on these financial statements based on our audits.  The financial statements as of December 31, 2006 and for the year ended December 31, 2006 were audited by other auditors whose report dated April 12, 2007 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Fruits Corp. and its wholly-owned subsidiary as of December 31, 2007 and the results of its operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lake & Associates CPA’s LLC
Lake & Associates CPA’s LLC
Boca Raton, Florida
April 3, 2008

CHINA FRUITS CORPORATION
Consolidated Balance Sheet
As of December 31, 2007
(Expresed in US Dollars, except for number of shares)

ASSETS
December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$27,695
Accounts receivable, trade	23,777
Inventories	83,564
TOTAL CURRENT ASSETS	135,036

PLANT AND EQUIPMENT, NET	1,770,401

TOTAL ASSETS	$1,905,437

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, related party	$5,415
Note Payable-related party	538,017
Income Taxes Payable	49,306
Other payables and accrued liabilities	106,354
TOTAL CURRENT LIABILITIES	699,092

LONG-TERM LIABILITIES
Loan due to stockholders	81,997
TOTAL LONG_TERM LIABILITIES	81,997

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized
13,150 shares issued and outstanding	13
Series B; par value $0.001, voting; 50,000,000 shares authorized
12,100,000 shares issued and outstanding	12,100
Common stock, par value $.001, 100,000,000 shares authorized,
36,129,689 shares issued and outstanding	36,129
Additional paid-in capital	2,324,053
Deferred compensation	(193,750)
Statutory reserve	16,805
Accumulated other comprehensive income (loss)	$48,853
Accumulated deficits	$(1,119,855)
TOTAL STOCKHOLDERS' EQUITY	1,124,348

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,905,437

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Consolidated Statement of Operations
For The Years Ended December 31, 2007 and 2006
(Expresed in US Dollars, except for number of shares)

	Years Ended

	2007	2006
REVENUES:
Sales	$1,896,887	$1,242,705
Cost of goods sold - third party	(1,222,193)	(613,829)
Cost of goods sold - related party	-	(354,005)
Total Cost of Revenues	(1,222,193)	(967,834)
GROSS PROFIT	674,694	274,871

OPERATING EXPENSES:
Selling and marketing	205,955	83,355
Professional and legal expenses	424,121	884,699
General and administrative	326,250	77,243
TOTAL OPERATING EXPENSES	956,326	1,045,297

OPERATING LOSS	(281,632)	(770,426)

OTHER INCOME:
Interest income	1,041	3,102
Government grant	27,477	-
Other	-	1,481
TOTAL OTHER INCOME (EXPENSES)	28,518	4,583

(LOSS) INCOME FROM OPERATIONS	$(253,114)	$(765,843)

Income tax expense	57,032	26,209

NET (LOSS) INCOME	$(310,146)	$(792,052)

Other comprehensive income
- Foreign currency translation gain	$23,057	$25,796

COMPREHENSIVE (LOSS) INCOME	$(287,089)	$(766,256)

Net income per common share - basic and diluted	$(0.01)	$(0.03)

Net income per common share - diluted	$(0.01)	$(0.03)

Weighted average number of shares outstanding during the period - basic an diluted	36,006,401	30,525,000

Weighted average number of shares outstanding during the period - diluted	36,006,401	30,525,000

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Consolidated Statement of Cash Flows
For The Years Ended December 31, 2007 and 2006

	Years Ended
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(310,146)	$(792,050)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	47,168	6,427
Stock based compensation	361,666	752,584
Allowance for Doubtful Accounts		1,272
Non-cash contributions to paid-in capital	3,000	-
(Increase) decrease in operating assets:
Accounts receivable	229,348	(254,397)
Receivable from a third party		-
Inventories	(48,211)	(35,353)
Vat and Income tax recoverable		(18,046)
Prepaid expenses and other current assets	-	-
Increase (decrease) in operating liabilities:
Accounts payable, related party	(104,614)	110,029
Other payables and accrued liabilities	20,374	85,980
Customer deposit
Income tax payable	49,306
Value added tax payable	18,046	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	265,937	(143,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,299,960)	(524,036)
NET CASH USED IN INVESTING ACTIVITIES	(1,299,960)	(524,036)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Payments) on Officer Loans	(104,425)	994,917
Issuance of Notes Payable-related party	538,017
Advance (from) to a third party	576,000	(576,000)
Addition in paid-in capital	-	190,456
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,009,592	609,373

Foreign currency translation adjustment	23,057	25,796

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,374)	(32,421)

CASH AND CASH EQUIVALENTS:
Beginning of year	29,069	61,490

End of period	$27,695	$29,069
	135,036	-149,258
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$17,134	$29,864

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive income	$23,057	$25,796
Common stock issued for services	$-	$752,584

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Consolidated Statements of Stockholders Equity
For the years ended December 31, 2007 and 2006
Expressed in USD
	Number	Par	Series "A"	Number	Par	Series "B"	Number	Par	Common	Additional	Deferred	Accumulated deficit/	Statutory		Total
	of shares	Value:	Preferred Stock	of shares	Value:	Preferred Stock	of shares	Value:	stock	Paid-in Capital	compensation	retained earnings	reserve	AOCI(L)	Equity
Balance as of December 31, 2005	13,150	0	13	12,100,000	0	12,100	30,000,000	0	30,000	20,231	-	(854)	-	-	61,490.00
															-
Stocks issued to complete reverse acquisition							229,689	0.001	229	(1,000,229)					(1,000,000.00)
									-						-
Stocks issued to settle liabilities							2,000,000	0.001	2,000	998,000					1,000,000.00

Capital contribution from owners of Taina										190,456					190,456.00
															-
Deferred compensation										930,000	(555,416)				374,584.00
															-
Stocks issued for service		0.001	-		0.001	-	900,000	0.001	900	377,100	-				378,000.00
															-
Foreign currency adjustment														25,796	25,796.00
															-
Net loss for the year												(792,050)			(792,050.00)
															-
Transfer of retained earnings to statutory reserve												(5,408)	5,408		-
															-
Balance as of December 31, 2006	$13,150	0.001	$13	$12,100,000	0.001	$12,100	$33,129,689	0.001	$33,129	$1,515,558	$(555,416)	$(798,312)	$5,408	$25,796	$238,276
															-
Stocks issued for service							3,000,000	0.001	3,000	(3,000)					-

Additional paid-in capital										811,495					811,495.00

Amortization of deferred compensation											361,666				361,666.00
															-
Foreign currency adjustment														23,057	23,057.00

Transfer of retained earnings to statutory reserve												(11,397)	11,397		-

Net Loss for the year												(310,146)			(310,146.00)
Balance as of December 31, 2007	13,150	0.001	$13	12,100,000	0.001	$12,100	36,129,689	0.001	$36,129	$2,324,053	$(193,750)	$(1,119,855)	$16,805	$48,853	$1,124,348

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

1. ORGANIZATION AND BUSINESS BACKGROUND

China Fruits Corporation (the “Company” or “CHFR”) was incorporated in the State of Delawareon January 6, 1993 as Vaxcel, Inc. On December 19, 2000, CHFRchanged its name to eLocity Networks Corporation. On August 6,2002, CHFRfurtherchanged its name to Diversified Financial Resources Corporation.  Theprincipal activitiesof CHFRis seeking and consummating a merger or acquisition opportunity with a business entity.  On May 12, 2006, CHFR was re-domiciledtothe State of Nevada.

On May 31, 2006, CHFR completeda stock exchange transaction with Jiangxi Taina Guo Ye Yon Xian Gong Si (“Tai Na”).  Tai Na was incorporated as a limited liability company in the People’s Republic of China(“PRC”) on October 28, 2005with its principal place of business in Nanfeng Town, JiangxiProvince, the PRC.  Tai Nais principally engaged in manufacturing, trading and distributing of non-alcoholic and alcoholic beverages in the PRC.

The stock exchange transaction involved two simultaneous transactions:

1)
the majority shareholder of CHFRdeliveredthe 13,150 convertible Series A preferred shares and 12,100,000 non-convertible Series B preferred shares of CHFRto Tai Na’sownersin exchange for total payments of $500,000 in cash and;

2)
CHFRissuedto Tai Na’s ownersan amount equal to 30,000,000 new investment shares of common stock of CHFRpursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of the registered capital of Tai Na.

Upon completion of the exchange, Tai Na became a wholly-owned subsidiary of CHFR andthe former owners of Tai Na then owned 99% of the issued and outstanding shares of the Company.

Also in connection with this stock exchange transaction, CHFR appointed Mr. Chen, Quanlong as chief executive officerand director and Ms. Zhao, Li Li as director and Ms. Huang, Xiaoyun as chief financial officer to CHFR. Furthermore, concurrent with the closing of this transaction, all of the Company’s former officers resigned from their positions.

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

On August 18, 2006, CHFRchanged its name to its current name “China FruitsCorporation”.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the CHFR whereby Tai Nais deemed to be the accounting acquirer (legal acquiree) and CHFRto be the accounting acquiree (legal acquirer).  The accompanying consolidated financial statements are in substance those of Tai Na, with the assets and liabilities, and revenues and expenses, of CHFRbeing included effective from the date of stock exchange transaction.  CHFRis deemed to be a continuation of the businessof Tai Na.  Accordingly, the accompanying consolidated financial statements include the following:

(1)	the balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)
the financial position, results of operations, and cash flows ofthe acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presentedand the operations of the accounting acquiree from the date of stock exchange transaction.

CHFR and Tai Naare hereinafter referred to as (the “Company”).

2. GOING CONCERN UNCERTAINTIES

These consolidatedfinancial statements have been prepared assuming that Company will continue asa going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2007, the Company had a positive operating cash flow of $265,937 and an accumulated deficit of $1,119,855. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain growing strategies, including (a) expansion of the sales networks through setup retail stores; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through September 30, 2009.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern

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

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

●	Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiary, Tai Na.

All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

●	Revenue recognition

The Companyderives revenues from the resale of non-alcoholic and alcoholic beverages and tangerine purchased from third parties, net of value added taxes(“VAT”). The Company is subject to VAT which is levied on the majority of the products of Tai Naat the rate of 17% on the invoiced value of sales.  Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

In accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, the Companyrecognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price isfixed or determinable and collectabilityis reasonably assured.  The Company’s sales arrangements are not subject to warranty.

Starting from October 2006, the Company commenced the trading of tangerinein the PRC.

(a)            Saleof products

The Company recognizes revenue from the sale of products upon deliveryto the customersand the transfer of title and risk of loss. The Company did not record any product returns for the year ended December 31, 2007.

(b)            Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

●	Cost of revenue

Cost of revenues consists primarily of material costs, direct labor, depreciation and overheads, which are directly attributable to the manufactureof productsand the provision of services.

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

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

●	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit toits customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2007, the Company has not recorded an allowance for uncollectible accounts.

●	Inventories

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-outmethod.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  As of December 31, 2007, the Company did not record an allowance for obsolete inventories,nor have there been any write-offs.

●	Plant and equipment, net

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

SFAS No. 130, “Reporting Comprehensive Income”,establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income as defined includes all changes in equity during the yearfrom non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statement of stockholders’equity consists of changes in unrealized gains and losses on foreign currency translation.  This comprehensive income is not included in the computation of income tax expense or benefit.

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

The reporting currency of the Company is the United Statesdollar (“U.S. dollars”).  Transactions denominated in currencies other than U.S. dollar are calculated at the averagerate for the period.  Monetary assets and liabilities denominatedin currencies other than U.S. dollar are translated into U.S. dollar at the rates of exchange ruling at the balance sheet date.  The resulting exchange differences are recorded in the other expenses in the consolidated statement of operationsand comprehensive income.

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

●	Related parties

Parties, which can be a corporationor individual,are considered to be related if the Companyhas the ability, directly or indirectly, to control the other partyor exercise significant influence over the other partyin making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. Amaterial related party transaction hasbeen identified in Note 14 inthe financial statements.

●	Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organization structure as well as information about geographical areas, business segments and major customers in financial statements. The Company operates in one reportable segment.

●	Fair value of financial instruments

The Company values its financial instruments as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”.  The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.  The estimates presented herein are not necessarily indicative of amounts that the Company could realizein a current market exchange.

The Company’s financial instrumentsprimarilyinclude cashand cash equivalents, accounts receivable, advance to a third party, inventories, VAT and income tax recoverable, accounts payable, other payables and accrued liabilities.

As of the balancesheet date, the estimatedfair values of financial instruments were not materially different from their carrying values as presented due to short maturities of these instruments.

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

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the potential impact, if any, for the adoption of SFAS No.159 on its consolidated financial statements.

In December 2007, the FASB issued two new statements: (a.) SFAS No. 141(revised 2007), Business Combinations, and (b.) No. 160, Noncontrolling Interests in Consolidated Financial Statements. These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

(a.)  SFAS No. 141 (R) requires an acquiring entity in a business combination to: (i) recognize all (and only) the assets acquired and the liabilities assumed in the transaction, (ii) establish an acquisition-date fair value as the measurement objective for all assets acquired and the liabilities assumed, and (iii) disclose to investors and other users all of the information they will need to evaluate and understand the nature of, and the financial effect of, the business combination, and, (iv) recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase.

(b.) SFAS No. 160 will improve the relevance, comparability and transparency of financial information provided to investors by requiring all entities to: (i) report noncontrolling (minority) interests in subsidiaries in the same manner, as equity but separate from the parent’s equity, in consolidated financial statements, (ii) net income attributable to the parent and to the non-controlling interest must be clearly identified and presented on the face of the consolidated statement of income, and (iii) any changes in the parent’s ownership interest while the parent retains the controlling financial interest in its subsidiary be accounted for consistently.

4. ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that an allowance for doubtful accounts of $1,272 is required as of December 31, 2006.  No allowance was considered necessary as of December 31, 2007.

	2007	2006

Accounts receivable, gross	$254,397	$254,397

Less: allowance for doubtful accounts	-0-	(1,272)
Accounts receivable, net	$253,125	$253,125

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

5.  ADVANCES TO A THIRD PARTY

The Company made a temporary advance to a third party company during 2006.  The balance is unsecured, non-interest bearing and repayable within 12 months.  The balance as of December 31, 2006, was $448,000.  The advance was repaid to the Company during 2007.

6. INVENTORIES

Inventories as of December 31, 2007 and 2006 consist of the following:

	2007	2006

Raw materials	$54,204	$29,507
Finished goods	29,360	5,846
	$83,564	$35,353

For the year ended December 31, 2007 and 2006, no provision for obsolete inventories was recorded by the Company.

7. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2007 and 2006 consists of the following:

	2007	2006
Plant and machinery	$1,602,922	$520,219
Construction in progress	217,257
Furniture, fixture and equipment	3,817	3,817
	1,823,996	524,036
Less: accumulated depreciation	(53,595)	(6,427)
Plant and equipment, net	$1,770,401	$517,609

Depreciation expense for the year ended December 31, 2007 and 2006 respectively was $47,168 and $6,427.

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress as of December 31, 2007, represents buildings under construction.

8. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of December 31, 2007 and 2006 consist of following:

	2007	2006

Rental payable	$-0-	$282
Government levies payable	1,221	3,119
Salary and welfare payable	29,279	12,278
Customer deposits	-0-	692
Accrued expenses	72,856	69,609
	$106,356	$85,980

9. AMOUNT DUE TO STOCKHOLDERS

The balances due to stockholders represented unsecured advances which are interest-free and repayable in next twelve months.

10. INCOME TAXES

The Company is registered in the United States of America and has operations in 2 tax jurisdictions: the United States of America and the PRC.  The operation in the United States of America has incurred net operating losses for income tax purposes.  The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the years ended December 31, 2007 and 2006.

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	2007	2006

Loss subject to U.S. operation	$(424,241)	$(843,982)
Income (loss) subject to PRC operation	171,127	78,139

Loss before income taxes	$(253,114)	$(765,843)

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law.

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

As of December 31, 2007, the U.S. operation had $1,268,223 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2027.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The Company’s subsidiary, Tai Na is subject to taxes in the PRC.  Pursuant to the PRC Income Tax Laws, Tai Na is generally subject to enterprise income tax (“EIT”) at a statutory rate of 33% (30% national income tax plus 3% local income tax).

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for the year ended December 31, 2007 and 2006 is as follows:

	2007	2006

Income (loss) before income taxes	$171,127	$78,139
Statutory income tax rate	33%	33%
	56,471	25,786
Expenses not deductible for tax purposes:
- Provisions	561	421
Effect of tax losses	-	-

Income tax expense	$57,032	$26,207

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2006:

	2007	2006

Deferred tax assets:
- Net operating loss carryforwards	$443,878	$295,394
Less: valuation allowance	(443,878)	(295,394)

Deferred tax assets	$-	$-

For the year ended December 31, 2007 and 2006, valuation allowances of $443,878 and $295,394 were provided to the deferred tax assets due to the uncertainty surrounding their realization.

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

The following table sets forth the computation of basic and diluted net loss per share for the year indicated:

	2007	2006
Basis and diluted net loss per share calculation
Numerator:
- Net income in computing basic net loss per share	$(310,146)	$(792,050)

Denominator:
- Weighted average ordinary shares outstanding	36,006,401	29,625,000
- Stock issued for services		900,000
- Shares used in computing basic net loss per share	36,006,401	30,525,000

Basic and diluted net loss per share	$(0.01)	$(0.03)

There were no dilutive common stock equivalents as of December 31, 2007 and 2006.

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

4)
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

On October 27, 2006, the Company entered into a business consulting service agreement with the Consultant A in exchange for 1,500,000 shares of common stock.  The fair value of the commonstock issued is determined using the fair value of the Company’s common stock on the grant dateat $0.31per share. The Company calculated a stock based compensation of $465,000 and recognized $335,834 for the year ended December 31, 2006.  The balance of 129,166 was expensed during the year ended December 31, 2007

On October 31, 2006, the Company entered into a website construction service agreement with the Consultant B in exchange for 1,500,000 shares of common stock.  The fair value of the commonstock issuedis determined using the fair value of the Company’s common stock on the grant dateat $0.31per share. The Company calculated a stock based compensation of $465,000 and recognized $38,750 for the year ended December 31, 2006and $232,500 for the year ended December 31, 2007. The deferred compensation is amortized on the straight-line method over 22 monthsbeginning on October 31, 2006. As of December 31, 2007, thedeferredcompensation balance was $193,750

14. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007 and 2006, the Company recorded purchases of -0- and $354,005 respectively from a related company where Mr. Chen Quan Long, the Chief Executive Officer of the Company, is also the president of the related company. As of December 31, 2007 and 2006, the trade balance of accounts payable of $-0- and $110,029 respectively is due to a related company.  The transaction is considered conducted at arm’s length.  Notes payable to related parties are due on April 26, 2008.

As of December 31, 2007, the assets acquired from the related party included equipment of approximately $290,000, building of approximately $535,000 and land of approximately $368,000.

CHINA FRUITS CORPORATION
(Formerly Diversified Financial Resources Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
(Currency expressed in United States Dollars (“US$”))

15. CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiary, Tai Na are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Tai Na is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $15,844 and $12,700 for the years ended December 31, 2007 and 2006, respectively.

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

For the year ended December 31, 2007 and 2006, Tai Na contributed $11,395 and $5,408 respectively to statutory reserve.

17. CONCENTRATION AND RISK

(a) Major customers and vendors

For the years ended December 31, 2007 and 2006, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the year ended December 31, 2007, customers and vendors who account for 10% or more of revenues and purchases are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$682,342	34%		$15,814
Customer B		260,120	13%		-
Customer C		132,342	6%		-

	Total:	$1,077,805	53%	Total:	$15,814

For the year ended December 31, 2006, customers and vendors who account for 10% or more of revenues and purchases are presented as follows:
Customers		Revenues			Accounts Receivable
Customer A		$557,486	45%		$64,317
Customer B		165,511	13%		190,080
Customer C		46,175	4%		-

	Total:	$769,172	62%	Total:	$254,397

Vendors	Purchases		Accounts Payable

Vendor A	$354,005	37%	$110,029

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

18. COMMITMENT AND CONTINGENCIES

The Company rented a plant and office under a non-cancelable operating lease agreement.  Based on the current rental lease agreement, the future minimum rental payments required as of December 31, 2007 are as follows:

Year ending December 31:

2008	$42,500

For the years ended December 31, 2007 and 2006, rental expense was $31,549 and $277.

19. SUBSEQUENT EVENT

    The Company received an approval from Chinese government in connection with the incorporation of a wholly-owned subsidiary, Tai Na International Fruits (Bei Jing) Co. Ltd. ("Tai Na International"), which is located in Bei Jing, People's Republic of China.

    Tai Na International will be devoted to creation of a sales network to facilitate the Registrant's products throughout China. The registered capital of Tai Na International is approximately $1,351,000, which will be invested by the Company as an equity interest in Tai Na International. After completion of the incorporation, the Company will relocate their headquarters to Bei Jing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 20, 2007, our Board of Directors made the decision to retain Lake & Associates CPA’s LLC as our independent auditor to review our quarterly report for the third quarter of 2007 and to audit our financial statements for the year ended December 31, 2007. Zhong Yi (Hong Kong) C.P.A. Company Limited resigned from its position as our principal independent auditor on September 21, 2007. Zhong Yi had been retained in that position in July 2006. We do not have an audit committee.

Prior to making the decision to retain Lake & Associates CPA’s LLC, We had no prior relationship with Lake & Associates CPA’s LLC or any of its members.

Zhong Yi's audit reports regarding our financial statements for the years ended December 31, 2006 and 2005, contained no adverse opinion or disclaimer of opinion nor were they qualified or modified as to the uncertainty, audit scope or accounting principles, except that their audit report for the year ended December 31, 2006 contained a going concern qualification.

In connection with the prior audits for the fiscal years ended December 31, 2006 and 2005, and the review for the interim period up to September 21, 2007, there have been no disagreements with Zhong Yi on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which if not resolved to the satisfaction of Zhong Yi would have caused it to make reference to the subject matter of the disagreement in connection with its report on these financial statements for those periods.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. The controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2007, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

Changes in Internal Control Over Financial Reporting

There were no changes in the our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

    Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management's report in this annual report.

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

Name	Age	Position	Date to Start
Chen, Quan Long	47	President, Chief Executive Officer and Chairman	June 1, 2006
Huang, Xiao Yun	38	Chief Financial Officer	June 1, 2006
Zhao, Li Li	35	Director	June 22, 2006

Chen, Quan Long -  President, Chief Executive Officer and Chairman

    Mr. Chen, Quan Long, 47, obtained a Master of Business Administration degree at Beijing University. His prior work experience is primarily in corporate. He was chairman of Fei Huan Group, a corporation organized and existing under the laws of the Peoples' Republic of China ("Fei Huan Group"), from October 1988 to December 2001. Since January 2002, he was Chairman of Fei Huan Wine, Inc., an affiliate of Fei Huan Group. Mr. Chen’s duties with Fei Huan Group included management of their beverage processing and distribution. Mr. Chen is a member of the Chinese Entrepreneurial Association.

Huang, Xiao Yun - Chief Financial Officer

    Ms. Huang, Xiao Yun, 38, majored in accounting in Jiang Xi Radio Television University. She was chief accountant of Fei Huan Group from December 1991 to December 2001. From January 2002, she became Chief Financial Officer of Fei Huan Wine, Inc. Ms. Huang’s duties with Fei Huan Group included supervision of the their financial statement preparation and accounting systems.

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

Code of Ethics

    We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships

Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

Compliance with applicable governmental laws, rules and regulations
The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code
Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

    Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 2007. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

Item 10. Executive Compensation

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2007, 2006 and 2005, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Chen, Quan Long President, Chief Executive Officer and Chairman	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0
Huang, Xiao Yun Chief Executive Officer	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2007, we had 3,715 stockholders of record and 36,129,689 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding.

As of April 4, 2008, we had 3,715 stockholders of record and 36,129,689 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding. The following table sets forth as of April 4, 2008, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Director, nominee and executive officer; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 36,129,689 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding as of April 4, 2008.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF APRIL 4, 2008

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

Changes in Control

None.

Item 12. Certain Relationships and Related Transactions.

As of December 31, 2007, the assets acquired from the related party included equipment of approximately $290,000, building of approximately $535,000 and land of approximately $368,000.

Item 13. Exhibits.

(a)	Financial Statements

1. The following financial statements of China Fruits Corp. are included in Part II, Item 7:

Independent Auditors’ Report…………………………………………….……  13
Balance Sheet-December 31, 2007……………………………………………   14
Statements of Operations - for years ended December 31, 2007 and 2006..….    15
Statements of Cash Flows - for years ended December 31, 2007 and 2006..…    16
Statements of Stockholders’ Equity - for years ended
December 31, 2007 and 2006…………………………………………….…….  17
Notes to Financial Statements…………………...…………………………….   18-24

2. Exhibits

14.1 Code of Ethics *
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial  Officer
32.1. Section 1350 Certifications of Chief Executive Officer
32.2. Section 1350 Certifications of Chief Financial Officer

* Filed previously.

(b)	Reports on Form 8-K

(1)
On February 19, 2007, we filed a current report on Form 8-K to announce that we entered into an agreement with Huangjia Nanfeng Tangerine Orange Co. Ltd. (“Huangjia Nanfeng”), to acquire the assets and businesses of Huangjia Nanfeng to assist in further expansion in the orange markets.

(2)	On March 12, 2007, we filed a current report on Form 8-K to announce that we entered into a winery agreement and a series of sales agreements regarding oranges sales in 2007.

(3)	On April 12, 2007, we filed an amendment to the 8-K report dated February 19, 2007 correcting the description of the acquisition.

(4)	On September 28, 2007, we filed a current report on Form 8-K to announce the resignation of our former principal independent auditor.

(5)	On October 3, 2007, we filed an amendment to the 8-K report dated September 28, 2007 in connection with the resignation of our former principal independent auditor.

(6)	On October 26, 2007, we filed a current report on Form 8-K to announce the engagement of our current principal independent auditor.

(7)
On January 28, 2008, we filed a current report on Form 8-K to announce an approval from Chinese government in connection with the incorporation of a wholly-owned subsidiary, Tai Na International Fruits (Bei Jing) Co. Ltd., which is located in Bei Jing, People's Republic of China.

Item 14. Principal Accountant Fees and Services.

Fees Billed For Audit and Non-Audit Services

    The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Zhong Yi (Hong Kong) C.P.A. Company Ltd. (“Zhong Yi”), for our audit of the annual financial statements for the year ended December 31, 2006. We have changed our independent auditor to Lake & Associates CPA’s LLC (“Lake”) for our audit of the annual financial statements for the year ended December 31, 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2007		2006
	Lake		Zhong Yi

Audit Fees (1)	$40,000	(3)	$45,000	(2)
Audit-Related Fees (4)	--		--
Tax Fees (5)	--		--
All Other Fees (6)	--		--
Total Accounting Fees and Services	$40,000		$45,000

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

(3)
The amounts shown for Lake in 2007 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2007, and (ii) the review of the financial statements included in our filings on Form 10-QSB for the third quarter of 2007.

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

Pre-Approval Policy For Audit and Non-Audit Services

    We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by Lake & Associates CPA’s LLC were pre-approved by our Board of Directors.

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

    (a) On December 31, 2007, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, hawse have caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

China Fruits Corporation

Date: April 14, 2008	/s/ Chen, Quan Long
Chen, Quan Long
President