Form 10QSB
period 2008-03-31
China Fruits Corportion
filed 2008-05-15
CIK 1029802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 000-22373

CHINA FRUITS CORP.

(Exact name of registrant as specified in its charter)

Nevada	58-2027283
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Fu Xi Technology & Industry Park, Nan Feng County
Jiang Xi Province, P. R. China
(Address of principal executive offices)

(86794) 326-6199
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                                                                          Accelerated filer [ ]

Non-accelerated filer [ ]                                                                            Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of May 13, 2008: 36,129,689
Number of shares of preferred stock outstanding as of May 13, 2008:
Series A, par value $.001 - 13,150
Series B, par value $.001 - 12,100,000

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

    The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheet as of March 31, 2008	5

Unaudited Condensed Consolidated Statements of Operations - For the Three Months Ended March 31, 2008 and 2007	6

Unaudited Condensed Consolidated Statements of Cash Flows - For the Three Months Ended March 31, 2008 and 2007	7

Notes to Unaudited Condensed Consolidated Financial Statements	8-9

ITEM 1. FINANCIAL STATEMENTS

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Balance Sheet
As of March 31, 2008
(Expresed in US Dollars, except for number of shares)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$67,451
Accounts receivable, trade	-
Inventories	99,069
Prepayment	14,800
TOTAL CURRENT ASSETS	181,320

PLANT AND EQUIPMENT, NET	1,997,289

TOTAL ASSETS	$2,178,609

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,811
Loan and related party payable	559,908
Income taxes payable	-
Other payables and accrued liabilities	57,868
TOTAL CURRENT LIABILITIES	620,587

LONG-TERM LIABILITIES
Loan due to stockholders	114,503
TOTAL LONG_TERM LIABILITIES	114,503

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized
13,150 shares issued and outstanding	13
Series B; par value $0.001, voting; 50,000,000 shares authorized
12,100,000 shares issued and outstanding	12,100
Common stock, par value $.001, 100,000,000 shares authorized,
36,129,689 shares issued and outstanding	36,129
Additional paid-in capital	2,596,552
Deferred compensation	(135,625)
Statutory reserve	16,805
Accumulated other comprehensive income (loss)	109,817
Accumulated deficits	(1,192,272)
TOTAL STOCKHOLDERS' EQUITY	1,443,519

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,178,609

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Statements of Operations
For The Three Months Ended March 31, 2008 and 2007
(Expresed in US Dollars, except for number of shares)

	For the three months ended
	03/312008	3/31/2007
REVENUES:
Sales	$424,726	$315,535
Cost of goods sold - third party	(312,205)	(250,506)
Cost of goods sold - related party	-	-
Total Cost of Revenues	(312,205)	(250,506)
GROSS PROFIT	112,521	65,029

OPERATING EXPENSES:
Selling and marketing	62,614	25,031
Professional and legal expenses	64,175	100,552
General and administrative	64,605	42,641
TOTAL OPERATING EXPENSES	191,394	168,224

OPERATING LOSS	(78,879)	(103,195)

OTHER INCOME:
Interest income	27	1,068
Government grant	8,197	14,055
Other	(1,768)	134
TOTAL OTHER INCOME (EXPENSES)	6,456	15,257

(LOSS) INCOME FROM OPERATIONS	$(72,417)	$(87,938)

Income tax expense	-	(3,390)

NET (LOSS) INCOME	$(72,417)	$(91,328)

Other comprehensive income
- Foreign currency translation gain	$60,964	$7,806

COMPREHENSIVE (LOSS) INCOME	$(11,453)	$(83,522)

Net income per common share - basic	**	**

Weighted average number of shares outstanding during the period - basic	36,129,689	35,629,689

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
For The Three Months March 31, 2008 and 2007

	For the three months ended
	3/31/2008	3/31/2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(72,417)	$(91,328)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	31,622	7,437
Stock based compensation	58,125	96,876
(Increase) decrease in operating assets:
Accounts receivable	23,777	206,957
Inventories	(15,505)	6,624
Prepaid expenses and other current assets	(14,800)	(55,944)
Increase (decrease) in operating liabilities:
Accounts payable, related party	(2,604)	(16,486)
Other payables and accrued liabilities	(48,486)	(30,305)
Customer deposit	-	19,072
Income tax payable	(49,306)	3,366
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(89,594)	146,269

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(258,510)	(56,960)
NET CASH (USED IN) INVESTING ACTIVITIES	(258,510)	(56,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Payments) on Officer Loans	32,506	2,979
Issuance of Notes Payable-related party	21,891	-
Addition in paid-in capital	272,499	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	326,896	2,979

Foreign currency translation adjustment	60,964	7,806

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,756	100,094

CASH AND CASH EQUIVALENTS:
Beginning of period	27,695	29,069

End of period	$67,451	$129,163
	166,520	-49,164
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive income	$60,964	$7,806
Common stock issued for services	$58,125	$96,876

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE1  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

As of March 31, 2008, the Company had a negative operating cash flow of $89,594 and an accumulated deficit of $1,192,272. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain growing strategies, including (a) expansion of the sales networks through setup retail stores; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through September 30, 2009.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 4 NOTE PAYABLE - RELATED PARTY

The balances payable to a stockholder represent two unsecured advances which are interest-free and repayable as follows:

$  142,470      due 5/26/2008
$  417,438      due 4/26/2008
$  559,908

NOTE5 EQUITY TRANSACTION

During the quarter ended March 31, 2008,the Company received cash of $272,499 from a shareholder for the purpose of a capital infusion into an existing subsidiary. The Company has no obligation to repay the shareholder.

NOTE 6 STOCK BASED COMPENSATION

On October 19, 2006, the Company approved a 2006 Non-Qualified Stock Compensation Plan (the “Plan”) under which directors, officers, employees and consultants of the Group are eligible to receive grants of stock options and common stock of the Company.

On October 31, 2006, the Company entered into a website construction service agreement with the Consultant B in exchange for 1,500,000 shares of common stock.  The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.31per share. The Company calculated a stockbased compensation of $465,000, which is amortized on the straight-line method over 22 months beginning on October 31, 2006.During the three months ended March 31, 2008, the Company recognized the expenses of $58,125. The deferred compensation was $135,625 as of March 31, 2008.

NOTE 7 RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to us in the first quarter of fiscal 2009. We are currently evaluating the impact this statement and we do not anticipate that it will have an impact on our financial position and results of operations.

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

Since the reverse merger was consummated, we have continued operations of Tai Na, a company which is principally engaged in manufacturing, trading and distributing fresh tangerine, non-alcoholic and alcoholic beverages in the PRC. Tai Na is located in Nan Feng County, Jiang Xi Province, the well known agricultural area for tangerine in China. The geographic advantage benefits us with respect to the control of manufacturing cost and product quality. We have two self-owned one-story plants at the same location, total area of which is approximately 45,800 square feet. We expect the production capacity will reach 6,000 tons in 2008. In order to assist in further expansion in the tangerine markets, we acquired the assets of Royal NanFeng Orange Science & Technology Co., Ltd. ("Royal"), our former tangerine supplier, in 2007. As of March 31, 2008, the assets acquired from Royal included equipment of approximately $290,000, building of approximately $535,000 and land of approximately $368,000. We expect to purchase additional assets during 2008.

In 2008, we plan to expand our sales network by setting up the franchise retail stores for fresh fruits and related products. Accordingly, we infused additional capital of $272,499 into our existing subsidiary during the first quarter of 2008. We also relocated our headquarters to Beijing, which we believe will have a positive effect on our corporate image and marketing strategy. In order to develop our brand identity and corporate image, we plan to acquire or form joint ventures with existing profitable and middle-size retail stores. We will provide the stores with management, supplies, and assist in remodeling in connection with display, color and signage to match franchise requirements. The first franchise store was opened in Beijing in November of 2007. We plan to open up to 10 franchise retail stores by May of 2008 located in Beijing, Haining, Hangzhou, Dongguan and Humen. The franchise retail stores help to develop direct channels between the end users and us, which will facilitate the logistical process from our plants to the markets, and benefit us in adjusting our business strategies when market changes.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND2007.

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

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

Starting from October 2006, we commenced the trading of tangerine products in the PRC.

(a)  Sale of products

We recognize revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. We did not record any product returns for the quarter ended March 31, 2008.

(b) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Inventories

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method. We periodically review historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. We provide inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2008, we did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Revenues

Net revenues were $424,726 and $315,535 for the three months ended March 31, 2008 and 2007, respectively, due primarily to sales of tangerine, non-alcoholic and alcoholic beverages. We recognize revenue when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns for the quarter ended March 31, 2008.

The increase in gross revenues by $109,191 in the first quarter of 2008, compared to the same period in 2007, was due primarily to collaboration with the strategic partners. We designated exclusive distributors in different regions. For example, Liaoning Shenyang Yunpeng Fruits Limited ("Yunpeng") is our exclusive distributor within three provinces in Northeast China, through which we sold 550 ton tangerines in the first quarter of 2008. In addition, we set up franchise retail stores to facilitate the process from our plants to the markets. We expect sales to increase during 2008 as our moves toward implementing our business plan, including the increase in franchise retail stores, the increase in marketing budgets.

Income / Loss

We had net losses of $72,417 and $91,328 for the three months ended March 31, 2008 and 2007, respectively, due primarily to the gross profit insufficient to cover the high operating expenses in both periods. We had non-cash consulting expenses of $58,125 and $96,876 for the three months ended March 31, 2008 and 2007, respectively. The non-cash consulting expenses were the result of the issuance of 3,000,000 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

-	Advise on matters relating to our structure, management, operation and subsidiaries;
-	The preparation and implementation of a new business plan and a future growth strategy;
-	Our corporate image design and website construction;
-	Advertisements
-	Advise on procedures, regulations, and compliance of a public listed company;

-	Legal advise on procedures, regulations, and compliance in China;

The shares were valued based on the fair value of our common stock on the grant date at $0.31 per share, and booked pro rata due to the service periods.

We expect to be profitable during fiscal year 2008 due to the implementation of our business plan, including the increase in franchise retail stores, and the increase in marketing budgets. However, there can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

    Operating expenses for the three months ended March 31, 2008 and 2007 were $191,394 and $168,224, respectively. The high operating expenses during the three months ended March 31, 2008 were due primarily to accrued Selling, General and Administrative expenses of $127,219 and non-cash consulting expenses of $58,125 resulting from the issuance of 1,500,000 shares of common stock for services in connection with general management consulting and advisory services. The shares were valued based on the market price on the date of the stock grant and booked pro rata due to the service periods, which was completed as of March 31, 2008.

Cost of Revenue

    Cost of revenue included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of revenue items. We had $312,205 and $250,506 in cost of revenue during the three months ended March 31, 2008 and 2007, respectively. All the cost of revenue was from non-related parties in both periods. Cost of revenue as a percentage of revenue was approximately 73% during the three months ended March 31, 2008, compared to 79% during the same period in 2007. The high percentages in both periods were due to purchasing some of our ingredients through third parties resulting in small price markups. These markups typically range between 5-10%. We expect to lower the cost of sales by collaborating with more non-related suppliers.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $89,594 for the three months ended March 31, 2008, compared to cash flows of $146,269 provided by operating activities for the three months ended March 31, 2007. Negative cash flows from operations for the three months ended March 31, 2008 were due primarily to the increase in inventories and prepaid expenses, which were $15,505 and $14,800, respectively, and the decrease in other payables by $48,486 and income tax payable by $49,306. In contrary, positive cash flows from operations for the three months ended March 31, 2007 were due primarily to the decrease in accounts receivable by $206,957 and increase in customer deposit by $19,072, partially offset by the net loss of $91,328.

Cash flows used in investing activities were $258,510 and $56,960 for the three months ended March 31, 2008 and 2007, respectively, which were due primarily to the purchase of property and equipment in both periods.

Cash flows from financing activities were $326,896 and $2,979 for the three months ended March 31, 2008 and 2007, respectively. Cash flows from financing activities during the three months ended March 31, 2008 were due primarily to proceeds from shareholder loan of $54,397 and a capital infusion of $272,499.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $500,000 in working capital during 2008 and $700,000 for the two years thereafter.

      Overall, we have funded our cash needs from inception through March 31, 2008 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

      We had cash of $67,451 on hand and a working capital deficit of $439,267 as of March 31, 2008. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $500,000 to sustain operations through year 2008 and approximately $700,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

     Our success will be dependent upon implementing our plan of operation and the risks associated with our business plan. We manufacture, trade and distribute fresh tangerines, non-alcoholic and alcoholic beverages to retail consumers and wholesale buyers. We plan to strengthen our position in these markets. We also plan to expand our operations through aggressively marketing our products and our concept.

ITEM 3. QUANTITATIVE ANDQUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information to be reported under this item is not required of smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

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

During the first quarter of 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. These conclusions notwithstanding you are advised that no system is 100% foolproof.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “General Description of Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2007 Annual Report on Form 10-KSB. There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-KSB.

ITEM 2.      CHANGES IN SECURITIES

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-Q, which is incorporated herein by reference.

Reports on Form 8-K filed in the first quarter of 2008

(1)
On January 28, 2008, we filed a current report on Form 8-K to announce an approval from Chinese government in connection with the incorporation of a wholly-owned subsidiary, Tai Na International Fruits (Bei Jing) Co. Ltd., which is located in Bei Jing, People's Republic of China.

Reports on Form 8-K filed subsequent to the first quarter of 2008

(2)	On April 23, 2008, we filed a current report on Form 8-K to announce the resignation of our former Chief Financial Officer and the appointment of our new Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: May 13, 2008	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002