Form 10QSB/A
period 2008-03-31
China Fruits Corportion
filed 2008-05-19
CIK 1029802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A1

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

Explanatory Note: We are amending this Form 10-Q to include a comparative audited balance sheet at December 31, 2007 to comply with the 10-Q presentation rules. We inadvertedly omitted this information in the prior submission.

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

ITEM 1. FINANCIAL STATEMENTS

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Balance Sheet
As of March 31, 2008
(Expresed in US Dollars, except for number of shares)

ASSETS
	March 31, 2008		December 31,2007
CURRENT ASSETS
Cash and cash equivalents	$67,451		$ 27,695
Accounts receivable, trade	-		23,777
Inventories	99,069		83,564
Prepayment	14,800		-
TOTAL CURRENT ASSETS	181,320		135,036

PLANT AND EQUIPMENT, NET	1,997,289		1,770,401

TOTAL ASSETS	$2,178,609		$ 1,905,437

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,811		$ 5,415
Note Payable	559,908		538,017
Income Taxes Payable	-		49,306
Other payables and accrued liabilities	57,868		106,354
TOTAL CURRENT LIABILITIES	620,587		699,092

LONG-TERM LIABILITIES
Loan due to stockholders	114,503		81,997
TOTAL LONG_TERM LIABILITIES	114,503		81,997

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized
13,150 shares issued and outstanding	13		13
Series B; par value $0.001, voting; 50,000,000 shares authorized
12,100,000 shares issued and outstanding	12,100		12,100
Common stock, par value $.001, 100,000,000 shares authorized,
36,129,689 shares issued and outstanding	36,129	-	36,129
Additional paid-in capital	2,596,552		2,324,053
Deferred compensation	(135,625)		(193,750)
Statutory reserve	16,805		16,805
Accumulated other comprehensive income (loss)	109,817		48,853
Accumulated deficits	(1,192,272)		(1,119,855)
TOTAL STOCKHOLDERS' EQUITY	1,443,519		1,124,348

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,178,609		$ 1,905,437

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Statements of Operations
For The Three Months Ended March 31, 2008 and 2007
(Expresed in US Dollars, except for number of shares)

	For the three months ended
	03/312008	3/31/2007
REVENUES:
Sales	$424,726	$315,535
Cost of goods sold - third party	(312,205)	(250,506)
Cost of goods sold - related party	-	-
Total Cost of Revenues	(312,205)	(250,506)
GROSS PROFIT	112,521	65,029

OPERATING EXPENSES:
Selling and marketing	62,614	25,031
Professional and legal expenses	64,175	100,552
General and administrative	66,373	42,641
TOTAL OPERATING EXPENSES	193,162	168,224

OPERATING LOSS	(80,641)	(103,195)

OTHER INCOME:
Interest income	27	1,068
Government grant	8,197	14,055
Other	-	134
TOTAL OTHER INCOME (EXPENSES)	8,224	15,257

(LOSS) INCOME FROM OPERATIONS	$(72,417)	$(87,938)

Income tax expense	-	(3,390)

NET (LOSS) INCOME	$(72,417)	$(91,328)

Other comprehensive income
- Foreign currency translation gain	$60,964	$7,806

COMPREHENSIVE (LOSS) INCOME	$(11,453)	$(83,522)

Net income per common share - basic	**	**

Weighted average number of shares outstanding during the period - basic	36,129,689	35,629,689

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

On May 31, 2006, CHFR completed a stock exchange transaction with Jiangxi Taina Guo Ye Yon Xian Gong Si, which changed its corporate name to Jiangxi Taina Nanfeng Orange Co., Ltd. in February of 2007 (collectively referred to herein as “Tai Na”). Tai Na was incorporated as a limited liability company in the People’s Republic of China (the “PRC”) on October 28, 2005 with its principal place of business in Nanfeng Town, Jiangxi Province, the PRC. Tai Na is principally engaged in manufacturing, trading and distributing of non-alcoholic and alcoholic beverages in the PRC. Upon completion of the exchange, Tai Na became a wholly-owned subsidiary of CHFR and the former owners of Tai Na then owned 99% of the issued and outstanding shares of the Company.

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

Expenses

    Operating expenses for the three months ended March 31, 2008 and 2007 were $193,162 and $168,224, respectively. The high operating expenses during the three months ended March 31, 2008 were due primarily to accrued Selling, General and Administrative expenses of $128,987 and non-cash consulting expenses of $58,125 resulting from the issuance of 1,500,000 shares of common stock for services in connection with general management consulting and advisory services. The shares were valued based on the market price on the date of the stock grant and booked pro rata due to the service periods, which was completed as of March 31, 2008.

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