Form 10-K/A
China Fruits Corportion
filed 2008-07-17
CIK 1029802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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
Series B, par value $.001 - 12,100,000

Transitional Small Business Disclosure Format (check one):    ☐  Yes   ☒  No

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K/A under the Securities Exchange Act of 1934, as amended, (the "Exchange Act") contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussion under "Description of Business," including the "Risk Factors" described in that section, and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K/A. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K/A that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

PART I

It 1	DesDescription of Business	4

It 2	DesDescription of Property	7

It 3	LegLegal Proceedings	7

I 4	SubSubmissions of Matters to a Vote of Security Holders	7

PART II

I 5	Ma Market for Common Equity, Related Stockholder Matters And Small Business Issuer Purchases of Equity Securities	8

I 6	M aManagement’s Discussion and Analysis or Plan of Operation	9

I 7	Fin Financial Statements	12

I 8	ChaChanges in and Disagreements with Accountants on Accounting and Financial Disclosure	24

I 8A	ConControls and Procedures	25

I 8B	Oth Other Information	24

PART III

I 9	Dir Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	25

I 10	ExExecutive Compensation	26

I 11	Security Ownership of Certain Beneficial Owners and Management	26

I 12	Cer Certain Relationships and Related Transactions	26

I 13	Exh Exhibits, Lists and Reports on Form 8-K	27

I 14	Prin Principal Accountant Fees and Services	28

Explanatory Note: We are amending this Form 10-K to respond to the comment letter dated May 27, 2008 from Securities and Exchange Commission.

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

Year Ended December 31, 2006:	High	Low
3/313/31/2006	$2.13	$1.50
6/30/2006	$1.26	$1.26
9/309/30/2006	$0.55	$0.55
12/312/31/2006	$0.56	$0.40

Year Ended December 31, 2007:	High	Low
3/313/31/2007	$0.41	$0.37
6/306/31/2007	$0.23	$0.23
9/309/30/2007	$0.12	$0.12
12/312/31/2007	$0.09	$0.07

Year Ended December 31, 2008:	High	Low
3/313/31/2008	$0.05	$0.04

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

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from this offering will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

•	Curtail new product launches

•	Limit our future marketing efforts to areas that we believe would be the most profitable.

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

	December 31,
	2007	2006
Bal Balance Sheet

Tot Total Assets	$1,905,437	$1,429,202
Tot Total Liabilities	781,089	1,190,926
Tot Total Stockholders’ Equity	1,124,348	238,276
Tot Total Liabilities and Stockholders’ Equity	1,905,437	1,429,202

Sta Statements of Operations
	For years ended
	December 31,
	2007	2006

RevRevenue	$1,896,887	$1,242,705
OpeOperating Expenses	956,326	1,045,297
Oth Other Income	28,518	4,583
Net Net Loss	(310,146)	(792,050)
Net Net Loss per Common Share	(0.01)	(0.03)
Wei Weighted Average Common Shares Outstanding	36,006,401	30,525,000

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

(1)
the majority shareholder of CHFR delivered the 13,150 convertible Series A preferred shares and 12,100,000 non-convertible Series B preferred shares of CHFR to Tai Na’s owners in exchange for total payments of $500,000 in cash and;

(2)
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

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  As of December 31, 2007, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

The Company adopts SFAS No. 123R, “Accounting for Stock-Based Compensation” using the fair value method.  Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period, which is generally the vesting period.  See Note 13 for additional information.

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

	2007	2006

Accounts receivable, gross	$23,777	$254,397

Less: allowance for doubtful accounts	-0-	(1,272)
Accounts receivable, net	$23,777	$253,125

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

On October 27, 2006, the Company entered into a business consulting service agreement with the Consultant A in exchange for 1,500,000 shares of common stock.  The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.31 per share. The Company calculated a stock based compensation of $465,000 and recognized $335,834 for the year ended December 31, 2006.  The balance of 129,166 was expensed during the year ended December 31, 2007

On October 31, 2006, the Company entered into a website construction service agreement with the Consultant B in exchange for 1,500,000 shares of common stock.  The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.31 per share. The Company calculated a stock based compensation of $465,000 and recognized $38,750 for the year ended December 31, 2006 and $232,500 for the year ended December 31, 2007. The deferred compensation is amortized on the straight-line method over 22 months beginning on October 31, 2006.  As of December 31, 2007, the deferred compensation balance was $193,750

On December 14, 2006, the Company issued 900,000 restricted shares of common stock for business advisory services to Consultant C. The fair value of each restricted stock issuance is determined using the fair value of the Company’s common stock on the grant date, at a price of $0.42 per share. The Company recognized a stock based compensation of $378,000 for the year ended December 31, 2006.

14.         RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007 and 2006, the Company recorded purchases of -0- and $354,005 respectively from a related company where Mr. Chen Quan Long, the Chief Executive Officer of the Company, is also the president of the related company. As of December 31, 2007 and 2006, the trade balance of accounts payable of $5,415 and $110,029 respectively is due to a related company.  The transaction is considered conducted at arm’s length.  Notes payable to related parties are due on April 26, 2008.

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

Item 8A (T). Controls and Procedures.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

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

Code of Ethics

    We have adopted a code of ethic (the "Code of Ethics") that applies to our principal chief executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is being designed with the intent to deter wrongdoing, and to promote the following:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships
•
Full, fair, accurate, timely and understandable disclosure in reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by the small business issuer

•	Compliance with applicable governmental laws, rules and regulations
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

•	Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K/A, any failure to comply therewith during the fiscal year ended December 2007. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

Item 13. Exhibits.

(a)	Financial Statements

1. The following financial statements of China Fruits Corp. are included in Part II, Item 7:

Independent Auditors’ Report…………………………………………….……  14
Balance Sheet-December 31, 2007……………………………………………   16
Statements of Operations - for years ended December 31, 2007 and 2006..….    17
Statements of Cash Flows - for years ended December 31, 2007 and 2006..…    18
Statements of Stockholders’ Equity - for years ended
December 31, 2007 and 2006…………………………………………….…….  19
Notes to Financial Statements…………………...…………………………….   20

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

China Fruits Corporation

Date: July 7, 2008	/s/ Chen, Quan Long
Chen, Quan Long
President