Form 10-Q/A
period 2008-03-31
China Fruits Corportion
filed 2008-07-21
CIK 1029802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

    The discussion contained in this 10-Q/A under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q/A. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q/A that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

Explanatory Note: We are amending this Form 10-Q to respond to the comment letter dated May 27, 2008 from Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheet as of March 31, 2008 and December 31, 2007	5

Unaudited Condensed Consolidated Statements of Operations - For the Three Months Ended March 31, 2008 and 2007	6

Unaudited Condensed Consolidated Statements of Cash Flows - For the Three Months Ended March 31, 2008 and 2007	7

Notes to Unaudited Condensed Consolidated Financial Statements	8-9

ITEM 1. FINANCIAL STATEMENTS

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Balance Sheet
As of March 31, 2008
(Expresed in US Dollars, except for number of shares)

ASSETS
	March 31, 2008	December 31,2007
CURRENT ASSETS
Cash and cash equivalents	$67,451	$27,695
Accounts receivable, trade	-	23,777
Inventories	99,069	83,564
Prepayment	14,800	-
TOTAL CURRENT ASSETS	181,320	135,036

PLANT AND EQUIPMENT, NET	1,997,289	1,770,401

TOTAL ASSETS	$2,178,609	$1,905,437

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,811	$5,415
Note Payable	559,908	538,017
Income Taxes Payable	-	49,306
Other payables and accrued liabilities	57,868	106,354
TOTAL CURRENT LIABILITIES	620,587	699,092

LONG-TERM LIABILITIES
Loan due to stockholders	114,503	81,997
TOTAL LONG-TERM LIABILITIES	114,503	81,997

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized
13,150 shares issued and outstanding	13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized
12,100,000 shares issued and outstanding	12,100	12,100
Common stock, par value $.001, 100,000,000 shares authorized,
36,129,689 shares issued and outstanding	36,129	36,129
Additional paid-in capital	2,596,552	2,324,053
Deferred compensation	(135,625)	(193,750)
Statutory reserve	16,805	16,805
Accumulated other comprehensive income (loss)	109,817	48,853
Accumulated deficits	(1,192,272)	(1,119,855)
TOTAL STOCKHOLDERS' EQUITY	1,443,519	1,124,348

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,178,609	$1,905,437

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Statements of Operations
For The Three Months Ended March 31, 2008 and 2007
(Expresed in US Dollars, except for number of shares)

	For the three months ended
	3/312008	3/31/2007
REVENUES:
Sales	$424,726	$315,535
Cost of goods sold - third party	(312,205)	(250,506)
Cost of goods sold - related party	-	-
Total Cost of Revenues	(312,205)	(250,506)
GROSS PROFIT	112,521	65,029

OPERATING EXPENSES:
Selling and marketing	62,614	25,031
Professional and legal expenses	64,175	100,552
General and administrative	66,373	42,641
TOTAL OPERATING EXPENSES	193,162	168,224

OPERATING LOSS	(80,641)	(103,195)

OTHER INCOME:
Interest income	27	1,068
Government grant	8,197	14,055
Other	-	134
TOTAL OTHER INCOME (EXPENSES)	8,224	15,257

(LOSS) INCOME FROM OPERATIONS	$(72,417)	$(87,938)

Income tax expense	-	(3,390)

NET (LOSS) INCOME	$(72,417)	$(91,328)

Other comprehensive income
- Foreign currency translation gain	$60,964	$7,806

COMPREHENSIVE (LOSS) INCOME	$(11,453)	$(83,522)

Net income per common share - basic	**	**

Weighted average number of shares outstanding during the period - basic	36,129,689	35,629,689

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
For The Three Months March 31, 2008 and 2007

	For the three months ended
	3/31/2008	3/31/2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(72,417)	$(91,328)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	31,622	7,437
Stock based compensation	58,125	96,876
(Increase) decrease in operating assets:
Accounts receivable	23,777	206,957
Inventories	(15,505)	6,624
Prepaid expenses and other current assets	(14,800)	(55,944)
Increase (decrease) in operating liabilities:
Accounts payable, related party	(2,604)	(16,486)
Other payables and accrued liabilities	(48,486)	(30,305)
Customer deposit	-	19,072
Income tax payable	(49,306)	3,366
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(89,594)	146,269

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(258,510)	(56,960)
NET CASH (USED IN) INVESTING ACTIVITIES	(258,510)	(56,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Payments) on Officer Loans	32,506	2,979
Issuance of Notes Payable	21,891	-
Addition in paid-in capital	272,499	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	326,896	2,979

Foreign currency translation adjustment	60,964	7,806

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,756	100,094

CASH AND CASH EQUIVALENTS:
Beginning of period	27,695	29,069

End of period	$67,451	$129,163

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive income	$60,964	$7,806
Common stock issued for services	$58,125	$96,876

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
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE 4 NOTE PAYABLE

The balances payable to a third party represent two unsecured advances which are interest-free and repayable as follows:

$  142,470      due 5/26/2008
$  417,438      due 4/26/2008
$  559,908

NOTE5 EQUITY TRANSACTION

During the quarter ended March 31, 2008, the Company received cash of $272,499 from a shareholder for the purpose of a capital infusion into an existing subsidiary. The Company has no obligation to repay the shareholder.

NOTE 6 STOCK BASED COMPENSATION

On October 19, 2006, the Company approved a 2006 Non-Qualified Stock Compensation Plan (the “Plan”) under which directors, officers, employees and consultants of the Group are eligible to receive grants of stock options and common stock of the Company.

On October 31, 2006, the Company entered into a website construction service agreement with the Consultant B in exchange for 1,500,000 shares of common stock.  The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.31per share. The Company calculated a stockbased compensation of $465,000, which is amortized on the straight-line method over 22 months beginning on October 31, 2006. During the three months ended March 31, 2008, the Company recognized the expenses of $58,125. The deferred compensation was $135,625 as of March 31, 2008.

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

Cash flows from financing activities were $326,896 and $2,979 for the three months ended March 31, 2008 and 2007, respectively. Cash flows from financing activities during the three months ended March 31, 2008 were due primarily to proceeds from shareholder loan of $32,506 and a capital infusion of $272,499.

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

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “General Description of Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in this amendment to Quarterly Report on Form 10-Q/A and in “Item 1A. RISK FACTORS” of our 2007 Annual Report on Form 10-KSB. There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-KSB.

ITEM 2.      CHANGES IN SECURITIES

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-Q/A, which is incorporated herein by reference.

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

CHINA FRUITS CORP.

Date: July 7, 2008	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002