Form 10-Q
period 2008-06-30
China Fruits Corportion
filed 2008-08-14
CIK 1029802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2008

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

Number of shares of common stock outstanding as of August 8, 2008: 36,129,689
Number of shares of preferred stock outstanding as of August 8, 2008:
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

ITEM 1. FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	4

Unaudited Condensed Consolidated Statements of Operations - For the Three and Six Months Ended June 30, 2008 and 2007	5

Unaudited Condensed Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 2008 and 2007	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

CHINA FRUITS CORP. AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2008 and December 31, 2007
(Expresed in US Dollars, except for number of shares)

ASSETS
	June 30, 2008	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$283,621	$27,695
Accounts receivable, trade	-	23,777
Inventories	50,030	83,564
Prepayment	135,055	-
Other receivable	55,277	-
TOTAL CURRENT ASSETS	523,983	135,036

PLANT AND EQUIPMENT, NET	2,088,255	1,770,401

TOTAL ASSETS	$2,612,238	$1,905,437

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$4,718	$5,415
Note payable	121,007	538,017
Income Taxes Payable	-	49,306
Other payables and accrued liabilities	302,844	106,354
TOTAL CURRENT LIABILITIES	428,569	699,092

LONG-TERM LIABILITIES
Due to shareholders	214,957	81,997
TOTAL LONG-TERM LIABILITIES	214,957	81,997

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized
13,150 shares issued and outstanding	13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized
12,100,000 shares issued and outstanding	12,100	12,100
Common stock, par value $.001, 100,000,000 shares authorized,
36,129,689 shares issued and outstanding	36,129	36,129
Additional paid-in capital	2,938,540	2,324,053
Deferred compensation	(77,500)	(193,750)
Statutory reserve	16,805	16,805
Accumulated other comprehensive income (loss)	152,059	48,853
Accumulated deficits	(1,109,434)	(1,119,855)
TOTAL STOCKHOLDERS' EQUITY	1,968,712	1,124,348

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,612,238	$1,905,437

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORP. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
For The Three and Six Months Ended June 30, 2008 and 2007
(Expresed in US Dollars, except for number of shares)

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
REVENUES:
Sales	$504,645	$221,241	$929,371	$536,776
Cost of goods sold	300,938	90,979	613,143	341,485
GROSS PROFIT	203,707	130,262	316,228	195,291

OPERATING EXPENSES:
Selling and marketing	62,411	12,249	125,025	37,280
Professional and legal expenses	84,354	96,055	148,529	196,607
General and administrative	106,202	54,138	170,807	96,779
TOTAL OPERATING EXPENSES	252,967	162,442	444,361	330,666

OPERATING LOSS	(49,260)	(32,180)	(128,133)	(135,375)

OTHER INCOME:
Interest income	16	8	43	1,076
Government grant	134,701	103	142,898	14,158
Other	(4,387)	811	(4,387)	945
TOTAL OTHER INCOME (EXPENSES)	130,330	922	138,554	16,179

(LOSS) INCOME FROM OPERATIONS	$81,070	$(31,258)	$10,421	$(119,196)

Income tax expense	-	22,156	-	25,546

NET (LOSS) INCOME	$81,070	$(53,414)	$10,421	$(144,742)

Other comprehensive income
- Foreign currency translation gain	$42,242	$19,228	$103,206	$27,034

COMPREHENSIVE (LOSS) INCOME	$123,312	$(34,186)	$113,627	$(117,708)

Net income per common share - basic	**	**	**	**

Weighted average number of shares outstanding during the period - basic	36,129,689	35,629,689	36,129,689	35,879,689

** Less than $.01

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORP. AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007

	For the six months ended
	June 30, 2008	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	10,421	(144,742)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	81,870	18,217
Stock based compensation	116,250	193,752
(Increase) decrease in operating assets:
Accounts receivable	23,777	226,574
Receivable from a third party	-	576,000
Inventories	33,534	(57,024)
Prepaid expenses and other receivable	(190,332)	(3,718)
Increase (decrease) in operating liabilities:
Accounts payable, related party	(697)	(105,098)
Other payables and accrued liabilities	196,490	(33,235)
Income tax payable	(49,306)	19,137
Value added tax payable	-	25,382
NET CASH PROVIDED BY OPERATING ACTIVITIES	222,007	715,245

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(399,724)	(128,170)
NET CASH USED IN INVESTING ACTIVITIES	(399,724)	(128,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	132,960	5,380
Repayments to note payable	(417,010)	-
Addition in paid-in capital	614,487	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	330,437	5,380

Foreign currency translation adjustment	103,206	27,034

NET INCREASE IN CASH AND CASH EQUIVALENTS	255,926	619,489

CASH AND CASH EQUIVALENTS:
Beginning of period	27,695	29,069

End of period	$283,621	$648,558

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$6,409

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive income	$103,206	$27,034
Common stock issued for services	$116,250	$193,752

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007
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

As of June 30, 2008, the Company had an accumulated deficit of $1,109,434. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and profitability.  The actions involve certain growing strategies, including (a) expansion of the sales networks through setup retail stores; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through September 30, 2009.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE  4 NOTE PAYABLE

The balance of $121,007 payable to a third party represents an unsecured advance which is interest-free and due in full on May 26, 2008. The Company expects to pay off the note during the third quarter of 2008. There is no default penalty pursuant to the oral agreement between the Company and the creditor.

During the three months ended June 30, 2008, the Company repaid $417,010 towards an unsecured advance that was due on April 26, 2008.

NOTE  5 DUE TO SHAREHOLDER

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of June 30, 2008 was $214,957. The loan from shareholder has the option to convert in two years into common stock of the Company at the market price on the date the Company incurred the loan. The shareholder loan is not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company

NOTE 6 EQUITY TRANSACTIONS

During the six months ended June 30, 2008, the Company received cash of $614,487 from a shareholder for the purpose of a capital infusion into an existing subsidiary. The Company has no obligation to repay the shareholder.

NOTE 7 STOCK BASED COMPENSATION

On October 19, 2006, the Company approved a 2006 Non-Qualified Stock Compensation Plan (the “Plan”) under which directors, officers, employees and consultants of the Group are eligible to receive grants of stock options and common stock of the Company.

On October 31, 2006, the Company entered into a website construction service agreement with the Consultant B in exchange for 1,500,000 shares of common stock.  The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.31per share. The Company calculated a stock based compensation of $465,000, which is amortized on the straight-line method over 22 months beginning on October 31, 2006. During the six months ended June 30, 2008, the Company recognized the expenses of $116,250. The deferred compensation was $77,500 as of June 30, 2008.

NOTE 8 GOVERNMENT GRANT

As part of the agricultural subsidy, the local government of Nan Feng County approved a grant of RMB 950,000, or approximately $134,701, to the Company for marketing and distributing the tangerine. The grant was recognized as revenue on receipt from the local government during the six months ended June 30, 2008.

NOTE 9 RECENTLY ISSUED ACCOUNTING STANDARDS

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

Since the reverse merger was consummated, we have continued operations of Tai Na, a company which is principally engaged in manufacturing, trading and distributing fresh tangerine, non-alcoholic and alcoholic beverages in the PRC. Tai Na is located in Nan Feng County, Jiang Xi Province, the well known agricultural area for tangerine in China. The geographic advantage benefits us with respect to the control of manufacturing cost and product quality. We have two self-owned one-storey plants at the same location, total area of which is approximately 45,800 square feet. We expect the production capacity will reach 6,000 tons in 2008. In order to assist in further expansion in the tangerine markets, we acquired the assets of Royal Nan Feng Orange Science & Technology Co., Ltd. ("Royal"), our former tangerine supplier, in 2007. As of March 31, 2008, the assets acquired from Royal included equipment of approximately $290,000, building of approximately $535,000 and land of approximately $368,000. During the three months ended June 30, 2008, we acquired additional building of approximately $151,000 from Royal. The transaction was completed in July of 2008.

In 2008, we plan to expand our sales network by setting up the franchise retail stores for fresh fruits and related products. Accordingly, we infused additional capital of $614,487 into our existing subsidiary during the six months ended June 30, 2008. We also relocate our headquarters to Beijing, which we believe will have a positive effect on our corporate image and marketing strategy. In order to create our brand identity efficiently, we plan to acquire or joint venture with the existing profitable and middle-size retail stores. We will provide the stores with management, supplies, as well as the remodeling in connection with display, color and sign to match the franchise requirements. The first franchise store was opened in Beijing in November of 2007. As of June 30, 2008, there were 10 wholly-owned franchise retail stores opened, of which 4 stores located in Beijing, 3 stores located in Haining, eastern China, and 3 stores located in Dongguan, southern China. The franchise retail stores build up the direct channel between the end users and us, which will facilitate the process from our plants to the markets, benefit us in adjusting our business strategies when market changes.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully manufacture, sell and distribute Nan Feng tangerine, non-alcoholic and alcoholic beverage on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

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

(a)  Sale of products

We recognize revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. We did not record any product returns for the three and six months ended June 30, 2008.

(b) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Inventories

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method. We periodically review historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. We provide inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of June 30, 2008, we did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Revenues

Net revenues were $504,645 and $929,371 for the three and six months ended June 30, 2008, respectively. The increases by $283,404 or 128%, and $392,595 or 73%, compared to net revenues of $221,241 and $536,776 for the same periods ended June 30, 2007, respectively, were due primarily to the revenues generated from our new wholly-owned subsidiary in Bei Jing, called Tai Na International Fruits (Bei Jing) Co. Ltd. ("Tai Na International"). As part of the developing plan of our business, Tai Na International was incorporated in January of 2008 and started operating during the second quarter of 2008, from which revenues of approximately $250,000 generated during this period. We recognize revenue when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns for the three and six months ended June 30, 2008.

Tai Na International will be devoted to build up our brand name in China fruit market through setting up a series of franchise retail stores. We believe the franchise retail stores will facilitate the process from our plants to the markets, provide us with the platform to collaborate with other strategic partners and diversify our products. We expect sales to increase during 2008 as our moves toward implementing our business plan, including the increase in franchise retail stores, the increase in marketing budgets.

Income / Loss

We had net income of $81,070 and $10,421 for the three and six months ended June 30, 2008, compared to net loss of $53,414 and $144,742 for the same period ended June 30, 2007, due primarily to the sales growth and the government grant, which was $134,701 and 142,898, for the three and six months ended June 30, 2008, respectively. We had non-cash consulting expenses of $58,125 and $116,250 for the three and six months ended June 30, 2008, respectively. The non-cash consulting expenses were the result of the issuance of 1,500,000 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

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

Expenses

    Operating expenses for the three and six months ended June 30, 2008 were $252,967 and $444,361, respectively, increasing by $90,525 and $113,695 compared to the operating expenses of $162,442 and $330,666 during the same periods ended June 30, 2007, respectively. The high operating expenses during the three and six months ended June 30, 2008 were due primarily to the commencement of Tai Na International, our new wholly-owned subsidiary in Bei Jing. Accordingly, the accrued Selling, General and Administrative expenses increased by of $102,226 and $161,773 for the three and six months ended June 30, 2008, respectively. In addition, we had the non-cash consulting expenses of $58,125 and $116,250 for these periods, respectively, resulting from the issuance of 1,500,000 shares of common stock for services in connection with general management consulting and advisory services. The shares were valued based on the market price on the date of the stock grant and booked pro rata due to the service periods, which was completed as of June 30, 2008.

Cost of Revenue

    Cost of revenue included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of revenue items. We had $300,938 in cost of revenue, or approximately 60% of revenues, and $613,143 in cost of revenue, or approximately 66% of revenues, during the three and six months ended June 30, 2008, respectively. All the cost of revenue was from non-related parties in both periods. The high percentages in both periods were due to purchasing some of our ingredients through third parties resulting in small price markups. These markups typically range between 5-10%. We expect to lower the cost of sales by collaborating with more non-related suppliers.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided in operating activities were $222,007 for the six months ended June 30, 2008, compared to cash flows of $715,245 provided by operating activities for the six months ended June 30, 2007. Positive cash flows from operations for the six months ended June 30, 2008 were due primarily to the net income of $10,421, the increase in other payables and accrued liabilities by $196,490, partially offset by the increases in prepayment and other receivable by $190,332. Positive cash flows from operations for the six months ended June 30, 2007 were due primarily to the collections of $226,574 in accounts receivable, and $576,000 in receivable from a third party, partially offset by the decrease in accounts payable to a related party by $105,098.

Cash flows used in investing activities were $399,724 and $128,170 for the six months ended June 30, 2008 and 2007, respectively, due primarily to the purchase of property and equipment in both periods.

Cash flows from financing activities were $330,437 and $5,380 for the six months ended June 30, 2008 and 2007, respectively.  Positive cash flows from financing activities during the six months ended June 30, 2008 were due primarily to proceeds from shareholder loan of $132,960 and addition in paid-in capital of $614,487, offset by repayments of $417,010 to notes payable.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $500,000 in working capital during 2008 and $700,000 for the two years thereafter.

    Overall, we have funded our cash needs from inception through June 30, 2008 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

    We had cash of $283,621 on hand and a working capital surplus of $95,414 as of June 30, 2008. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $500,000 to sustain operations through year 2008 and approximately $700,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

During the six months ended June 30, 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. These conclusions notwithstanding you are advised that no system is 100% foolproof.

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

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits Beginning on page 8 of this Form 10-QSB, which is incorporated herein by reference.

Reports on Form 8-K filed in the second quarter of 2008

(1)	On April 23, 2008, we filed a current report on Form 8-K to announce the resignation of our former Chief Financial Officer and the appointment of our new Chief Financial Officer.

Reports on Form 8-K filed subsequent to the second quarter of 2008

(2)
On July 17, 2008, we filed an amendment to the current report, which was initially filed on February 20, 2007, on Form 8-K/A to announce the assets purchased from Royal Nan Feng Orange Science & Technology Co., Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: August 14, 2008	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.