Form 10-Q
period 2008-09-30
China Fruits Corportion
filed 2008-11-14
CIK 1029802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2008

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from __________________ to __________________

Commission File Number: 1-10559

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

Number of shares of common stock outstanding as of November 14, 2008: 36,129,689
Number of shares of preferred stock outstanding as of November 14, 2008:
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

ITEM 1. FINANCIAL STATEMENTS

INDEX TO INTERIM FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheet as of September 30, 2008 and December 31, 2007	4

Unaudited Condensed Consolidated Statements of Operations - For the Three and Nine Months Ended September 30, 2008 and 2007	5

Unaudited Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 2008 and 2007	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

ITEM 1. FINANCIAL STATEMENTS

CHINA FRUITS CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2008 and December 31, 2007
(Expresed in US Dollars, except for number of shares)

ASSETS
	September 30, 2008	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$50,577	$27,695
Accounts receivable, trade	-	23,777
Inventories	94,277	83,564
Prepayment	379,390	-
Deposits	103,058	-
TOTAL CURRENT ASSETS	627,302	135,036

PLANT AND EQUIPMENT, NET	2,103,196	1,770,401

TOTAL ASSETS	$2,730,498	$1,905,437

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$26,737	$5,415
Notes payable	-	538,017
Receipt in advance	301,242	-
Income Taxes Payable	-	49,306
Other payables and accrued liabilities	234,861	106,354
TOTAL CURRENT LIABILITIES	562,840	699,092

LONG-TERM LIABILITIES
Loan due to stockholders	214,932	81,997
TOTAL LONG_TERM LIABILITIES	214,932	81,997

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized
13,150 shares issued and outstanding	13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized
12,100,000 shares issued and outstanding	12,100	12,100
Common stock, par value $.001, 100,000,000 shares authorized,
36,129,689 shares issued and outstanding	36,129	36,129
Additional paid-in capital	2,938,540	2,324,053
Deferred compensation	(19,375)	(193,750)
Statutory reserve	16,805	16,805
Accumulated other comprehensive income (loss)	171,243	48,853
Accumulated deficits	(1,202,729)	(1,119,855)
TOTAL STOCKHOLDERS' EQUITY	1,952,726	1,124,348

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,730,498	$1,905,437
		-
The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007
(Expresed in US Dollars, except for number of shares)

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2008	2007	2008	2007
REVENUES:
Sales	$441,769	$216,024	$1,371,140	$752,800
Cost of goods sold	(284,467)	(111,877)	(897,610)	(453,362)
GROSS PROFIT	157,302	104,147	473,530	299,438

OPERATING EXPENSES:
Selling and marketing	62,190	23,548	187,215	60,828
Professional and legal expenses	76,675	105,426	225,204	302,033
General and administrative	130,249	92,108	301,056	188,887
TOTAL OPERATING EXPENSES	269,114	221,082	713,475	551,748

OPERATING (LOSS)	(111,812)	(116,935)	(239,945)	(252,310)

OTHER INCOME (EXPENSES):
Interest income	133	(10)	176	1,066
Government grant	22,965	13,106	165,863	27,264
Other expenses	(4,581)	(2,680)	(8,968)	(1,735)
TOTAL OTHER INCOME (EXPENSES)	18,517	10,416	157,071	26,595

(LOSS) INCOME FROM OPERATIONS	$(93,295)	$(106,519)	$(82,874)	$(225,715)

Income tax expense	-	4,195	-	(21,351)

NET (LOSS) INCOME	$(93,295)	$(102,324)	$(82,874)	$(247,066)

Other comprehensive income
- Foreign currency translation gain	$19,184	$(27,934)	$122,390	$(900)

COMPREHENSIVE (LOSS) INCOME	$(74,111)	$(130,258)	$39,516	$(247,966)

Net income per common share - basic	**	**	**	$(0.01)

Weighted average number of shares outstanding during the period - basic	36,129,689	36,129,689	36,129,689	35,951,911

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION AND SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
(Expresed in US Dollars, except for number of shares)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(82,874)	$(247,066)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	117,715	30,781
Common stock issued for services	174,375	290,628
Non-cash contributions to paid-in capital	-	3,000
(Increase) decrease in operating assets:
Accounts receivable	23,777	(207,682)
Receivable from a third party	-	576,000
Inventories	(10,713)	(59,471)
Prepaid expenses and other current assets	(482,448)
Increase (decrease) in operating liabilities:
Accounts payable, related party	21,322	391
Other payables and accrued liabilities	429,749	(51,476)
Income tax payable	(49,306)	-
Value added tax payable	-	18,046
NET CASH PROVIDED BY OPERATING ACTIVITIES	141,597	353,151

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(450,510)	(189,280)
NET CASH USED IN INVESTING ACTIVITIES	(450,510)	(189,280)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Payments) on officer loans	132,935	(562,427)
Issuance of Notes Payable	(538,017)	-
Addition in paid-in capital	614,487	409,322
NET CASH PROVIDED BY FINANCING ACTIVITIES	209,405	(153,105)

Foreign currency translation adjustment	122,390	(900)

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,882	9,866

CASH AND CASH EQUIVALENTS:
Beginning of period	27,695	29,069

End of period	$50,577	$38,935
		-139,392
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$24,703

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive income	$122,390	$(900)
Common stock issued for services	$174,375	$290,628

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
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

NOTE 2 ORGANIZATION AND BUSINESS BACKGROUND

China Fruits Corporation (the “Company” or “CHFR”) was incorporated in the State of Delaware on January 6, 1993 as Vaxcel, Inc. On December 19, 2000, CHFR changed its name to eLocity Networks Corporation. On August 6, 2002, CHFR further changed its name to Diversified Financial Resources Corporation. The principal activities of CHFR is seeking and consummating a merger or acquisition opportunity with a business entity. On May 12, 2006, CHFR was re-domiciled to the State of Nevada. On August 18, 2006, CHFR changed its name to “China Fruits Corporation”.

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

In January of 2008, the Company received an approval from Chinese government in connection with the incorporation of a wholly-owned subsidiary, Tai Na International Fruits (Bei Jing) Co. Ltd. ("Tai Na International"), which is located in Bei Jing, People's Republic of China. The operation of Tai Na International commenced in the second quarter of 2008.

CHFR, Tai Na and Tai Na International are hereinafter referred to as (the “Company”).

CHINA FRUITS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE  3 GOING CONCERN UNCERTAINTIES

These unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2008, the Company had an accumulated deficit of $1,202,729. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain growing strategies, including (a) expansion of the sales networks through setup retail stores; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through September 30, 2010.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

NOTE  4  NOTE PAYABLE

During the three months ended September 30, 2008, the Company repaid $121,007 towards an unsecured advance that was due on May 26, 2008.

NOTE  5 RECEIPT IN ADVANCE

For the three months ended September 30, 2008, the Company received $301,242 as advance for the payment of merchandize on behalf of its customers. Neither the merchandize have been delivered to the customers nor have the company received any invoice from its suppliers. No resulting revenue can be recognized.

NOTE  6 DUE TO SHAREHOLDER

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of September 30, 2008 was $214,932. The loan from shareholder has the option to convert in two years into common stock of the Company at the market price on the date the Company incurred the loan. The shareholder loan is not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

NOTE  7  EQUITY TRANSACTIONS

During the nine months ended September 30, 2008, the Company received cash of $614,487 from a shareholder for the purpose of a capital infusion into an existing subsidiary. The Company has no obligation to repay the shareholder.

NOTE  8 STOCK BASED COMPENSATION

On October 19, 2006, the Company approved a 2006 Non-Qualified Stock Compensation Plan (the “Plan”) under which directors, officers, employees and consultants of the Group are eligible to receive grants of stock options and common stock of the Company.

On October 31, 2006, the Company entered into a website construction service agreement with the Consultant B in exchange for 1,500,000 shares of common stock.  The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.31per share. The Company calculated a stock based compensation of $465,000, which is amortized on the straight-line method over 22 months beginning on October 31, 2006. During the nine months ended September 30, 2008, the Company recognized the expenses of $174,375. The deferred compensation was $19,375 as of September 30, 2008.

NOTE  9  GOVERNMENT GRANT

As part of the agricultural subsidy, the local government of Nan Feng County approved a grant of approximately $165,863, to the Company for marketing and distributing the tangerine. The grant was recognized as revenue on receipt from the local government during the nine months ended September 30, 2008.

CHINA FRUITS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE   10 RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In May, 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles," ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The Company is assessing the potential impact of this FSP on the convertible debt issuances.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

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

In 2008, we plan to expand our sales network by setting up the franchise retail stores for fresh fruits and related products. Accordingly, we infused additional capital of $614,487 into our existing subsidiary during the nine months ended September 30, 2008. We also relocate our headquarters to Beijing, which we believe will have a positive effect on our corporate image and marketing strategy. In order to create our brand identity efficiently, we plan to acquire or joint venture with the existing profitable and middle-size retail stores. We will provide the stores with management, supplies, as well as the remodeling in connection with display, color and sign to match the franchise requirements. The first franchise store was opened in Beijing in November of 2007. As of September 30, 2008, there were 11 wholly-owned franchise retail stores opened, of which 5 stores located in Beijing, 3 stores located in Haining, eastern China, and 3 stores located in Dongguan, southern China. The biggest store has approximately 4,200 square feet and independent warehouse of approximately 1,200 square feet, which is located at the main street business center of He Ping Li, one of the busy areas in Beijing.

The franchise retail stores build up the direct channel between the end users and us, which will facilitate the process from our plants to the markets, benefit us in adjusting our business strategies when market changes. In addition to our own products, we also work with our strategic partners to diversify the fruits in our store and ensure the prompt delivery. We will be devoted to expand our business in franchise retail stores, and expect more market shares via brand recognition in the near future.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

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

(a)  Sale of products

We recognize revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. We did not record any product returns for the three and nine months ended September 30, 2008.

(b) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Inventories

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method. We periodically review historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. We provide inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of September 30, 2008, we did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Revenues

Net revenues were $441,769 and $1,371,140 for the three and nine months ended September 30, 2008, respectively. The increases by $225,745 or 104%, and $618,340 or 82%, compared to net revenues of $216,024 and $752,800 for the same periods ended September 30, 2007, respectively, were due primarily to the revenues generated from our new wholly-owned subsidiary in Beijing, called Tai Na International Fruits (Beijing) Co. Ltd. ("Tai Na International"). As part of the developing plan of our business, Tai Na International was incorporated in January of 2008 and started operating during the second quarter of 2008, from which revenues of approximately $550,000 generated during the nine months ended September 30, 2008. We recognize revenue when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns for the three and nine months ended September 30, 2008.

Tai Na International will be devoted to build up our brand name in China fruit market through setting up a series of franchise retail stores. We believe the franchise retail stores will facilitate the process from our plants to the markets, provide us with the platform to collaborate with other strategic partners and diversify our products. We expect sales to increase during 2008 as our moves toward implementing our business plan, including the increase in franchise retail stores, the increase in marketing budgets

Income / Loss

We had net loss of $93,295 and $82,874 for the three and nine months ended September 30, 2008, compared to net loss of $102,324 and $247,066 for the same period ended September 30, 2007, due primarily to the operating cost growth because of the newly established subsidiary. We had non-cash consulting expenses of $58,125 and $174,375 for the three and nine months ended September 30, 2008, respectively. The non-cash consulting expenses were the result of the issuance of 1,500,000 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

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

Expenses

    Operating expenses for the three and nine months ended September 30, 2008 were $269,114 and $713,475, respectively, increasing by $48,032 and $161,727 compared to the operating expenses of $221,082 and $551,748 during the same periods ended September 30, 2007, respectively. The high operating expenses during the three and nine months ended September 30, 2008 were due primarily to accrued Selling, General and Administrative expenses of $192,439 and $488,271, respectively, including non-cash consulting expenses of $58,125 for three months and $174,375 for nine months resulting from the issuance of 1,500,000 shares of common stock for services in connection with general management consulting and advisory services. The shares were valued based on the market price on the date of the stock grant and booked pro rata due to the service periods, which was completed as of September 30, 2008.

Cost of Revenue

    Cost of revenue included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of revenue items. We had $284,467 in cost of revenue, or approximately 64% of revenues, and $897,610 in cost of revenue, or approximately 65% of revenues, during the three and nine months ended September 30, 2008, respectively. All the cost of revenue was from non-related parties in both periods. The high percentages in both periods were due to purchasing some of our ingredients through third parties resulting in small price markups. These markups typically range between 5-10%. We expect to lower the cost of sales by collaborating with more non-related suppliers.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $141,597 and $353,151 for the nine months ended September 30, 2008 and 2007, respectively. Positive cash flows from operations for the nine months ended September 30, 2008 were due primarily to the net loss offset by the non-cash expenses of $174,375 and depreciation of $117,715, plus the increase in other payable and accrued liabilities by $429,749. Positive cash flows from operations for the nine months ended September 30, 2007 were due primarily to the collection of $576,000 in receivable from a third party, partially offset by the increase in accounts receivable by $207,682.

Cash flows used in investing activities were $450,510 and $189,280 for the nine months ended September 30, 2008 and 2007, respectively, which were due primarily to the purchase of property and equipment in both periods.

Cash flows from financing activities were $209,405 for the nine months ended September 30, 2008, compared to the cash flows used in financial activities of $153,105 for the same period ended September 30, 2007.  Positive cash flows from financing activities during the nine months ended September 30, 2008 were due primarily to proceeds from officer loans of $132,935 and addition in paid-in capital of $614,487, offset by issuance of notes payable of $538,017. Negative cash flows from financing activities during the nine months ended September 30, 2007 were attributable to the payments to officer loans of $562,427, offset by the additional paid in capital of $409,322.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $250,000 in working capital during 2008 and $700,000 for the two years thereafter.

   Overall, we have funded our cash needs from inception through September 30, 2008 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

   We had cash of $50,577 on hand as of September 30, 2008. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $250,000 to sustain operations through year 2008 and approximately $700,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

During the nine months ended September 30, 2008, our Certifying Officers evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. These conclusions notwithstanding you are advised that no system is 100% foolproof.

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

Reports on Form 8-K filed in the third quarter of 2008

(1)
On July 11, 2008 and July 17, 2008, we filed amendments to current report on Form 8-K/A to announce the revised agreement with Royal NanFeng Orange Science & Technology Co., Ltd., pursuant to which the terms of the acquisitions were modified before closing and set up as an asset purchase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: November 14, 2008	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002