Form 10-K/A
period 2007-12-31
China Fruits Corportion
filed 2009-02-24
CIK 1029802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 3

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

PART I

It 1	Description of Business	4

It 2	Description of Property	6

It 3	Legal Proceedings	6

I 4	Submissions of Matters to a Vote of Security Holders	6

PART II

I 5	Market for Common Equity, Related Stockholder Matters And Small Business Issuer Purchases of Equity Securities	7

I 6	Management’s Discussion and Analysis or Plan of Operation	8

I 7	Financial Statements	9

I 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	23

I 8A	Controls and Procedures	23

I 8B	Other Information	23

PART III

I 9	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	24

I 10	Executive Compensation	24

I 11	Security Ownership of Certain Beneficial Owners and Management	24

I 12	Certain Relationships and Related Transactions	24

I 13	Exhibits, Lists and Reports on Form 8-K	25

I 14	Principal Accountant Fees and Services	26

Explanatory Note: We are amending this Form 10-K to respond to the small revision of the audited consolidated statement of cash flow for the year ended December 31, 2007.

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

Year Ended December 31, 2006:	High	Low
3/31 3/31/2006	$2.13	$1.50
6/30/2006	$1.26	$1.26
9/309/30/2006	$0.55	$0.55
12/312/31/2006	$0.56	$0.40

Year Ended December 31, 2007:	High	Low
3/313/31/2007	$0.41	$0.37
6/306/31/2007	$0.23	$0.23
9/309/30/2007	$0.12	$0.12
12/312/31/2007	$0.09	$0.07

Year Ended December 31, 2008:	High	Low
3/313/31/2008	$0.05	$0.04

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

Liquidity and Capital Resources

Cash flows provided by operating activities were $270,399 for the year ended December 31, 2007, compared to cash flows of $143,554 used in operating activities for the year ended December 31, 2006. Positive cash flows from operations in 2007 were due primarily to the net loss offset by stock based compensation of $361,666 and the collection of accounts receivable of $252,681. Contrarily, negative cash flows from operations in 2006 were due primarily to the net loss of $792,050, the increase in accounts receivable by $254,397, partially offset by the increase in accounts payable to related party of $110,029.

Cash flows used in investing activities were $1,230,006 and $524,036 for the years ended December 31, 2007 and 2006, respectively, which were due primarily to the purchase of property and equipment in both years.

Cash flows provided by financing activities were $935,180 and $609,373 for the years ended December 31, 2007 and 2006, respectively. Cash flows from financing activities in 2007 due primarily to a loan of $136,900 from a related party and advance of $576,000 from a third party, partially offset by the payments of $614,545 to the shareholder loans, the principal of which were $994,917 unsecured, non-interest bearing and repayable over 12 months. Cash flows from financing activities in 2006 due primarily to shareholder loans of $994,917, which are unsecured, non-interest bearing and repayable over 12 months, offset by the addition in due from a third party of $576,000, which is unsecured, non-interest bearing and repayable within 12 months. Additionally, we infused $190,456 as additional paid-in capital contributed by our two shareholders.

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

We had cash of $27,695 on hand and a working capital deficit of $564,059 as of December 31, 2007. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $500,000 to sustain operations through year 2008 and approximately $700,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

	December 31,
	2007	2006
Bal Balance Sheet

Tot Total Assets	$1,905,437	$1,429,202
Tot Total Liabilities	781,092	1,190,926
Tot Total Stockholders’ Equity	1,124,345	238,276
Tot Total Liabilities and Stockholders’ Equity	1,905,437	1,429,202

Sta Statements of Operations
	For years ended
	December 31,
	2007	2006

Rev Revenue	$1,896,887	$1,242,705
Op eOperating Expenses	956,326	1,045,297
Oth Other Income	28,518	4,583
Net Net Loss	(310,146)	(792,052)
Net Net Loss per Common Share	(0.01)	(0.03)
Wei Weighted Average Common Shares Outstanding	36,006,401	30,525,000

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
China Fruits Corporation
(Formerly Diversified Financial Resources Corporation)

We have audited the accompanying consolidated balance sheets of China Fruits Corporation and Subsidiaries (“the Company”) as of December 31, 2007 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2007. The financial statements as of December 31, 2006 and for the year ended December 31, 2006 were audited by other auditors whose report dated April 12, 2007 expressed an unqualified opinion on those statements. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Fruits Corporation (formerly Diversified Financial Resources Corporation) as of December 31, 2007 and the results of operations and cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lake & Associates CPA’s LLC
Lake & Associates CPA’s LLC
Boca Raton, Florida
March 25, 2008
"Except for Footnotes 4 and 13, which were dated July 7, 2008”
“Except for Footnote  12 which was dated February 16, 2009”

20283 State Road 7
Suite 300
Boca Raton, Florida 33498

Phone: 561.982.9874
Fax: 561.982.7985

CHINA FRUITS CORPORATION
Consolidated Balance Sheet
As of December 31, 2007
(Expresed in US Dollars, except for number of shares)

ASSETS
	December 31, 2007	December 31,2006
CURRENT ASSETS
Cash and cash equivalents	$27,695	$ 29,069
Accounts receivable, trade	23,777	253,125
Receivable from a third party	-	576,000
Inventories	83,564	35,353
TOTAL CURRENT ASSETS	135,036	911,593

PLANT AND EQUIPMENT, NET	1,770,401	517,609

TOTAL ASSETS	$1,905,437	$ 1,429,202

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable, related party	$5,415	$ 110,029
Note Payable-related party	538,017	-
Income Taxes Payable	49,306	-
Other payables and accrued liabilities	106,357	85,980
TOTAL CURRENT LIABILITIES	699,095	196,009

LONG-TERM LIABILITIES
Loan due to stockholders	81,997	994,917
TOTAL LONG_TERM LIABILITIES	81,997	994,917

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized
13,150 shares issued and outstanding	13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized
12,100,000 shares issued and outstanding	12,100	12,100
Common stock, par value $.001, 100,000,000 shares authorized,
36,129,689 shares issued and outstanding	36,129	33,129
Additional paid-in capital	2,324,053	1,515,558
Deferred compensation	(193,750)	(555,416)
Statutory reserve	16,805	5,408
Accumulated other comprehensive income (loss)	48,850	25,796
Accumulated deficits	(1,119,855)	(798,312)
TOTAL STOCKHOLDERS' EQUITY	1,124,345	238,276

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,905,437	$ 1,429,202

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Consolidated Statement of Operations
For The Years Ended December 31, 2007 and 2006
(Expresed in US Dollars, except for number of shares)

	Years Ended

	2007	2006
REVENUES:
Sales	$1,896,887	$1,242,705
Cost of goods sold - third party	(1,222,193)	(613,829)
Cost of goods sold - related party	-	(354,005)
Total Cost of Revenues	(1,222,193)	(967,834)
GROSS PROFIT	674,694	274,871

OPERATING EXPENSES:
Selling and marketing	205,955	83,355
Professional and legal expenses	424,121	884,699
General and administrative	326,250	77,243
TOTAL OPERATING EXPENSES	956,326	1,045,297

OPERATING LOSS	(281,632)	(770,426)

OTHER INCOME:
Interest income	1,041	3,102
Government grant	27,477	-
Other	-	1,481
TOTAL OTHER INCOME (EXPENSES)	28,518	4,583

(LOSS) INCOME FROM OPERATIONS	$(253,114)	$(765,843)

Income tax expense	57,032	26,209

NET (LOSS) INCOME	$(310,146)	$(792,052)

Other comprehensive income
- Foreign currency translation gain	$23,054	$25,796

COMPREHENSIVE (LOSS) INCOME	$(287,092)	$(766,256)

Net income per common share - basic and diluted	$(0.01)	$(0.03)

Net income per common share - diluted	$(0.01)	$(0.03)

Weighted average number of shares outstanding during the period - basic an diluted	36,006,401	30,525,000

Weighted average number of shares outstanding during the period - diluted	36,006,401	30,525,000

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Consolidated Statement of Cash Flows
For The Years Ended December 31, 2007 and 2006

	Years Ended
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(310,146)	$(792,050)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	44,863	6,427
Stock based compensation	361,666	752,584
Allowance for Doubtful Accounts		1,272

(Increase) decrease in operating assets:
Accounts receivable	252,681	(254,397)
Inventories	(43,933)	(35,353)
Vat and Income tax recoverable		(18,046)
Increase (decrease) in operating liabilities:
Accounts payable, related party	(110,027)	110,029
Other payables and accrued liabilities	23,017	85,980
Income tax payable	44,216	-
Value added tax payable	8,061	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	270,399	(143,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,230,006)	(524,036)
NET CASH USED IN INVESTING ACTIVITIES	(1,230,006)	(524,036)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Payments) on Officer Loans	25,330	994,917
Repayment of shareholder note payable	(614,545)
Issuance of Notes Payable-related party	136,900
Advance (from) to a third party	576,000	(576,000)
Capital distribution	(256,348)	-
Addition in paid-in capital	1,067,843	190,456
NET CASH PROVIDED BY FINANCING ACTIVITIES	935,180	609,373

Foreign currency translation adjustment	23,054	25,796

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,374)	(32,421)

CASH AND CASH EQUIVALENTS:
Beginning of year	29,069	61,490

End of period	$27,695	$29,069
	135,036	(149,258)
Supplemental disclosures of cash flow information:
Cash paid for interest	-	-
Cash paid for income taxes	$17,134	$29,864

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive income	$23,053	$25,796
Common stock issued for services	$361,666	$752,584

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Consolidated Statements of Stockholders Equity
For the years ended December 31, 2007 and 2006
Expressed in USD
	Number	Par	Series "A"	Number	Par	Series "B"	Number	Par	Common	Additional	Deferred	Accumulated deficit/	Statutory		Total
	of shares	Value:	Preferred Stock	of shares	Value:	Preferred Stock	of shares	Value:	stock	Paid-in Capital	compensation	retained earnings	reserve	AOCI(L)	Equity
Balance as of December 31, 2005	13,150	0	13	12,100,000	0	12,100	30,000,000	0	30,000	20,231	-	(854)	-	-	61,490
															-
Stocks issued to complete reverse acquisition							229,689	0.001	229	(1,000,229)					(1,000,000)
									-						-
Stocks issued to settle liabilities							2,000,000	0.001	2,000	998,000					1,000,000

Capital contribution from owners of Taina										190,456					190,456
															-
Deferred compensation										930,000	(555,416)				374,584
															-
Stocks issued for service		0.001	-		0.001	-	900,000	0.001	900	377,100	-				378,000
															-
Foreign currency adjustment														25,796	25,796
															-
Net loss for the year												(792,050)			(792,050)
															-
Transfer of retained earnings to statutory reserve												(5,408)	5,408		-
															-
Balance as of December 31, 2006	$13,150	0.001	$13	$12,100,000	0.001	$12,100	$33,129,689	0.001	$33,129	$1,515,558	$(555,416)	$(798,312)	$5,408	$25,796	238,276
															-
Stocks issued for service							3,000,000	0.001	3,000	(3,000)					-
															-
Paid-in capital distribution										(256,348)					(256,348)
															-
Additional paid-in capital										1,067,843					1,067,843

Amortization of deferred compensation											361,666				361,666
															-
Foreign currency adjustment														23,054	23,054

Transfer of retained earnings to statutory reserve												(11,397)	11,397		-

Net Loss for the year												(310,146)			(310,146)
Balance as of December 31, 2007	13,150	0.001	$13	12,100,000	0.001	$12,100	36,129,689	0.001	$36,129	$2,324,053	$(193,750)	$(1,119,855)	$16,805	$48,850	$1,124,345

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

6.         INVENTORIES

Inventories as of December 31, 2007 and 2006 consist of the following:

	2007	2006

Raw materials	$54,204	$29,507
Finished goods	29,360	5,846
	$83,564	$35,353

For the year ended December 31, 2007 and 2006, no provision for obsolete inventories was recorded by the Company.

7.         PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2007 and 2006 consists of the following:

	2007	2008
Plant and machinery	$1,602,922	$520,219
Construction in progress	217,257
Furniture, fixture and equipment	3,817	3,817
	1,823,996	524,036
Less: accumulated depreciation	(53,595)	(6,427)
Plant and equipment, net	$1,770,401	$517,609

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

4)	On March 15, 2007 The company distributed from paid in capital $256,348

5)	On March 15, 2007 The company received a contribution to paid in capital of $256,348

6)	On August 20, 2007 The company received a contribution to paid in capital of $412,322

7)	On November 15, 2007 The company received a contribution to paid in capital of $199,988

8)	On December 3, 2007 The company received a contribution to paid in capital of 199,988

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

Item 13. Exhibits.

(a)	Financial Statements

1. The following financial statements of China Fruits Corp. are included in Part II, Item 7:

Independent Auditors’ Report…………………………………………….……  14
Balance Sheet-December 31, 2007……………………………………………....  16
Statements of Operations - for years ended December 31, 2007 and 2006..….17
Statements of Cash Flows - for years ended December 31, 2007 and 2006..…18
Statements of Stockholders’ Equity - for years ended
December 31, 2007 and 2006…………………………………………….……...... 19
Notes to Financial Statements…………………...…………………………….... 20

2. Exhibits

14.1 Code of Ethics *
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial  Officer
32.1. Section 1350 Certifications of Chief Executive Officer
32.2. Section 1350 Certifications of Chief Financial Officer
10.1  Website Construction Service Agreement, dated October 27, 2006*
10.2  Consulting Services Agreement, dated October 31, 2006*

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

China Fruits Corporation

Date: February 19, 2009	/s/ Chen, Quan Long
Chen, Quan Long
President