Form 10-K
period 2008-12-31
China Fruits Corportion
filed 2009-04-14
CIK 1029802

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2008

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 1-10559

CHINA FRUITS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	58-2027283
(State or other jurisdiction of	(IRS Employer Identification No.)
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
Yes [x]                No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
Yes [  ]                No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [X]

The Registrant’s revenues for its fiscal year ended December 31, 2008 were $2,320,213.

The aggregate market value of the voting stock on April 10, 2009 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $242,943 based upon the most recent sales price for such Common Stock on said date ($0.041) April 10, 2009, there were 36,129,689 shares of our Common Stock issued and outstanding, of which approximately 7,193,725 shares were held by non-affiliates.

Number of shares of common stock, par value $.001, outstanding as of April 10, 2009: 36,129,689

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1. BUSINESS

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

Business Description of the Issuer

Since the reverse merger was consummated, we have continued operations of Tai Na, a company which is principally engaged in manufacturing, trading and distributing fresh tangerine, non-alcoholic and alcoholic beverages in the PRC. Tai Na is located in Nan Feng County, Jiang Xi Province, the well known agricultural area for tangerines in China. The geographic advantage benefits us with respect to the control of manufacturing cost and product quality. We have two self-owned one-story plants at the same location, total area of which is approximately 45,800 square feet. We expect the production capacity will reach 6,000 tons in 2009. In order to assist in further expansion in the tangerine markets, we acquired the assets of Royal NanFeng Orange Science & Technology Co., Ltd. ("Royal"), our former tangerine supplier, in 2007.

In 2008, we planned to expand our sales network by setting up the franchise retail stores for fresh fruits and related products. In order to create our brand identity efficiently, we planned to acquire or joint venture with an existing profitable and middle-size retail stores. We planned to open up to 10 franchise retail stores by May of 2008 located in Beijing, Haining, Hangzhou, Dongguan and Humen.  By the end of 2008, we set up a total of 9 retail stores in Beijing, Haining, and Dongguan. On August 27, 2008 and August 29, 2008, we established a strategic alliance with Hangzhou Qunfeng Fruit Chain Management Co., Ltd and China National Green Food Industrial Limited Company.

Overview of Our Market Area

China's citrus industry currently experiences transition from quantity concentration to quality concentration, from production only to diversified business segments covering pre-production to post-production. Citrus production in China has the following features:

❖
Changes in Market Shares. Before the 1990s, approximately 70% of total citrus output was tangerine, 20% of the total were oranges. The percentages were changed to 55% for tangerine and 30% for orange in the past decade due to the improved quality of oranges with respect to size, outlook and taste.

❖	Concentration on Chinese Market. Citrus products are primarily marketed in China. Approximately 2% of total citrus products are exported to different countries.

❖
Increasing Fresh Fruits Consumption. Currently, the average consumption for fresh fruit is 61.4 kg per person per year in the world, of which fruit consumption of 55.4 kg per person per year in the developing countries, and 83.3 kg per person per year in the developed countries. In China, the average fruit consumption is 45.6 kg per person per year, deceased by 18% and 45%, compared to the developing countries and developed countries, respectively. Therefore, the fresh fruit market in China is still growing.

❖
Preference to Fresh Fruits. 95% of citrus products in China are consumed as fresh fruit. Fruit manufacturing is not popular in China, most of which is for export only. In addition, the orange juices on Chinese markets are primarily made from concentrated or non-concentrated juices imported from Brazil and the United States.

In general, citrus output increased tremendously in China in the past decades due to the increases in orchards. However, compared to the world's market, the citrus industry in China is undeveloped in terms of quality, output, manufacture and efficiency. There are four barriers in China's citrus industry: a) small manufacturing magnitude, primarily based on household; b) lack of technology input, primarily based on nature growth; c) undeveloped commercial systems, particularly in storage and transportation; d) no clear segments in the industry, particular in household base. It is a long-term goal to rid us of all these barriers. After China entered the World Trade Organization ("WTO"), the sales channels for citrus products should be more facilitated due to the open markets. In the long run, the export of Chinese citrus will increase constantly, for both fresh fruits and processed products.

Marketing Strategies

Seeking for Opportunities to Develop International Markets

Our tangerines, well known as "Nan Feng tangerine", is popular in the market due to the high quality, benefitting from the natural resources in Nan Feng County, which is a well known agricultural area for tangerines in China. Currently, we primarily market in China and hold a leading position in the Chinese market. However, this position is challenged since China’s accession to WTO in 2001. We believe the open-market policies will lower the barriers to entry, both in Chinese markets and global markets. WTO membership brought with it the opportunity to take advantage of new market access opportunities and new protections now available to China under the rules-based system of the WTO. When China was a non-member of the WTO, China found that exports were often the subject of discriminatory treatment in overseas markets. In addition, as a country with a planned economy to one with marketing economy, China often saw its exporting enterprises were subject to anti-dumping acts. All changed under the protection of WTO. Therefore, we take advantage of the fair markets regulated by WTO and seek for opportunities to develop international markets.

Creating Franchise for Retail Fruit Stores

In 2009, we plan to expand our sales network by setting up more franchise retail stores for fresh fruits and related products. In order to create our brand identity efficiently, we plan to acquire or joint venture with the existing profitable and middle-size retail stores. We will provide the stores with management, supplies, as well as the remodeling in connection with display, color and sign to match the franchise requirements. The first franchise store was opened in Beijing in November of 2007. Our short-term goal is to open 100 franchise retail stores in our target markets located in North China, East China and South China. The franchise retail stores will help build the direct channel between the end users and us, which will facilitate the process from our plants to the markets, benefitting us in our business strategies when markets change.

Seeking for Strategic partners

For Nan Feng tangerine, other fresh fruit and certain related products, we intend to enter into collaborative arrangements with third parties. These collaborations may be necessary in order for us to:

•	Enhance manufacturing capacities;

•	Setup franchise retail stores in our target markets located in North China, East China and South China;

           •           Diversify the fresh fruit sold in the franchise stores;

           •           Expand the sales network;

           •           Increase sales revenue; and

           •           Successfully build brand identity.

(i)
On August 27, 2008, Tai Na International Fruits (Beijing) Co., Ltd ("Tai Na International") and Hangzhou Qunfeng Fruit Chain Management Co., Ltd ("Qunfeng") signed a strategic alliance framework agreement. Pursuant to the agreement, the two parties established a strategic alliance partnership by reaching a preliminary consent on mutual visits between high-level leaders, a distribution alliance, a franchise store alliance, an authorized regional agent and a reorganization of franchise stores and distribution centers. The signing of this agreement will facilitate Tai Na International in further exploring the East China market, expanding market share of its products, increasing brand awareness and achieving management interoperability and complementary business practices.

(ii)
On August 29, 2008, Tai Na International Fruits (Beijing) Co. Ltd. ('Tai Na International') and the China National Green Food Industrial Limited Company ('Green Industry') signed a letter of intent, pursuant to which, the two parties reached a preliminary consent on issues such as building a base for place-of-origin fruit, distribution of the base products in Beijing, store sharing and cooperative operation, as well as the acquisition of certain Green Industry assets by Tai Na International. This agreement is conducive for Tai Na International to further explore the North China market, expand Tai Na product's market share and increase its brand awareness, while providing a powerful guarantee for 'Tai Na International' fruits, which are 'green, pollution-free, organic and healthy.

Enhancing Manufacture Capacity

The acquisition of Royal is one of our strategies to enhance manufacturing capacity. Royal has been engaged in the citrus industry since 2002. Subsequent to the acquisition, we now have an additional two-story plant with total area of 66,003 square feet, and a one-story plant with total area of 9,125 square feet. In addition, we invested approximately $300,000 in machinery, office equipment, transportation facilities and other equipment, 90% of which is for a fruit wine production line. We also invested approximately $220,000 in two one-story new plants with total area of 45,800 square feet. The construction was completed in March of 2007. As of December 31, 2007, the assets acquired from Royal included equipment of approximately $290,000, building of approximately $535,000 and land of approximately $368,000. We expect to purchase additional assets during 2009.

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

Competition

The domestic and international markets for the citrus industry are intensely competitive and require us to compete against some companies possessing greater financial, marketing and other resources than ours. In addition, we compete in the nonalcoholic beverages segment of the commercial beverages industry. The nonalcoholic beverages segment of the commercial beverages industry is highly competitive, consisting of numerous firms. These include firms that compete in multiple geographic areas as well as firms that are primarily local in their operation. Competitive products include numerous nonalcoholic sparkling beverages; various water products, including packaged water; juices and nectars; fruit drinks and dilutables (including syrups and powdered drinks); coffees and teas; energy and sports drinks; and various other nonalcoholic beverages. These competitive beverages are sold to consumers in both ready-to-drink and not-ready-to-drink form. Competitive factors impacting our business include pricing, advertising, sales promotions, product innovation, increased efficiency in production techniques, the introduction of new packaging, new vending and dispensing equipment, and brand/trademark development and protection.

Our competitive strengths include good quality with a high level of consumer acceptance; a national distribution network; sophisticated marketing capabilities; and a talented group of dedicated employees. However, we cannot be certain that efforts in marketing will be successful.

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

Employees

As of December 31, 2008, we had 123 full-time employees, many of whom joined us in 2008 as experienced franchising management personnel and fruit salespeople.

ITEM 1A. RISK FACTORS

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

           •           Enhance manufacturing capacities;

•	Setup franchise retail stores in our target markets located in North China, East China and South China;

           •           Diversify the fresh fruit sold in the franchise stores;

           •           Expand the sales network;

           •           Increase sales revenue; and

           •           Successfully build brand identity.

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

Declining economic conditions could negatively impact our business

Our operations are affected by local, national and worldwide economic conditions.  Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than 12 months, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally.  In recent weeks, this volatility and disruption has reached unprecedented levels.  The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. While the ultimate outcome and impact of the current economic conditions cannot be predicted, a lower level of economic activity might result in a decline in energy consumption, which may adversely affect the price of oil, liquidity and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main operation is located in the Fu Xi Technology & Industry Park, Nan Feng County, Jiang Xi Province, People’s Republic of China, which is self-owned property with a total area of 120,928 square feet, including the two self-owned one-story plants of approximately 45,800 square feet completed in March of 2007. This space is adequate for our present operations. No other businesses operate from this office.

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

ITEM 3. LEGAL PROCEEDINGS

We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business. We are not currently a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on the business, financial condition, or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Number of Holders

As of April 9, 2009, we had 3,659 common shareholders of record.

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

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is Guardian Registrar & Transfer, Inc. located at 7951 SW 6th Street, Suite 216, Plantation, Florida 33324.

ITEM 6. SELECTED FINANCIAL DATA

If the registrant qualifies as a smaller reporting company as defined by Rule 229.10(f)(1), it is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop, manufacture and deliver our magazines on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

Critical Accounting Policies

Revenue recognition

We derive revenues from the resale of non-alcoholic and alcoholic beverages and tangerine purchased from third parties, net of value added taxes (“VAT”).  We are subject to VAT which is levied on the majority of the products of Tai Na at the rate of 17% on the invoiced value of sales.  Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by using additions to the invoiced value of purchases to the extent not refunded for export sales.

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

(a)      Sale of products

We recognize revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. We did not record any product returns for the years ended December 31, 2008 and 2007.

(b)      Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Inventory

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method. We periodically review historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. We provide inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of December 31, 2008, we did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Revenues

Gross revenues were $2,320,213 and $1,896,887 for the years ended December 31, 2008 and 2007, respectively, due primarily to sales of tangerine, non-alcoholic and alcoholic beverages. We recognize revenue when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns for the year ended December 31, 2008. The increase in gross revenues by $423,326 in 2008 was due primarily to collaboration with the strategic partners. We designated exclusive distributors in different regions. For example, Liaoning Shenyang Yunpeng Fruits Limited ("Yunpeng") is our exclusive distributor within three provinces in Northeast China, through which we sold 2,600 ton tangerines. We expect sales to increase during 2009 as our moves toward implementing our business plan, including the increase in franchise retail stores, the increase in marketing budgets.

Income / Loss

We had a net income (loss) of $161,902 and $(310,146) for the years ended December 31, 2008 and 2007, respectively. The increase by $472,048 in net income in 2008 was due primarily to the government grant we received for $325,088 and $0 and to the decrease in non-cash consulting expenses, which was $0 and $361,666 for the years ended December 31, 2008 and 2007, respectively. The non-cash consulting expenses were the result of the issuance of 3,900,000 shares of common stock for services in connection with general management consulting and advisory services including, but not limited to, the following:

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

Expenses

Operating expenses for the years ended December 31, 2008 and 2007 were $996,120 and $956,326, respectively. The increase in 2008 was due primarily to the increase in selling and marketing and the increase in general and administrative expenses.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. During the year ended December 31, 2007, we had $1,222,193 in cost of goods sold, or 64.4% of sales revenue, none of which from related party. During the year ended December 31, 2008, we had $1,490,398 in cost of goods sold, or 64.2% of sales revenue, of which $0 was from related party. The slightly lower cost of goods sold during 2008 was the result of the commencement of the new plant, through which we had the capacity to manufacture and store many of our own items. In addition, we reduced the risk of concentration by collaborating with more non-related suppliers.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $38,447 and $270,398 for the years ended December 31, 2008 and 2007, respectively. Positive cash flows from operations in 2008 were due primarily to the net income of $161,902, plus the non-cash expenses, including depreciation of $179,340, and stock based compensation of $193,750, partially offset by the increase in accounts receivable by $299,612, increase in inventories by $179,242 and increase in refundable value-added taxes by $213,242. Positive cash flows from operations in 2007 were due primarily to the net loss offset by stock based compensation of $361,666 and the collection of accounts receivable of $252,681.

Cash flows used in investing activities were $397,844 and $1,299,960 for the years ended December 31, 2008 and 2007, respectively, which were due primarily to the purchase of property and equipment in both years.

Cash flows provided by financing activities were $426,701and $935,180 for the years ended December 31, 2008 and 2007, respectively. Cash flows from financing activities in 2008 due primarily to officer loans of $140,085, which are unsecured, non-interest bearing and repayable over 12 months, offset by the payment of due to related party of $565,633, and the advance from a third party of $309,443, which is unsecured, non-interest bearing and repayable within 12 months. Additionally, we infused $621,965 as additional paid-in capital. Cash flows from financing activities in 2007 due primarily an advance of $576,000 from a third party and the capital infusion of $1,067,843.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $500,000 in working capital during 2009 and $700,000 for the two years thereafter.

Overall, we have funded our cash needs from inception through December 31, 2008 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $97,961 on hand and a working capital of $306,941 as of December 31, 2008. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $500,000 to sustain operations through year 2008 and approximately $700,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We do not use derivative financial instruments in our investment portfolio and has no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.

Foreign Exchange Rates

All of our sales are denominated in Renminbi (“RMB”). As a result, changes in the relative values of U.S. Dollars and RMB affect our reported levels of revenues and profitability as the results are translated into U.S. Dollars for reporting purposes. Fluctuations in exchange rates between the U.S. dollar and RMB affect our gross and net profit margins and could result in foreign exchange and operating losses.

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $115,089 in fiscal 2008. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and RMB. To the extent we hold assets denominated in U.S. dollars, including the net proceeds to us from this offering, any appreciation of the RMB against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	2008	2007

Balance sheet items, except for the registered and paid-up capital as of December 31, 2008 and 2007	USD 0.147:RMB 1	USD 0.137:RMB 1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31, 2008 and 2007	USD 0.144:RMB 1	USD 0.135:RMB 1

ITEM 8. FINANCIAL STATEMENTS

Financial Summary Information

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2008 and 2007

Statements of Operations	For the year ended December 31, 2008	For the year ended December 31, 2007

Revenues	$2,320,213	$1,896,887
Cost of Sales	$(1,490,398)	$(1,222,193)
Gross profit	$829,815	$674,694
Operating expenses	$996,120	$956,326
(Loss) from operations	$(166,305)	$(281,632)
Interest expense	$(136)	$(0)
Net (loss)	$161,902	$(310,146)
Net loss per common share	**	**

** Less than $.01

Balance Sheet	As of December 31, 2008

Cash	$97,961
Total current assets	$1,286,052
Other assets	$2,124,714
Total Assets	$3,410,766
Current liabilities	$979,111
Long term liabilities	$222,082
Stockholders’ equity	$2,209,573
Total liabilities and stockholders’ equity	$3,410,766

CHINA FRUITS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
China Fruits Corporation

We have audited the accompanying consolidated balance sheets of China Fruits Corporation and Subsidiaries (“the Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Fruits Corporation as of December 31, 2008 and 2007 and the results of operations and cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Lake & Associates CPA’s LLC
Lake & Associates CPA’s LLC
Boca Raton, Florida
April 8, 2009

CHINA FRUITS CORPORATION
Consolidated Balance Sheet
As of December 31, 2008 and 2007
(Expressed in US Dollars, except for number of shares)

ASSETS
	December 31, 2008	December 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$97,961	$27,695
Accounts receivable, trade	322,184	23,777
Receivable from a third party	314,576	-
Inventories	272,991	83,564
Prepayment	56,612	-
Employee advance	819	-
Refundable VAT tax	216,779	-
Refundable income tax	4,130	-
TOTAL CURRENT ASSETS	1,286,052	135,036

PLANT AND EQUIPMENT, NET	2,114,278	1,770,401

OTHER ASSETS-Deposit	10,436	-

TOTAL ASSETS	$3,410,766	$1,905,437

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$11,352	$5,415
Loan and related party payable	-	538,017
Notes payable	548,679	-
Customer deposit	298,873	-
Income taxes payable	-	49,306
Accrued liabilities and payroll tax liabilities	120,207	106,357
TOTAL CURRENT LIABILITIES	979,111	699,095

LONG-TERM LIABILITIES
Due to stockholders	222,082	81,997
TOTAL LONG TERM LIABILITIES	222,082	81,997

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized
13,150 shares issued and outstanding	13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized
12,100,000 shares issued and outstanding	12,100	12,100
Common stock, par value $.001, 100,000,000 shares authorized,
36,129,689 shares issued and outstanding	36,129	36,129
Additional paid-in capital	2,938,540	2,324,053
Deferred compensation	-	(193,750)
Statutory reserve	16,805	16,805
Accumulated other comprehensive income (loss)	163,939	48,850
Accumulated deficits	(957,953)	(1,119,855)
TOTAL STOCKHOLDERS' EQUITY	2,209,573	1,124,345

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,410,766	$1,905,437

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Consolidated Statements of Operations
For The Years Ended December 31, 2008 and 2007
(Expresed in US Dollars, except for number of shares)

	Years Ended
	12/31/2008	12/312007
REVENUES:
Sales	$2,320,213	$1,896,887
Cost of goods sold - third party	(1,490,398)	(1,222,193)
GROSS PROFIT	829,815	674,694

OPERATING EXPENSES:
Selling and marketing	261,700	205,955
Professional and legal expenses	295,704	424,121
General and administrative	438,716	326,250
TOTAL OPERATING EXPENSES	996,120	956,326

OPERATING LOSS	(166,305)	(281,632)

OTHER INCOME:
Interest income	256	1,041
Interest expenses	(136)	-
Government grant	325,088	27,477
Other	2,999	-
TOTAL OTHER INCOME (EXPENSES)	328,207	28,518

(LOSS) INCOME FROM OPERATIONS	$161,902	$(253,114)

Income tax expense	-	57,032

NET (LOSS) INCOME	$161,902	$(310,146)

Other comprehensive income
- Foreign currency translation gain	$115,089	23,054

COMPREHENSIVE (LOSS) INCOME	$276,991	$(287,092)

Net income per common share - basic and diluted	$0.01	$(0.01)

Net income per common share - diluted	$0.01	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	36,129,689	36,006,401

Weighted average number of shares outstanding during the period - diluted	36,129,689	36,006,401

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Consolidated Statements of Cash Flows
For The Years Ended December 31, 2008 and 2007

	Years Ended
	12/31/2008	12/31/2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$161,902	(310,146)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	179,340	44,863
Stock based compensation	193,750	361,666
(Increase) decrease in operating assets:
Accounts receivable	(299,612)	252,681
Inventories	(179,242)	(43,933)
Deposit	(10,266)	-
Refundable VAT	(213,242)	-
Refundable income tax	(4,063)	-
Prepaid expenses and other current assets	(48,006)	-
Employee advance	(806)	-
Increase (decrease) in operating liabilities:
Accounts payable	27,488	(110,027)
Other payables and accrued liabilities	(37,856)	23,017
Customer deposit	269,168	-
Accrued payroll and tax	(109)	44,216
Value added tax payable	-	8,061
NET CASH PROVIDED BY OPERATING ACTIVITIES	38,447	270,398

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(397,844)	(1,230,006)
NET CASH USED IN INVESTING ACTIVITIES	(397,844)	(1,230,006)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) on officer loans	140,085	25,330
Proceeds from notes payable	539,726	-
Payment of due to related party	(565,633)	-
Payment of shareholder note payable	-	(614,545)
Issuance of notes payable-related party	-	136,900
Advance (from) to a third party	(309,443)	576,000
Capital distribution	-	(256,348)
Addition in paid-in capital	621,965	1,067,843
NET CASH PROVIDED BY FINANCING ACTIVITIES	426,701	935,180

Foreign currency translation adjustment	2,962	23,054

NET INCREASE IN CASH AND CASH EQUIVALENTS	70,266	(1,374)

CASH AND CASH EQUIVALENTS:
Beginning of period	27,695	29,069

End of period	$97,961	$27,695

Supplemental disclosures of cash flow information:
Cash paid for interest	$136	$-
Cash paid for income taxes	$-	$17,134

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive income	$2,962	$23,053
Common stock issued for services	$-	$361,666

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Consolidated Statements of Stockholders Equity
For the years ended December 31, 2008 and 2007
Expressed in USD

	Number	Par	Series "A"	Number	Par	Series "B"	Number	Par	Common	Additional	Deferred	Accumulated deficit/	Statutory	Accumulated other	Total
	of shares	Value:	Preferred Stock	of shares	Value:	Preferred Stock	of shares	Value:	stock	Paid-in Capital	compensation	retained earnings	reserve	comprehensive income (loss)	Equity
Balance as of December 31, 2006	$13,150	0.001	$13	$12,100,000	0.001	$12,100	$33,129,689	0.001	$33,129	$1,515,558	$(555,416)	$(798,312)	$5,408	$25,796	$238,276
															-
Stocks issued for service							3,000,000	0.001	3,000	(3,000)					-
Additional paid-in capital										811,495					811,495
Amortization of deferred compensation											361,666				361,666
Foreign currency adjustment														23,054	23,054
Transfer of retained earnings to statutory reserve												(11,397)	11,397		-
Net Loss for the year												(310,146)			(310,146)
Balance as of December 31, 2007	13,150	0.001	$13	12,100,000	0.001	$12,100	36,129,689	0.001	$36,129	$2,324,053	$(193,750)	$(1,119,855)	$16,805	$48,850	$1,124,345

Additional paid-in capital										614,487					614,487
Amortization of deferred compensation											193,750				193,750
Foreign currency adjustment														115,089	115,089
Net loss for the year												161,902			161,902
Balances as of December 31, 2008	13,150	0.001	$13	12,100,000	0.001	$12,100	36,129,689	0.001	$36,129	$2,938,540	$0	$(957,953)	$16,805	$163,939	$2,209,573

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
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

CHINA FRUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
 (Currency expressed in United States Dollars (“US$”))

1.         ORGANIZATION AND BUSINESS BACKGROUND (CONTINUED)

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

The consolidated financial statements include the financial statements of the Company and its subsidiary, Tai Na

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the year ended December 31, 2008.

(b)	Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

CHINA FRUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
 (Currency expressed in United States Dollars (“US$”))

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2008 and 2007, the Company has not recorded an allowance for uncollectible accounts.

●	Inventories

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  As of December 31, 2008 and 2007, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the Company assesses long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be fully recoverable. Recoverability of asset groups to be held and used in measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group.  If the carrying amount exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds the fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the periods presented.

CHINA FRUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
 (Currency expressed in United States Dollars (“US$”))

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CHINA FRUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
 (Currency expressed in United States Dollars (“US$”))

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recently Issued Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board ("FASB") issued two new statements: (a.) SFAS No. 141(revised 2007), “Business Combinations”, and (b.) No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.  These statements are effective for fiscal years beginning after December 15, 2008 and the application of these standards will improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The Company is in the process of evaluating the impact, if any, on SFAS 141 (R) and SFAS 160 and does not anticipate that the adoption of these standards will have any impact on its consolidated financial statements.

CHINA FRUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
 (Currency expressed in United States Dollars (“US$”))

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In February 2008, the FASB issued Financial Staff Positions (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which the effectiveness was delayed by FSP SFAS 157-2, on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 161, "Disclosures about Derivative Instruments and Hedging Activities", an amendment of FASB Statement No. 133 ("SFAS No. 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that SFAS No. 161 will have a material impact on its consolidated financial statements.

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

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”   SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The Company does not believe the application of SFAS 162 will have a significant impact, if any, on the Company’s consolidated financial statements.

CHINA FRUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
 (Currency expressed in United States Dollars (“US$”))

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company adopted the provisions of FSP 157-3, which did not impact the Company’s financial position or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 did not have any impact on the Company's financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”. FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1, which is effective for annual reporting periods ending after December 15, 2008, did not have a material impact on our consolidated financial statements.

CHINA FRUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
 (Currency expressed in United States Dollars (“US$”))

3.         ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required.  No allowance was considered necessary as of December 31, 2008 and 2007.

	2008	2007

Accounts receivable, gross	$322,184	$23,777

Less: allowance for doubtful accounts	-0-	-0-
Accounts receivable, net	$322,184	$23,777

4.         INVENTORIES

Inventories as of December 31, 2008 and 2007 consist of the following:

	2008	2007

Raw materials	$201,846	$54,204
Finished goods	71,145	29,360
	$272,991	$83,564

For the year ended December 31, 2008 and 2007, no provision for obsolete inventories was recorded by the Company.

5.         PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2008 and 2007 consists of the following:

	2008	2007
Plant and machinery	$2,243,095	$1,602,922
Construction in progress	118,591	217,257
Furniture, fixture and equipment	3,817	3,817
	2,365,503	1,823,996
Less: accumulated depreciation	(251,225)	(53,595)
Plant and equipment, net	$2,114,278	$1,770,401

Depreciation expense for the year ended December 31, 2008 and 2007 respectively was $179,340 and $44,863.

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress as of December 31, 2008, represents buildings under construction.

CHINA FRUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
 (Currency expressed in United States Dollars (“US$”))

6.         OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of December 31, 2008 and 2007 consist of following:

	2008	2007

Government levies payable	$-0-	$1,221
Salary and welfare payable	52,585	29,279
Accrued expenses	67,622	72,856
	$120,207	$106,357

7.         AMOUNT DUE TO STOCKHOLDERS

The balances due to stockholders represented unsecured advances which are interest-free and repayable in next twelve months.

8.         NOTE PAYABLE

The balance of $219,471 is due on November 20, 2009 along with interest at 6.42%
The balance of $329,208 is due on December 31, 2014 along with interest at 0.0% This note is payable to the provincial government of China

Total Notes Payable of $548,679 as of December 31, 2008

9.         INCOME TAXES

The Company conducts all its operating business through its subsidiary in China. The subsidiary is governed by the income tax laws of the PRC and do not have any deferred tax assets or deferred tax liabilities under the income tax laws of the PRC because there are no temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company by itself does not have any business operating activities in the United States and is therefore not subject to United States income tax.

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws).  Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the previous laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% has replaced the 33% rate previously applicable to both DEs and FIEs.

Prior to 2008, under the Chinese Income Tax Laws, FIEs generally were subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise was located in specially designated regions for which more favorable effective tax rates apply.  Beginning January 1, 2008, China has unified the corporate income tax rate on foreign invested enterprises and domestic enterprises. The unified corporate income tax rate is 25%.

The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the years ended December 31, 2008 and 2007.

CHINA FRUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
 (Currency expressed in United States Dollars (“US$”))

9.         INCOME TAXES (CONTINUED)

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	2008	2007

Loss subject to U.S. operation	$(296,161)	$(424,241)
Income (loss) subject to PRC operation	458,063	171,127

Loss before income taxes	$161,902	$(253,114)

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law.
As of December 31, 2008, the U.S. operation had $1,564,384 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2028.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for the year ended December 31, 2008 and 2007 is as follows:

	2008	2007

Income (loss) before income taxes	$458,063	$171,127
Statutory income tax rate	25%	33%
	114,515	56,471
Government tax exemptions	(114,515)	-
Expenses not deductible for tax purposes:
- Provisions	-	561
Effect of tax losses	-	-

Income tax expense	$-	$57,032

CHINA FRUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
 (Currency expressed in United States Dollars (“US$”))

9.         INCOME TAXES (CONTINUED)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2008 and 2007:

	2008	2007

Deferred tax assets:
- Net operating loss carryforwards	$531,890	$443,878
Less: valuation allowance	(531,890)	(443,878)

Deferred tax assets	$-	$-

For the year ended December 31, 2008 and 2007, valuation allowances of $531,890 and $443,878 were provided to the deferred tax assets due to the uncertainty surrounding their realization.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	Year Ended December 31
	2008	2007
U.S. Statutory rate	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	33
China exemption	(25)
Total provision for income taxes	-%	33%

The Company applies SFAS 109, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2008 and 2007.

The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred taxes are accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.  In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled.  Deferred taxes are charged or credited in the income statement, except when they relate to items credited or charged directly to equity, in which case the deferred taxes are also recorded in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no affect on the Company’s financial statements.

CHINA FRUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
 (Currency expressed in United States Dollars (“US$”))

10.         NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year.  Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

The following table sets forth the computation of basic and diluted net loss per share for the year indicated:

	2008	2007
Basis and diluted net loss per share calculation
Numerator:
- Net income in computing basic net loss per share	$161,902	$(310,146)

Denominator:
- Weighted average ordinary shares outstanding	36,129,689	36,006,401
- Stock issued for services
- Shares used in computing basic net loss per share	36,129,689	36,006,401

Basic and diluted net loss per share	$0.01	$(0.01)

There were no dilutive common stock equivalents as of December 31, 2008 and 2007.

11.         CAPITAL TRANSACTIONS

1)	On January 11, 2008 The company received a contribution to paid in capital of $256,707

2)	On March 18, 2008 The company received a contribution to paid in capital of $14,988

12.         STOCK BASED COMPENSATION

On October 27, 2006, the Company entered into a business consulting service agreement with the Consultant A in exchange for 1,500,000 shares of common stock.  The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.31 per share. The Company calculated a stock based compensation of $465,000 and recognized $335,834 for the year ended December 31, 2006.  The balance of $129,166 was expensed during the year ended December 31, 2007

On October 31, 2006, the Company entered into a website construction service agreement with the Consultant B in exchange for 1,500,000 shares of common stock.  The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.31 per share. The Company calculated a stock based compensation of $465,000 and recognized $38,750 for the year ended December 31, 2006 and $232,500 for the year ended December 31, 2007. The deferred compensation is amortized on the straight-line method over 22 months beginning on October 31, 2006.  As of December 31, 2007, the deferred compensation balance was $193,750 the balance was expensed during the year ended December 31, 2008.

CHINA FRUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
 (Currency expressed in United States Dollars (“US$”))

13.         RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007, the Company recorded purchases of -0- from a related company where Mr. Chen Quan Long, the Chief Executive Officer of the Company, is also the president of the related company. As of December 31, 2007, the trade balance of accounts payable of $5,415 was due to a related company.  The transaction is considered conducted at arm’s length.  No related party transactions occurred during 2008.

14.         CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiary, Tai Na are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Tai Na is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $4,194 and $15,844 for the years ended December 31, 2008 and 2007, respectively.

15.         STATUTORY RESERVES

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

For the year ended December 31, 2008 and 2007, Tai Na contributed $-0- and $11,395 respectively to statutory reserve.

16.         CONCENTRATION AND RISK

(a)    Major customers and vendors

For the years ended December 31, 2008 and 2007, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the year ended December 31, 2008, customers and vendors who account for 10% or more of revenues and purchases are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$606,218	26%		$234,396
Customer B		143,926	6%		87,789
Customer C		28,969	1%		-

	Total:	$779,113	33%	Total:	$322,185

CHINA FRUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
 (Currency expressed in United States Dollars (“US$”))

16.         CONCENTRATION AND RISK (CONTINUED)

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

17.         COMMITMENT AND CONTINGENCIES

The Company rented a plant and office under a non-cancelable operating lease agreement.  Based on the current rental lease agreement, the future minimum rental payments required as of December 31, 2008 are as follows:

Year ending December 31, 2009	$46,600

For the years ended December 31, 2008 and 2007, rental expense was $46,600 and $31,549.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

To evaluate the effectiveness of our internal controls over financial reporting, we have adopted the framework prescribed by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  We believe that this framework will assist in the provision of reasonable assurance of the effectiveness and efficiency of operations, the reliability of financial reporting, and compliance with applicable laws and regulations.  In adopting the COSO framework, we maintain a control environment, perform risk assessments, carry out control activities, emphasize quality information and effective communication, and perform monitoring.  In the maintenance of a control environment, we are committed to integrity and ethical values as well as to competence.  We strive to assign authority and responsibility in a manner that supports our internal controls, and we also maintain human resources policies and procedures designed to support our internal controls.  Our risk assessments are designed to ensure the achievement of company-wide and process-level objectives as well as to identify and analyze risks while managing change.  We believe that all of these components together form a foundation for sound internal control through directed leadership, shared values and a culture that emphasizes accountability for control.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2008, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2008, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

As of the end of the period covered by the Annual Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by the Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

(c) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors are elected at the annual meeting of shareholders and hold office for one year and until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board. We have not entered into any employment agreements with our executive officers.

Name	Age	Position	Date to Start

Chen, Quan Long	48	President, Chief Executive Officer and Chairman	June 1, 2006
Wang, Zhi Xiong	32	Chief Financial Officer	April 18, 2008
Zhao, Li Li	36	Director	June 22, 2006

Chen, Quan Long - President, Chief Executive Officer and Chairman

Mr. Chen, Quan Long, 48, obtained a Master of Business Administration degree at Beijing University. His prior work experience is primarily in corporate. He was chairman of Fei Huan Group, a corporation organized and existing under the laws of the Peoples' Republic of China ("Fei Huan Group"), from October 1988 to December 2001. Since January 2002, he was Chairman of Fei Huan Wine, Inc., an affiliate of Fei Huan Group. Mr. Chen’s duties with Fei Huan Group included management of their beverage processing and distribution. Mr. Chen is a member of the Chinese Entrepreneurial Association.

Wang, Zhi Xiong - Chief Financial Officer

Mr. Wang is a certified accountant in China and has approximately 10 years of accounting experience in manufacturing and general corporate management. Mr. Wang is presently and for the past two years has been the Chief Financial Officer for Zhong Jiao Jian Project Consulting Co. in the Peoples Republic of China.  Mr. Wang's prior work experience includes one year at Guo Feng Advertising Co. as an accounting manager, and five years at Guo Rui Electronic Material Co. Ltd. where he functioned as a senior accountant. Mr. Wang received his Bachelor degree in accounting and auditing at Hua Bei Aeronautical College in 1999.

Zhao, Li Li - Director

Ms. Zhao, Li Li has approximately 10 years of experience in sales management. Her experience includes sales management, corporate restructuring, and human resources management.

Ms. Zhao was a deputy general manager for Fei Huan Winery Holding Co. in P. R. China where she had worked for the period from 2003 to 2006. Prior work experience includes four years at Fei Huan Group where she functioned as a sales manager. Currently, Ms. Zhao is also the general manager for Jiangxi Taina Nanfeng Orange Co., Ltd, our wholly-owned subsidiary.

Ms. Zhao gained her Bachelor degree in Jiang Xi Economic Management College for business management in 1994. Ms. Zhao was awarded the Fuzhou Excellent Entrepreneur of the Year 2007.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2008. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2008, 2007, and 2006, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Chen, Quan Long President, CEO & Chairman	2008	2,823	0	0	0	0	0	0	2,823
	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0
Zhao, Li Li Director	2008	2,823	0	0	0	0	0	0	2,823
	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0
Wang, Zhi Xiong Chief Financial Officer	2008	6,180	0	0	0	0	0	0	6,180

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

As of April 9, 2009, we had 3,659 stockholders of record and 36,129,689 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding.

As of April 9, 2009, we had 3,659 stockholders of record and 36,129,689 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding. The following table sets forth as of April 9, 2009, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Director, nominee and executive officer; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 36,129,689 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding as of April 9, 2009.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF APRIL 9, 2009

Title of Class	Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)

Series A Preferred Stock, $.001 par value	Chen, Quan Long Room 503,Building 53,QianXi District, DaDao Road, NanFeng County, JiangXi, P.R.China 344500	13,150	100%
Series A Preferred Stock, $.001 par value	All directors and executive officers as a group (one person)	13,150	100%

Series B Preferred Stock, $.001 par value	Chen, Quan Long Room 503,Building 53,QianXi District,DaDao Road, NanFeng County, JiangXi,P.R.China 344500	12,100,000	100%
Series B Preferred Stock, $.001 par value	All directors and executive officers as a group (one person)	12,100,000	100%

Common Stock, $.001 par value	Chen, Quan Long Room 503,Building 53,QianXi District,DaDao Road, NanFeng County, JiangXi,P.R.China 344500	665,416	2%

Common Stock, $.001 par value	Zhao, Li Li 223 Xin Zhong St., Xin Jian, Jin Yun County, Zhe Jiang, P.R.China	20,846	**
Common Stock, $.001 par value	All directors and executive officers as a group (three persons)	760,710	2%

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

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Lake & Associates CPA’s LLC (“Lake”), for our audit of the annual financial statements for the years ended December 31, 2008 and 2007. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2008(2)	2007(3)

Audit Fees (1)	$64,000	$40,000
Audit-Related Fees (4)	--	--
Tax Fees (5)	--	--
All Other Fees (6)	--	--
Total Accounting Fees and Services	$64,000	$40,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown in 2008 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2008, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2009.

(3)
The amounts shown in 2007 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2007, and (ii) the review of the financial statements included in our filings on Form 10-QSB for the quarters of 2008.

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

    (a) On December 31, 2008, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of China Fruits Corp. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2008
Statements of Operations - for the years ended December 31, 2008 and 2007
Statements of Cash Flows - for the years ended December 31, 2008 and 2007
Statements of Stockholders’ Equity - for the years ended December 31, 2008 and 2007
Notes to Financial Statements

2. Exhibits

14.1 Code of Ethics *
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1. Section 1350 Certifications of Chief Executive Officer
32.2. Section 1350 Certifications of Chief Financial Officer

*Previously Filed

(b)	Reports on Form 8-K

(1)
On January 28, 2008, we filed a current report on Form 8-K to announce the approval from the Chinese government in connection with the incorporation of a wholly-owned subsidiary Tai Na International Fruits (Beijing) Co. Ltd. ("Tai Na International"), which is located in Beijing, People's Republic of China.

(2)
On April 23, 2008, we filed a current report on Form 8-K to announce the appointment of Mr. Wang, Zhi Xiong as Chief Financial Officer and to announce the resignation of Ms. Huang, Xiao Tun as Chief Financial Officer.

(3)
On July 11, 2008 and July 17, 2008, we filed a current report amendment on Form 8-K to amend an 8-K/A previously filed on April 12, 2007. The terms of the acquisitions were modified before closing and set up as an asset purchase. Pursuant to the Amended Letter of Intent on Assets Reorganization (the “LOI”) with Royal NanFeng Orange Science & Technology Co., Ltd. (“Royal”), a corporation organized under the laws of the Peoples’ Republic of China and owned by Mr. Chen, Quan Long, President of the Registrant, as of December 31, 2007, the assets acquired from Royal consisted of equipment of approximately $290,000, building of approximately $535,000 and land of approximately $368,000.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

China Fruits Corporation

Date: April 9, 2009	By:	/s/ Chen, Quan Long
Chen, Quan Long
President