Form 10-Q
period 2009-03-31
China Fruits Corportion
filed 2009-05-15
CIK 1029802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended March 31, 2009

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

(86794) 326-6199
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Number of shares of common stock outstanding as of May 12, 2009: 36,129,689
Number of shares of preferred stock outstanding as of May 12, 2009:
Series A, par value $.001 -       13,150
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

ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	4

Unaudited Condensed Consolidated Statements of Operations - For the Three Months Ended March 31, 2009 and 2008	5

Unaudited Condensed Consolidated Statements of Cash Flows - For the Three Months Ended March 31, 2009 and 2008	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

CHINA FRUITS CORPORATION
Condensed Consolidated Balance Sheets
As of March 31, 2009 and December 31, 2008
(Expresed in US Dollars, except for number of shares)

ASSETS	Unaudited	Audited
	March 31. 2009	December 31,2008
CURRENT ASSETS
Cash and cash equivalents	$433,658	$97,961
Accounts receivable, trade	122,967	322,184
Receivable from a third party	363,610	314,576
Related party receivable	-	-
Inventories	278,633	272,991
Prepayment	36,332	56,612
Employee advance	-	819
Refundable VAT tax	-	216,779
Refundable income tax	-	4,130
TOTAL CURRENT ASSETS	1,235,200	1,286,052

PLANT AND EQUIPMENT, NET	2,048,170	2,114,278

OTHER ASSETS	20,808	10,436

TOTAL ASSETS	$3,304,178	$3,410,766

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$27,579	$11,352
Notes payable	548,574	548,679
Customer deposit	-	298,873
Accrued liabilities and payroll tax liabilities	236,844	120,207
TOTAL CURRENT LIABILITIES	812,997	979,111

LONG-TERM LIABILITIES
Due to stockholders	257,082	222,082
TOTAL LONG_TERM LIABILITIES	257,082	222,082

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized
13,150 shares issued and outstanding	13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized
12,100,000 shares issued and outstanding	12,100	12,100
Common stock, par value $.001, 100,000,000 shares authorized,
36,129,689 shares issued and outstanding	36,129	36,129
Additional paid-in capital	2,938,540	2,938,540
Statutory reserve	16,805	16,805
Accumulated other comprehensive income (loss)	163,473	163,939
Accumulated deficits	(932,961)	(957,953)
TOTAL STOCKHOLDERS' EQUITY	2,234,099	2,209,573

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,304,178	$3,410,766

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2009 and 2008
(Expresed in US Dollars, except for number of shares)
	For the three months ended
	March 31, 2009	March 31, 2008
REVENUES:
Sales	$622,470	$424,726
Cost of goods sold - third party	(428,350)	(312,205)
GROSS PROFIT	194,120	112,521

OPERATING EXPENSES:
Selling and marketing	78,335	62,614
Professional and legal expenses	20,550	64,175
General and administrative	127,626	66,373
TOTAL OPERATING EXPENSES	226,511	193,162

OPERATING LOSS	(32,391)	(80,641)

OTHER INCOME:
Interest income	38	27
Interest expenses	(4,226)	-
Government grant	61,571	8,197
Other	-	-
TOTAL OTHER INCOME (EXPENSES)	57,383	8,224

(LOSS) INCOME FROM OPERATIONS	$24,992	$(72,417)

Income tax expense	-	-

NET (LOSS) INCOME	$24,992	$(72,417)

Other comprehensive income
- Foreign currency translation gain	(466)	60,964

COMPREHENSIVE (LOSS) INCOME	$24,526	$(11,453)

Net income per common share - basic and diluted	**	**

Net income per common share - diluted	**	**

Weighted average number of shares outstanding during the period - basic and diluted	36,129,689	36,129,689

Weighted average number of shares outstanding during the period - diluted	36,129,689	36,129,689

** Less than $.01

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008
	For the three months ended
	March 31, 2009	March 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,992	(72,417)
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	43,337	31,622
Stock based compensation	-	58,125
(Increase) decrease in operating assets:
Accounts receivable	199,153	23,777
Inventories	(5,693)	(15,505)
Other assets	110	-
Prepaid expenses and other current assets	39,032	(14,800)
Increase (decrease) in operating liabilities:
Accounts payable	16,229	-
Other payables and accrued liabilities	(17,652)	(48,486)
Tax payable	56,356	(49,306)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	355,864	(86,990)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	3,496	(258,510)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,496	(258,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on Officer Loans	35,000	32,506
Prepayment of shareholder note payable	-	(2,604)
Issuance of Notes Payable	-	21,891
Advance (from) to a third payty	(58,648)	-
Addition in paid-in capital	-	272,499
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(23,648)	324,292

Foreign currency translation adjustment	(15)	60,964

NET INCREASE IN CASH AND CASH EQUIVALENTS	335,697	39,756

CASH AND CASH EQUIVALENTS:
Beginning of period	97,961	27,695

End of period	$433,658	$67,451

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,226	$-
Cash paid for income taxes	$-	$-

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive income	$(15)	$60,964
Common stock issued for services	$-	$58,125

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED March 31, 2009 and 2008
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

 NOTE  1 BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with both generally accepted accounting principles for interim financial information, and the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to our annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2008.

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

CHFR and Tai Na are hereinafter referred to as (the “Company”).

NOTE  3   Recently issued accounting standards

In May 2008, the FASB released SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  SFAS No. 162 will be effective 60 days following the SEC’s approval of the PCAOB amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The Company does not believe SFAS No. 162 will have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.
Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE  4  Government Grant

During the three months ended March 31, 2009 we received a grant from the government the total grant was $61,571.

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

Since the reverse merger was consummated, we have continued operations of Tai Na, a company which is principally engaged in manufacturing, trading and distributing fresh tangerine, non-alcoholic and alcoholic beverages in the PRC. Tai Na is located in Nan Feng County, Jiang Xi Province, a well known agricultural area for tangerine in China. The geographic advantage benefits us with respect to the control of manufacturing cost and product quality. We own two one-storey plants at the same location, the total area of which is approximately 45,800 square feet. We expect the production capacity will reach 6,000 tons in 2009. In order to assist in further expansion in the tangerine markets, we acquired the assets of Royal Nan Feng Orange Science & Technology Co., Ltd. ("Royal"), our former tangerine supplier, in 2007. As of March 31, 2008, the assets acquired from Royal included equipment of approximately $290,000, a building worth approximately $535,000 and land of approximately $368,000. During the three months ended June 30, 2008, we acquired an additional building from Royal valued at approximately $151,000. The transaction was completed in July of 2008.

In 2008, we expanded our sales network by setting up  franchise retail stores for fresh fruits and related products. In order to develop our brand identity efficiently, we planned to acquire or form a joint venture with existing profitable and middle-size retail stores. We would provide the stores with management, supplies, and assist with remodeling in connection with their displays, color and signage to match the franchise requirements. The first franchise store was opened in Beijing in November of 2007. As of March 31, 2009, we have 9 wholly-owned franchise retail stores open, of which 3 stores are located in Beijing, 3 stores are located in Haining (eastern China), and 3 stores are located in Dongguan (southern China). The biggest store has approximately 4,200 square feet and an independent warehouse of approximately 1,200 square feet, which is located at the main street business center of He Ping Li, one of the busiest areas in Beijing.

Our franchise retail stores create a  direct channel between our company and our customers, which will facilitate the process of distribution from our plants to the market, and help us adapt to market shifts and changes in consumer sentiment. In addition to our own products, we also work with  strategic partners to diversify the fruits in our stores and ensure  prompt delivery of products. On August 27, 2008 and August 29, 2008, we established a strategic alliance with Hangzhou Qunfeng Fruit Chain Management Co., Ltd and China National Green Food Industrial Limited Company.

We are devoted to expanding our business in franchise retail stores, and expect to capture greater market share via brand recognition in the near future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

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

Since October 2006 we have been in the business of trading  tangerine products in the PRC.

(a)  Sale of products

We recognize revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. We did not record any product returns for the three months ended March 31, 2009.

(b) Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Inventories

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method. We periodically review historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand. We provide inventory allowances based on excess and obsolete inventories determined principally by customer demand. As of March 31, 2009, we did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

Revenues

Net revenues were $622,470 and $424,726 for the three ended March 31, 2009 and 2008, respectively. The increase of $197,744 or 146% as of March 31, 2009 compared to March 31, 2008, was due primarily to the revenues generated from our new wholly-owned subsidiary in Beijing, called Tai Na International Fruits (Beijing) Co. Ltd. ("Tai Na International"). As part of the developing plan of our business, Tai Na International was incorporated in January of 2008 and started operating during the second quarter of 2008. We recognize revenue when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Our sales arrangements are not subject to warranty in the PRC. We did not record any product returns for the three months ended March 31, 2009.

Tai Na International is devoted to building  our brand name in the Chinese fruit market through setting up a series of franchise retail stores. We believe the franchise retail stores will facilitate the distribution of products from our plants to the market, provide us with a platform to collaborate with  strategic partners and diversify our product line. We expect sales to increase during 2009 as we continue to implement our business plan, by increasing  our franchise retail store locations, and increase our marketing efforts.

Income / Loss

We had a positive net income of $24,992 for the three months ended March 31, 2009, compared to a net loss of $72,417 for the three months ended March 31, 2008. The net income in the first quarter of 2009 was due primarily to the increase in sales revenues as a result of the success in our marketing strategies which in turn helped increase our after-sales services.  After-sales services represented a substantial part of our marketing strategies. The net loss in the comparable period ended March 31, 2008 was due primarily to high operating expenses which included non-cash consulting expenses of $58,125.

We expect to be profitable during fiscal year 2009 due to the continued implementation of our business plan, including the increase in franchise retail store locations, and increased  marketing efforts. However, there can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three months ended March 31, 2009 and 2008 were $226,511 and $193,162 respectively. The increase of $33,349 during the three months ended March 31, 2009 was due primarily to an increase in general and administrative expenses, which were $127,626, compared to $66,373 during the same period ended March 31, 2008. The high general and administrative expenses in the first quarter of 2009 were attributable to our operations in our Beijing subsidiary, which did not commence until the second quarter of 2008.

Cost of Revenue

Cost of revenue included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of revenue items. We had $428,350 in cost of revenue, or approximately 68.8% of revenues, and $312,205 in cost of revenue, or approximately 73.5% of revenues, during the three months ended March 31, 2009 and 2008, respectively. All the cost of revenue was from non-related parties during both periods. The high percentages in both periods were the result of  purchases made for product ingredients through third parties resulting in small price markups. These markups typically range between 5-10%. We expect to lower the cost of sales by collaborating with additional non-related suppliers and negotiating more competitive pricing.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $355,864 for the three months ended March 31, 2009, compared to cash flows of $86,990 used in operating activities for the three months ended March 31, 2008. Positive cash flows from operations for the three months ended March 31, 2009 were due primarily to our positive net income of $24,992, a higher rate of collection on accounts receivable totaling $199,153, and a decrease in prepayment by $39,032. Negative cash flows from operations for the three months ended March 31, 2008 were due primarily to the net loss of $72,417, and a decrease in other payables and accrued liabilities by $48,486. In addition, for the three months ended March 31, 2008, the tax payable decreased by $49,306, compared to an increase in tax payable by $56,356 for the three months ended March 31, 2009.

Cash flows provided by investing activities were $3,496 for the three months ended March 31, 2009, due to the reclassification of our office remodeling fee, compared to cash flows of $258,510 used in investing activities for the three months ended March 31, 2008, which were due primarily to the purchase of property and equipment.

Cash flows used in financing activities were $23,648 for the three months ended March 31, 2009, compared to the cash flows of $324,292 provided by financial activities for the same period ended March 31, 2008.  Negative cash flows from financing activities during the three months ended March 31, 2009 were due primarily to an advance from a third party in the amount of $58,648, partially offset by proceeds from a shareholder note in the amount of $35,000. Positive cash flows from financing activities during the three months ended March 31, 2008 were due primarily to additional paid in capital in the amount of $272,499.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $700,000 for 2009 and 2010.

Overall, we have funded our cash needs from inception through March 31, 2009 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $433,658 on hand as of March 31, 2009. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $700,000 per year starting in 2009. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from this offering will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

	Curtail new product launches

	Limit our future marketing efforts to areas that we believe would be the most profitable.

Demand for the products and services will be dependent on, among other things, market acceptance of our products, the citrus market and beverage market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plan. We manufacture, trade and distribute fresh tangerine, non-alcoholic and alcoholic beverages to retail consumers and wholesale buyers. We plan to strengthen our position in these markets. We also plan to expand our operations through aggressively marketing our products and our concept.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4T. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Quarterly Report.

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

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “General Description of Business” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2008 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Reports on Form 8-K filed in the first quarter of 2009

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: May 12, 2009	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002