Form 10-Q
period 2009-06-30
China Fruits Corportion
filed 2009-08-14
CIK 1029802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended June 30, 2009

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

Number of shares of common stock outstanding as of August 31, 2009: 36,129,689
Number of shares of preferred stock outstanding as of August 31, 2009:
Series A, par value $.001 - 13,150
Series B, par value $.001 - 12,100,000

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-Q under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-Q. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-Q that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheet as of June 30, 2009 and December 31, 2008	4

Unaudited Condensed Consolidated Statements of Operations - For the Three and Six Months Ended June 30, 2009 and 2008	5

Unaudited Condensed Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 2009 and 2008	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Balance Sheet
As of June 30, 2009
(Expresed in US Dollars, except for number of shares)

ASSETS	Unaudited	Audited
	June 30. 2009	December 31,2008
CURRENT ASSETS
Cash and cash equivalents	$104,418	$97,961
Accounts receivable, trade	13,358	322,184
Receivable from a third party	788,302	314,576
Due from related party	351,293	-
Inventories	22,867	272,991
Prepayment	212,415	56,612
Employee advance	-	819
Refundable VAT tax	-	216,779
Refundable income tax	-	4,130
TOTAL CURRENT ASSETS	1,492,653	1,286,052

PLANT AND EQUIPMENT, NET	1,773,840	2,114,278

OTHER ASSETS	49,306	10,436

TOTAL ASSETS	$3,315,799	$3,410,766

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$21,027	$11,352
Loan and related party payable	95,142	-
Notes payable	680,630	548,679
Customer deposit	-	298,873
Accrued liabilities and payroll tax liabilities	41,395	120,207
TOTAL CURRENT LIABILITIES	838,194	979,111

LONG-TERM LIABILITIES
Due to stockholders	307,446	222,082
TOTAL LONG_TERM LIABILITIES	307,446	222,082

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized
13,150 shares issued and outstanding	13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized
12,100,000 shares issued and outstanding	12,100	12,100
Common stock, par value $.001, 100,000,000 shares authorized,
36,129,689 shares issued and outstanding	36,129	36,129
Additional paid-in capital	2,938,540	2,938,540
Statutory reserve	16,805	16,805
Accumulated other comprehensive income (loss)	164,914	163,939
Accumulated deficits	(998,342)	(957,953)
TOTAL STOCKHOLDERS' EQUITY	2,170,159	2,209,573

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,315,799	$3,410,766

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Statements of Operations
Three and Six Months Ended June 30, 2009 and 2008
(Expresed in US Dollars, except for number of shares)

	Six months ended		Three months ended
	6/30/2009	6/30/2008	6/30/2009	6/30/2008
REVENUES:
Sales	$850,984	$546,751	$294,887	$293,749
Cost of goods sold - third party	(573,987)	(401,850)	(184,614)	(230,213)
Total Cost of Revenues	(573,987)	(401,850)	(184,614)	(230,213)
GROSS PROFIT	276,997	144,901	110,273	63,536

OPERATING EXPENSES:
Selling and marketing	115,490	70,774	71,445	29,302
Professional and legal expenses	41,464	148,529	20,914	64,175
General and administrative	241,768	108,388	177,339	30,318
TOTAL OPERATING EXPENSES	398,722	327,691	269,698	123,795

GAIN(LOSS) FROM CONTINUING OPERATIONS	(121,725)	(182,790)	(159,425)	(60,259)

OTHER INCOME:
Interest income	278	43	240	27
Interest expenses	(7,830)	-	(3,604)	-
Government grant	93,798	142,898	32,227	8,197
Other	-	(4,387)	-	(1,768)
TOTAL OTHER INCOME (EXPENSES)	86,246	138,554	28,863	6,456

GAIN(LOSS) FROM CONTINUING OPERATIONS BEFOR INCOME TAXES	$(35,479)	$(44,236)	$(130,562)	$(53,803)

Income tax expense	6,492	-	6,492	-

NET EARNING(LOSS) FROM CONTINUING OPERATIONS	$(41,971)	$(44,236)	$(137,054)	$(53,803)

NET EARNING(LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$1,582	$54,657	$71,673	$73,271

Other comprehensive income
- Foreign currency translation gain	$975	103,206	$1,441	60,964

COMPREHENSIVE (LOSS) INCOME	$(39,414)	$113,627	$(63,940)	$80,432

Earnings(loss) per share:
Continuing operations- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Discontinued operations- basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding during the period - basic and diluted	36,129,689	36,129,689	36,129,689	36,129,689

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
Three and Six Months Ended June 30, 2009 and 2008

	Six months ended
	6/30/2009	6/30/2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(40,390)	10,421
(Add) deduct (loss) earnings from discontinued operations	$1,582	54,657
Net income (loss) from continuing operations	$(41,972)	(44,236)

Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	10,181	81,870
Stock based compensation	-	116,250
(Increase) decrease in operating assets:
Accounts receivable	308,913	23,777
Inventories	250,200	33,534
Account receivable- related party	(351,247)	-
Other assets	(38,861)	-
Prepaid expenses and other current assets	(628,484)	(190,332)
Increase (decrease) in operating liabilities:
Accounts payable	9,669	(697)
Other payables and accrued liabilities	(328,665)	196,490
Customer deposit
Tax payable	171,844	(49,306)
Value added tax payable	-
Operating cash flow from discontinued operations	1,582	54,657
NET CASH PROVIDED BY OPERATING ACTIVITIES	(636,840)	222,007

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal(Purchase) of property and equipment	331,048	(399,724)
NET CASH USED IN INVESTING ACTIVITIES	331,048	(399,724)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Payments) on Officer Loans	131,718	132,960
Prepayment of shareholder note payable	-	(417,010)
Loan from related party	180,493	-
Addition in paid-in capital	-	614,487
NET CASH PROVIDED BY FINANCING ACTIVITIES	312,211	330,437

Foreign currency translation adjustment	38	103,206

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,457	255,926

CASH AND CASH EQUIVALENTS:
Beginning of period	97,961	27,695

End of period	$104,418	$283,621

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,830	$-
Cash paid for income taxes	$6,492	$-

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive income	$38	$103,206
Common stock issued for services	$-	$116,250

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 and 2008
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

NOTE  2ORGANIZATION AND BUSINESS BACKGROUND

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. SFAS No. 166 amends SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and the Extinguishments of Liabilities, and seeks to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about transfers of financial assets; the effects of the transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is effective for interim and annual reporting periods beginning after November 15, 2009. The Company has not completed its evaluation, but does not expect the adoption of SFAS No. 166 will have a material impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States of America. SFAS No. 168 is effective for interim and annual reporting periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 will have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly . FSP No. SFAS 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. SFAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. SFAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. SFAS 157-4 will have a material effect on its financial statements.

In April 2009, the FASB issued FSP No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. SFAS 115-2”). FSP No. SFAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and non-credit components of impaired debt securities that are not expected to be sold. FSP No. SFAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP No. SFAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption of FSP No. SFAS 115-2 will have a material effect on its financial statements.

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

NOTE  4  Related Party Transaction
During the six months ended June 30, 2009, stockholders of the corporation advanced the company in total amount of $180,493. The advance is payable on demand.

NOTE  5  Discontinued Operation:

In June 8, 2009, the company entered an agreement with a related party to sell the company’s wine production line. Pursuant to the agreement, the wine production line was sold in amount of $450,826 (3,080,000rmb), with $99,537 (680,000RMB) in cash as the first installment paid before June 13, 2009 and the rest be paid before August 31, 2009. The company’s historical consolidated financial statements have been recast to account for this discontinued operations for all periods presented.
The following table summarizes the results of operations related to the discontinued operations for the six months ended June 29, 2008:

	Six month ended
	June 30, 2009	June 30, 2008
Revenue	$104,428	425,132
Cost and expenses	102,846	370,475
Income from discontinued operations, net of income taxes	$1,582	$54,657

NOTE  6  Government loan
During the six months ended June 30, 2009, the company borrowed two loans in total amount of $131,178 (900,000RMB) from local government. These loans bear no interest and will be paid back before November 30, 2012 and November 30, 2013, respectively.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion and acquisition strategy, our ability to achieve operating efficiencies, our dependence on network infrastructure, capacity, telecommunications carriers and other suppliers, industry pricing and technology trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully manufacture, sell and distribute Nan Feng tangerine through our franchise retail stores on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.
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

Since the reverse merger was consummated, we have continued operations of Tai Na, a company which is principally engaged in manufacturing, trading and distributing fresh tangerine, non-alcoholic and alcoholic beverages in the PRC. Tai Na is located in Nan Feng County, Jiang Xi Province, the well known agricultural area for tangerine in China. The geographic advantage benefits us with respect to the control of manufacturing cost and product quality. We have two self-owned one-storey plants at the same location, total area of which is approximately 45,800 square feet. We expect the production capacity will reach 6,000 tons in 2008. In order to assist in further expansion in the tangerine markets, we acquired the assets of Royal Nan Feng Orange Science & Technology Co., Ltd. ("Royal"), our former tangerine supplier, in 2007. As of June 30, 2008, the assets acquired from Royal included equipment of approximately $290,000, building of approximately $535,000 and land of approximately $368,000. During the three months ended June 30, 2008, we acquired additional building of approximately $151,000 from Royal. The transaction was completed in July of 2008.

In 2008, we expanded our sales network by setting up the franchise retail stores for fresh fruits and related products. We also relocated our headquarters to Beijing, which we believe will have a positive effect on our corporate image and marketing strategy. In order to create our brand identity efficiently, we plan to acquire or joint venture with the existing profitable and middle-size retail stores. We will provide the stores with management, supplies, as well as the remodeling in connection with display, color and sign to match the franchise requirements. The first franchise store was opened in Beijing in November of 2007. The biggest store has approximately 4,200 square feet and independent warehouse of approximately 1,200 square feet, which is located at the main street business center of He Ping Li, one of the busy areas in Beijing. As of June 30, 2009, the number of our franchise retail stores decreased to 9 due to current difficulty in economy.

The franchise retail stores build up the direct channel between the end users and us, which will facilitate the process from our plants to the markets, benefit us in adjusting our business strategies when market changes. In addition to our own products, we also work with our strategic partners to diversify the fruits in our store and ensure the prompt delivery. We expect that we will expand our business in franchise retail stores to obtain more market shares via brand recognition after the current economic climate turns positive.

In addition, in order to focus on the development of our fruit franchising business and establish a Nanfeng Tangerine Industrial Center, we have decided to discontinue our alcoholic beverage production business.  Management has decided that in China, alcoholic beverage production is a saturated business with limited growth potential.  As a result, on June 8, 2009, we entered into an Equipment and Inventory Sales Agreement (the “Agreement”) with Nanfeng Huaxia Wuqiannian Ecological Wine Village Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“Huaxia”), pursuant to which we have agreed to sell all of its equipment in connection with alcoholic beverage production (the “Equipment”) and the inventory of alcoholic beverage (the "Inventory") to Huaxia in exchange for a payment of approximately $450,000 (RMB 3,080,000). The payments will be made in full by Huaxia on or before August 31, 2009.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

Revenues

We had net revenues of $294,887 and $850,984 for the three and six months ended June 30, 2009, respective, increasing by $1,138, or less than 1%, and by 304,233, or 55.64%, compared to the net revenues of $293,749 and $546,751 for the three and six months ended June 30, 2008. Our revenues were generated from our wholly-owned subsidiary in Beijing, called Tai Na International Fruits (Beijing) Co. Ltd. ("Tai Na International"), which was incorporated in January of 2008 and started operating during the second quarter of 2008. The establishment of Tai Na International is part of the developing plan of our business.

We recognize revenue when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectibility is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns for the three months ended June 30, 2009.

Tai Na International will be devoted to build up our brand name in China fruit market through setting up a series of franchise retail stores. We believe the franchise retail stores will facilitate the process from our plants to the markets, provide us with the platform to collaborate with other strategic partners and diversify our products. We expect sales to increase during the second half of 2009 as the recovery of current economy, and our moves toward implementing our business plan, including the increase in franchise retail stores, the increase in marketing budgets

Income / Loss

We had net (loss) from continuing operation of $(137,054) and $(53,803) for the three months ended June 30, 2009 and 2008, respectively. The net loss from continuing business is due primarily to the operating cost growth in Tai Na International.

We had net income of $71,673 and $73,271 from discontinued operation for the three months ended June 30, 2009 and 2008, respectively. We discontinued our alcoholic beverage production business in June 2009 because alcoholic beverage production was considered as the saturated business with limited growth potential.

We had net (loss) from continuing operation of $(41,971) and $(44,236) for the six months ended June 30, 2009 and 2008, respectively. The net loss from continuing business is due primarily to the operating cost growth in Tai Na International.

We had net income of $1,582 and $54,657 from discontinued operation for the six months ended June 30, 2009 and 2008, respectively. We discontinued our alcoholic beverage production business in June 2009 because alcoholic beverage production was considered as the saturated business with limited growth potential.

We expect to be profitable during the second half of fiscal year 2009 due to the recovery of current economy, the implementation of our business plan, including the increase in franchise retail stores, and the increase in marketing budgets. However, there can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three months ended June 30, 2009 and 2008 were $269,698 and $123,795, respectively, increasing by $145,903 in the second quarter of 2009. The high operating expenses during the three months ended June 30, 2009 were due primarily to selling and marketing, general and administrative expenses of $248,784, compared to $59,620 during the same period ended June 30, 2008.

Operating expenses for the six months ended June 30, 2009 and 2008 were $398,722 and $327,691 respectively, increasing by $71,031 during the six months ended June 30, 2009. The high operating expenses during the six months ended June 30, 2009 were due primarily to   selling and marketing, general and administrative expenses of $357,258, compared to $179,162 during the six months ended June 30, 2008.

Cost of Revenue

Cost of revenue included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of revenue items. We had $184,614 in cost of revenue, or approximately 62.6% of revenues, and $230,213 in cost of revenue, or approximately 75% of revenues, during the three months ended June 30, 2009 and 2008, respectively. We had $573,987 in cost of revenue, or approximately 67.45% of revenues, and $401,850 in cost of revenue, or approximately 73.5% of revenues, during the six months ended June 30, 2009 and 2008, respectively.

All the cost of revenue was from non-related parties in both periods. The high percentages in both periods were due to purchasing some of our ingredients through third parties resulting in small price markups. These markups typically range between 5-10%. We expect to continue to lower the cost of sales by collaborating with more non-related suppliers.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by (used in) operating activities were $(636,840) and $222,007 for the six months ended June 30, 2009 and 2008, respectively. Negative cash flows from operations for the six months ended June 30, 2009 were due primarily to the net loss from continuing operations of $40,390,  the increase in accounts receivable by $351,247, the increase in prepaid expenses and other current assets by $628,484, and the decrease in other payables and accrued liabilities by $328,665. Positive cash flows from operations for the six months ended June 30, 2008 were due primarily to the net income from discontinued operation and the increase by $196,490 in other payables and accrued liabilities.

Cash flows provided by investing activities were $331,048 for the six months ended June 30, 2009 due primarily to disposal of property and equipment in connection with alcoholic beverage production, the saturated business discontinued in June 2009. Comparatively, we had cash flows of $399,724 used in investing activities during the six months ended June 30, 2008, due primarily to the purchase of property and equipment.

Cash flows provided by financing activities were $312,211 and $330,437 for the six months ended June 30, 2009 and 2008, respectively..  Positive cash flows from financing activities during the six months ended June 30, 2009 were due primarily to proceeds from officer loans in the amount of $131,718 and a loan from a related party in the amount of $180,493. Positive cash flows from financing activities during the six months ended June 30, 2008 were due primarily to additional paid in capital in the amount of $614,487 and proceeds from officer loans in the amount of $132,960, offset by the repayment of $417,010.

We project that we will need additional capital to fund operations over the next 6 months. We anticipate we will need an additional $700,000 per year  in 2010 and 2011.

Overall, we have funded our cash needs from inception through June 30, 2009 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $104,418 on hand as of June 30, 2009. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $700,000 per year starting in 2009. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer; and

•           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of Consolidated Financial Statements in accordance with generally accepted accounting principles and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management of the issuer; and

•           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the Consolidated Financial Statements.

As of the end of the period covered by the Quarterly Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2008.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Offshore Subscription Agreement between the Registrant and Ms. Ning, Fen, we issued 1,750,000 common shares to Ms. Ning, Fen at $0.20 per share for an aggregate price of $350,000.  The proceeds from this offering will be used as the registered capital required under Chinese law to incorporate a new subsidiary in Beijing China which was approved by the Chinese government on January 22, 2008.  Please refer to the Current Report on Form 8-K filed with the commission on January 28, 2008 which is hereby incorporated by reference for details on the Beijing subsidiary.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation S. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offeree was a sophisticated investor familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management; (8) the sale was made offshore to a Chinese national.

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
32.2            Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K filed in the second quarter of 2009

(1)
On May 20, 2009, we filed a current report in Form 8-K to announce an Offshore Subscription Agreement with Ms. Ning, Fen  in connection with a purchase of one million and seven hundred fifty thousand shares (1,750,000) of restricted common stock of the Company.

(2)
On June 12, 2009, we filed a current report in Form 8-K to announce an Equipment and Inventory Sales Agreement with Nanfeng Huaxia Wuqiannian Ecological Wine Village Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China to discontinue our alcoholic beverage production business.

(3)	On June 15, 2009, we filed an amendment to current report in Form 8-K/A to amend the current report in Form 8-K filed on June 12, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: August 13, 2009	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002