Form 10-Q
period 2009-09-30
China Fruits Corportion
filed 2009-11-13
CIK 1029802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934:

For the Quarterly Period ended September 30, 2009

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

Number of shares of common stock outstanding as of November 11, 2009: 36,129,689
Number of shares of preferred stock outstanding as of November 11, 2009:
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

ITEM 1.CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	4

Unaudited Condensed Consolidated Statements of Operations - For the Three and Nine Months Ended September 30, 2009 and 2008	5

Unaudited Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 2009 and 2008	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Balance Sheet
As of September 30, 2009 and December 31, 2008
(Expresed in US Dollars, except for number of shares)

ASSETS	Unaudited	Audited
	September 30. 2009	December 31,2008
CURRENT ASSETS
Cash and cash equivalents	$121,811	$97,961
Accounts receivable, trade	185	322,184
Receivable from a third party	664,167	314,576
Inventories	23,299	272,991
Prepayment	858,022	56,612
Employee advance	-	819
Refundable VAT tax	-	216,779
Refundable income tax	-	4,130
TOTAL CURRENT ASSETS	1,667,484	1,286,052

PLANT AND EQUIPMENT, NET	1,719,195	2,114,278

OTHER ASSETS	60,511	10,436

TOTAL ASSETS	$3,447,190	$3,410,766

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$17,281	$11,352
Loan and related party payable	48,811	-
Notes payable	900,571	548,679
Customer deposit	-	298,873
Income Taxes Payable	-	-
Accrued liabilities and payroll tax liabilities	98,017	120,207
TOTAL CURRENT LIABILITIES	1,064,680	979,111

LONG-TERM LIABILITIES
Due to stockholders	327,096	222,082
TOTAL LONG_TERM LIABILITIES	327,096	222,082

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized
13,150 shares issued and outstanding	13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized
12,100,000 shares issued and outstanding	12,100	12,100
Common stock, par value $.001, 100,000,000 shares authorized,
36,129,689 shares issued and outstanding	36,129	36,129
Additional paid-in capital	2,938,540	2,938,540
Statutory reserve	16,805	16,805
Accumulated other comprehensive income (loss)	165,918	163,939
Accumulated deficits	(1,114,091)	(957,953)
TOTAL STOCKHOLDERS' EQUITY	2,055,414	2,209,573

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,447,190	$3,410,766

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2009 and 2008
(Expresed in US Dollars, except for number of shares)

	Nine months ended		Three months ended
	9/30/2009	9/30/2008	9/30/2009	9/30/2008
REVENUES:
Sales	$1,037,651	$849,675	$186,667	$302,924
Cost of goods sold - third party	(686,712)	(601,207)	(112,725)	(199,357)
Cost of goods sold - related party	-	-	-	-
Total Cost of Revenues	(686,712)	(601,207)	(112,725)	(199,357)
GROSS PROFIT	350,939	248,468	73,942	103,567

OPERATING EXPENSES:
Selling and marketing	149,463	83,878	33,973	13,104
Professional and legal expenses	64,514	225,204	23,050	76,675
General and administrative	382,395	230,871	140,627	122,483
TOTAL OPERATING EXPENSES	596,372	539,953	197,650	212,262

GAIN(LOSS) FROM CONTINUING OPERATIONS	(245,433)	(291,485)	(123,708)	(108,695)

OTHER INCOME:
Interest income	436	176	158	133
Interest expenses	(13,062)	-	(5,232)	-
Gain on disposal(PPE)	4,909	-	4,909	-
Government grant	104,783	165,863	10,985	22,965
Other	12,409	(8,968)	12,409	(4,581)
TOTAL OTHER INCOME (EXPENSES)	109,475	157,071	23,229	18,517

GAIN(LOSS) FROM CONTINUING OPERATIONS BEFOR INCOME TAXES	$(135,958)	$(134,414)	$(100,479)	$(90,178)

Income tax expense	6,580	-	88	-

NET EARNING(LOSS) FROM CONTINUING OPERATIONS	$(142,538)	$(134,414)	$(100,567)	$(90,178)

NET EARNING(LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$(13,600)	$51,540	$(15,182)	$(3,117)

Other comprehensive income
- Foreign currency translation gain	$1,979	122,390	$1,004	19,184

COMPREHENSIVE (LOSS) INCOME	$(154,159)	$39,516	$(114,745)	$(74,111)

Earnings(loss) per share:
Continuing operations- basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Continuing operations - diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Discontinued operations- basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Discontinued operations- diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	36,129,689	36,129,689	36,129,689	36,129,689

Weighted average number of shares outstanding during the period - diluted	36,129,689	36,129,689	36,129,689	36,129,689

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 2009 and 2008

	Nine months ended
	9/30/2009	9/30/2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(159,060)	(82,874)
(Add) deduct (loss) earnings from discontinued operations	$(13,600)	51,540
Net income (loss) from continuing operations	$(145,460)	(134,414)

Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	74,369	117,715
Common stock issued for services	-	174,375
(Increase) decrease in operating assets:
Accounts receivable	322,113	23,777
Inventories	249,801	(10,713)
Other assets	(51,512)	-
Prepaid expenses and other current assets	(1,149,344)	(482,448)
Increase (decrease) in operating liabilities:
Accounts payable	5,917	-
Other payables and accrued liabilities	(271,639)	429,749
Tax payable	171,384	(49,306)
Operating cash flow from discontinued operations	(13,600)	51,540
NET CASH PROVIDED BY OPERATING ACTIVITIES	(807,971)	120,275

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(128,565)	(450,510)
Proceeds from sale of property	450,826	-
NET CASH USED IN INVESTING ACTIVITIES	322,261	(450,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (Payments) on Officer Loans	153801	154,257
Proceeds from Notes Payable	900,571	-
Payments on Notes Payable	(549,293)	(538,017)
Addition in paid-in capital	4,391	614,487
NET CASH PROVIDED BY FINANCING ACTIVITIES	509,470	230,727

Foreign currency translation adjustment	90	122,390

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,850	22,882

CASH AND CASH EQUIVALENTS:
Beginning of period	97,961	27,695

End of period	$121,811	$50,577

Supplemental disclosures of cash flow information:
Cash paid for interest	$13,062	-
Cash paid for income taxes	$6,580	-

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive income	$90	$122,390
Common stock issued for services	$-	$174,375

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
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

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)
In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.
As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Subsequent Events
(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)
SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets
 (Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)
FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Noncontrolling Interests
(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)
SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e. book value can go negative).
The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended
(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)
SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

CHINA FRUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE  4  Related Party Transaction
During the nine months ended September 30, 2009, stockholders of the corporation advanced the company in total amount of $180,493. The advance is payable on demand.

NOTE  5  Discontinued Operation
In June 8, 2009, the company entered an agreement with a third party to sell the company’s wine production line. Pursuant to the agreement, the wine production line was sold in amount of $450,826 (3,080,000rmb), with $99,537 (680,000RMB) in cash as the first installment paid before June 13, 2009 and the rest be paid before August 31, 2009. The company’s historical consolidated financial statements have been recast to account for this discontinued operations for all periods presented.
The following table summarizes the results of operations related to the discontinued operations for the nine months ended September 30, 2009:

	Nine months ended
	September 30, 2009	September 30, 2008
Revenue	$104,415	579,405
Cost and expenses	102,846	527,865
Income (loss) from discontinued operations, net of income taxes	$(13,599)	$51,540
Gain from disposal of property and equipment	18,784	-

NOTE  6  Government loan

During the nine months ended September 30, 2009, the company borrowed four loans in total amount of $461,268 (3,150,000RMB) from local government. These loans bear no interest and will be paid back before November 30, 2012 and November 30, 2013, respectively.

NOTE 7 Notes Payable
During the nine months ended September 30, 2009 the company borrowed from a local bank $439,303 (3,000,000 RMB) The note is payable on July 20, 2010.  Interest is payable monthly at an annual rate of 5.841%

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Since the reverse merger was consummated, we have continued operations of Tai Na, a company which is principally engaged in manufacturing, trading and distributing fresh tangerine, non-alcoholic and alcoholic beverages in the PRC. Tai Na is located in Nan Feng County, Jiang Xi Province, the well known agricultural area for tangerine in China. The geographic advantage benefits us with respect to the control of manufacturing cost and product quality. We have two self-owned one-storey plants at the same location, total area of which is approximately 45,800 square feet. We expect the production capacity will reach 6,000 tons in 2008. In order to assist in further expansion in the tangerine markets, we acquired the assets of Royal Nan Feng Orange Science & Technology Co., Ltd. ("Royal"), our former tangerine supplier, in 2007. As of September 30, 2008, the assets acquired from Royal included equipment of approximately $290,000, building of approximately $535,000 and land of approximately $368,000. During the three months ended September 30, 2008, we acquired additional building of approximately $151,000 from Royal. The transaction was completed in July of 2008.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

Revenues

Net revenues were $73,942 and $103,567 for the three months ended September 30, 2009 and 2008, respectively. The decrease of $29,625 or 28.61 % as of September 30, 2009 compared to September 30, 2008, were due primarily to the discontinuation our alcoholic beverage production business.

Net revenues were $350,939 and 248,468 for the Nine Months ended September 30, 2009 and 2008, respectively. The increase of $102, 471or 41.24% as of September 30, 2009 compared to September 30, 2008, were due primarily to the revenues generated from our former wholly-owned subsidiary in Beijing, called Tai Na International Fruits (Beijing) Co. Ltd. ("Tai Na International") which was incorporated in January of 2008 and started operating during the second quarter of 2008. We discontinued operations however in June 2009.

We recognized revenue when persuasive evidence of a sale existed, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns for the three months ended September 30, 2009.

Income / Loss

We had net (loss) from continuing operation of $(100,567) and $(90,178) for the three months ended September 30, 2009 and 2008, respectively. The net loss from continuing business is due primarily to the operating cost growth in Tai Na International.

We had net (loss) of $(15,182) and $(3,117) from discontinued operation for the three months ended September 30, 2009 and 2008, respectively. We discontinued our alcoholic beverage production business in June 2009 because alcoholic beverage production was considered as the saturated business with limited growth potential.

We had net (loss) from continuing operation of $(142,538) and $(134,414) for the nine months ended September 30, 2009 and 2008, respectively. The net loss from continuing business is due primarily to the operating cost growth in Tai Na International.

We had net (loss) of $(13,600) and net income of $51,540 from discontinued operation for the nine months ended September 30, 2009 and 2008, respectively. We discontinued our alcoholic beverage production business in June 2009 because alcoholic beverage production was considered as the saturated business with limited growth potential.

We expect to be profitable during the second half of fiscal year 2009 due to the recovery of current economy, the implementation of our business plan, including the increase in franchise retail stores, and the increase in marketing budgets. However, there can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three months ended September 30, 2009 and 2008 were $197,650 and $212,262 respectively, a decrease of $14,612. The higher operating expenses during the three months ended September 30, 2008 were due primarily to the professional and legal expense in the amount of $76,675 as opposed to a professional and legal expense of $23,050 for the three months ended September 30, 2009.

Operating expenses for the Nine Months ended September 30, 2009 and 2008 were $596,372 and $539,953 respectively, an increase of $56,419. The high operating expenses during the Nine Months ended September 30, 2009 were due primarily to accrued Selling and Marketing, General and Administrative expenses of $149,563, compared to $83,878 during the Nine Months ended September 30, 2008. It was also due to the accrued General and Administrative expense of $382,395, compared to $230,871 during the Nine Months ended September 30, 2008.

Cost of Revenue

Cost of revenue included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of revenue items. We had $112,725 in cost of revenue, or approximately 60.39% of revenues, and $199,357 in cost of revenue, or approximately 65.81% of revenues, during the three months ended September 30, 2009 and 2008, respectively. We had $686,712 in cost of revenue, or approximately 66.18% of revenues, and $601,207 in cost of revenue, or approximately 70.76% of revenues, during the Nine Months ended September 30, 2009 and 2008, respectively.

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

Liquidity and Capital Resources

Cash flows provided by (used in) operating activities were $(807,971) and $120,275 for the Nine Months ended September 30, 2009 and 2008, respectively. Negative cash flows from operations for the Nine Months ended September 30, 2009 were due primarily to the net loss and an increase in accounts receivable, an increase in the amount of prepaid expenses and other current assets, and a decrease in other payables and accrued liabilities. Positive cash flows from operations for the Nine Months ended September 30, 2008 were due primarily to deprecation, common stock issued for services rendered, and a decrease in the amount of prepaid expenses and other current assets.

Cash flows provided by (used in) investing activities were $322,261 and $(450,510) for the Nine Months ended September 30, 2009 and 2008, respectively, which were due primarily to disposal of property and equipment in 2009 and the purchase of property and equipment in 2008.

Cash flows from (used in) financing activities were $509,470 for the Nine Months ended September 30, 2009, compared to the cash flows provided by financial activities of $230,727 for the same period ended September 30, 2008.  Positive cash flows from financing activities during the Nine Months ended September 30, 2009 were due primarily to proceeds on Officer Loans in the amount of $153,801 and proceeds from a Notes Payable in the amount of $900,571. Positive cash flows from financing activities during the Nine Months ended September 30, 2008 were due primarily from additional paid in capital in the amount of $614,487 and proceeds on Officer Loans in the amount of $154,257.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $700,000 for 2010 and 2011.

Overall, we have funded our cash needs from inception through September 30, 2009 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $121,811 on hand as of September 30, 2009. Currently, we have enough cash to fund our operations for about about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $700,000 per year starting in 2009. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Reports on Form 8-K filed in the period

On Form 8-K filed on August 24, 2009, the Registrant announced that Mr. Wang Zhi Xiong resigned as Chief Financial Officer and the Registrant announced the appointment by the Board of Directors of Mr. Wang, Yongcheng as Chief Financial Officer, effective immediately.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: November 11, 2009	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002