Form 10-K
period 2009-12-31
China Fruits Corportion
filed 2010-04-15
CIK 1029802

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2009

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 1-10559

CHINA FRUITS CORP.
(Exact name of small business issuer as specified in its charter)

Nevada	58-2027283
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes [  ]No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]                                No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes [  ]                                No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
Yes [  ]                                No [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	
Non-accelerated filer	(Do not check if a smaller reporting company)
Accelerated filer	
Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [x]

The Registrant’s revenues for its fiscal year ended December 31, 2009 were $1,905,030.

The aggregate market value of the voting stock on April 8, 2010 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $2,118,000 based upon the most recent sales price ($0.056) for such Common Stock on said date April 8, 2010, there were 38,779,689 shares of our Common Stock issued and outstanding, of which approximately 37,821,424 shares were held by non-affiliates.

Number of shares of common stock, par value $.001, outstanding as of April 8, 2010: 38,779,689
Number of shares of preferred stock outstanding as of April 8, 2010:
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

Business Description of the Issuer

Since the reverse merger was consummated, we have continued operations of Tai Na, a company which is principally engaged in manufacturing, trading and distributing fresh tangerine, non-alcoholic and alcoholic beverages in the PRC. Tai Na is located in Nan Feng County, Jiang Xi Province, the well known agricultural area for tangerine in China. The geographic advantage benefits us with respect to the control of manufacturing cost and product quality. We have two self-owned one-storey plants at the same location, total area of which is approximately 45,800 square feet. We expect the production capacity will reach 6,000 tons in 2008. In order to assist in further expansion in the tangerine markets, we acquired the assets of Royal Nan Feng Orange Science & Technology Co., Ltd. ("Royal"), our former tangerine supplier, in 2007. The transaction was completed in July of 2008. As of September 30, 2008, the assets acquired from Royal included equipment of approximately $290,000, building of approximately $535,000 and land of approximately $368,000. During the three months ended September 30, 2008, we acquired additional building of approximately $151,000 from Royal.

In 2008, we expanded our sales network by setting up the franchise retail stores for fresh fruits and related products. We also relocated our headquarters to Beijing, which we believe will have a positive effect on our corporate image and marketing strategy. In order to create our brand identity efficiently, we plan to acquire or joint venture with the existing profitable and middle-size retail stores. We will provide the stores with management, supplies, as well as the remodeling in connection with display, color and sign to match the franchise requirements. The first franchise store was opened in Beijing in November of 2007. It is our biggest store with approximately 4,200 square feet and independent warehouse of approximately 1,200 square feet, which is located at the main street business center of He Ping Li, one of the busy areas in Beijing. As of December 31, 2009, there were three wholly-owned franchise retail stores opened, two of which located in Beijing and one located in Dongguan, southern China. Some franchise stores were discontinued in 2009 due to the global financial crisis. We believe the decrease in the number of franchise stores in the current economy is necessary for us to control our cost and enhance our operating efficiency.

The franchise retail stores build up the direct channel between the end users and us, which will facilitate the process from our plants to the markets, benefit us in adjusting our business strategies when market changes. In addition to our own products, we also work with our strategic partners to diversify the fruits in our store and ensure the prompt delivery. Even though we are currently suffering economic downturn, we still believe franchise retail stores will benefit us in business expansion. We expect more market shares via brand recognition in the near future.

In addition, in order to focus on the development of our fruit franchising business and establish a Nanfeng Tangerine Industrial Center, we have decided to discontinue our alcoholic beverage production business.  Management has decided that in China, alcoholic beverage production is a saturated business with limited growth potential.  As a result, on June 8, 2009, we entered into an Equipment and Inventory Sales Agreement (the “Agreement”) with Nanfeng Huaxia Wuqiannian Ecological Wine Village Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China (“Huaxia”), pursuant to which we have agreed to sell all of its equipment in connection with alcoholic beverage production (the “Equipment”) and the inventory of alcoholic beverage (the "Inventory") to Huaxia in exchange for a payment of approximately $450,000 (RMB 3,080,000). The payments were paid in full by Huaxia on August 31, 2009.

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

Marketing Strategies

Seeking for Opportunities to Develop International Markets

Our tangerines, known as "Nan Feng tangerine", are popular in the market due to the high quality, benefitting from the natural resources in Nan Feng County, which is a well known agricultural area for tangerines in China. Currently, we primarily market in China and hold a leading position in the Chinese market. However, this position is challenged since China’s accession to WTO in 2001. We believe the open-market policies will lower the barriers to entry, both in Chinese markets and global markets. WTO membership brought with it the opportunity to take advantage of new market access opportunities and new protections now available to China under the rules-based system of the WTO. When China was a non-member of the WTO, China found that exports were often the subject of discriminatory treatment in overseas markets. In addition, as a country with a planned economy to one with marketing economy, China often saw its exporting enterprises were subject to anti-dumping acts. All changed under the protection of WTO. Therefore, we take advantage of the fair markets regulated by WTO and seek for opportunities to develop international markets.

Creating Franchise for Retail Fruit Stores

Even though we are currently suffering through an economic downturn, we still believe franchise retail stores will benefit us in our business expansion. We plan to expand our sales network by setting up more franchise retail stores for fresh fruit and related products when the economy moves upward. In order to create our brand identity efficiently, we plan to acquire or form joint ventures with the existing profitable and middle-size retail stores. We will provide the stores with management, supplies, as well as the remodeling in connection with display, color and sign to match the franchise requirements. The first franchise store was opened in Beijing in November of 2007. The franchise retail stores will help build a direct channel between the end users and us, which will facilitate the process of moving product from our plants to the markets, and benefitting us in our business strategies when markets change.

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

Enhancing Manufacture Capacity

The acquisition of Royal is one of our strategies to enhance manufacturing capacity. Royal has been engaged in the citrus industry since 2002. Subsequent to the acquisition, we now have an additional two-story plant with total area of 66,003 square feet, and a one-story plant with total area of 9,125 square feet. In addition, we invested approximately $300,000 in machinery, office equipment, transportation facilities and other equipment, 90% of which is for a fruit wine production line. We also invested approximately $220,000 in two one-story new plants with total area of 45,800 square feet. The construction was completed in March of 2007. As of December 31, 2007, the assets acquired from Royal included equipment of approximately $290,000, building of approximately $535,000 and land of approximately $368,000. We expect to purchase additional assets during 2010.

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

Employees

We have to make a rational allocation and use of personnel due to the global financial crisis. As of December 31, 2009, we had 46 full-time employees, of which 23 are experienced franchising management personnel.

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

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us, our management or the experts named in this current report.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, most of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside of China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

We face risks related to health epidemics and other outbreaks.

    Our business could be adversely affected by the effects of SARS or another epidemic or outbreak. China reported a number of cases of SARS in April 2004. Any prolonged recurrence of SARS or other adverse public health developments in China may have a material adverse effect on our business operations. For instance, health or other government regulations adopted in response may require temporary closure of our production facilities or of our offices. Such closures would severely disrupt our business operations and adversely affect our results of operations. We have not adopted any written preventive measures or contingency plans to combat any future outbreak of SARS or any other epidemic.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

    We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings from our operations.

The application of the "penny stock" rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

    As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common shares have historically been sporadically or "thinly-traded" on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes, additions or departures of our key personnel, as well as other items discussed under this "Risk Factors" section, as well as elsewhere in this Current Report. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Our corporate actions are substantially controlled by a single stockholder.

Chen, Quan Long currently owns approximately 100% of our outstanding Series A and B Preferred shares, representing a majority of our voting power. This stockholder could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. In addition, because of the percentage of ownership and voting concentration in the principal stockholder, elections of our board of directors will generally be within the control of this stockholder. While all of our shareholders are entitled to vote on matters submitted to our shareholders for approval, the concentration of shares and voting control presently lies with this principal stockholder. As such, it would be extremely difficult for shareholders to propose and have approved proposals not supported by the Chen, Quan Long. There can be no assurances that matters voted upon by the Chen, Quan Long will be viewed favorably by all shareholders of our company.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We may require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

PRC laws and regulations governing our business are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market for Common Equity

Our common stock is quoted on the Electronic Bulletin Board under the symbol, CHFR. Trading of our common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following tables set forth the high and low sale prices for our common stock as reported on the Electronic Bulletin Board for the periods indicated.

Interim Period                                                      Low                      High
Interim period ended March 31, 2010                                              $0.055       $0.055

Fiscal 2009                                                           Low                      High
Quarter ended March 31, 2009                                                          $0.04                $0.12
Quarter ended June 30, 2009                                                             $0.06                $0.165
Quarter ended September 30, 2009                                                  $0.07                $0.17
Quarter ended December 31, 2009                                                   $0.05                $0.095

Fiscal 2008                                                           Low                      High
Quarter ended March 31, 2008                                                         $0.04                 $0.08
Quarter ended June 30, 2008                                                            $0.02                 $0.09
Quarter ended September 30, 2008                                                 $0.04                  $0.13
Quarter ended December 31, 2008                                                  $0.05                  $0.10

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
e)
Sell, convey or otherwise dispose of, or create or incur any mortgage, lien, or charge or encumbrance or security interest in or pledge of, or sell and leaseback, in all or substantially all of our property or business.

f)
Incur, assume or guarantee any indebtedness maturing more than 18 months after the date on which it is incurred, assumed or guaranteed by us, except for operating leases and obligations assumed as part of the purchase price of property.

Number of Holders

As of April 8, 2010, we had 3,640 common shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

As of May 15th, 2009, the Company entered into an Offshore Subscription Agreement with Ms. Ning, Fen (“Ms. Ning”), in order to subscribe to and purchase one million and seven hundred fifty thousand shares (1,750,000) of restricted common stock of CHFR (the “Ning Shares”). Ms. Ning agreed to purchase the Ning Shares at a purchase price of twenty cents (US$.20) per share (aggregate sum of $350,000) (the “Purchase Price”).

Pursuant to the Offshore Subscription Agreement, we issued 1,750,000 common shares to Ms. Ning, Fen at $0.20 per share for an aggregate price of $350,000.  The proceeds from this offering will be used as the registered capital required under Chinese law to incorporate Tai Na International Fruits (Bei Jing) Co. Ltd., a subsidiary located in Beijing China.  Please refer to the Current Report on Form 8k filed with the commission on January 28, 2008 which is hereby incorporated by reference for details on the Beijing subsidiary.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended and Regulation S. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offeree was a sophisticated investor familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management; (8) the sale was made offshore to a Chinese national.

As of January 12th, 2010, the Company entered into an Offshore Subscription Agreement with Mr. Huang, Junjie (“Mr. Huang”), in order to subscribe to and purchase nine hundred thousand shares (900,000) of restricted common stock of CHFR (the “Huang Shares”). Mr. Huang agreed to purchase the Huang Shares at a purchase price of twenty cents (US$.20) per share (aggregate sum of $180,000).

Pursuant to the Offshore Subscription Agreement, we issued 900,000 common shares to Mr. Huang, Junjie at $0.20 per share for an aggregate price of $180,000.  We will use the proceeds from this offering for working capital purposes.  We relied on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended. We made this offering based on the following facts: (1) the issuance was an isolated private transaction which did not involve a public offering; (2) there was only one offeree, (3) the offeree has agreed to the imposition of a restrictive legend on the face of the stock certificate representing the shares indicating the stock cannot be resold unless registered or an exemption from registration is available; (4) the offeree was a sophisticated investor familiar with our company and stock-based transactions; (5) there were no subsequent or contemporaneous public offerings of the stock; (6) the stock was not broken down into smaller denominations; and (7) the negotiations for the sale of the stock took place directly between the offeree and our management.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, our expansion strategy, our ability to achieve operating efficiencies, our dependence on distributors, capacity, suppliers, industry pricing and industry trends, evolving industry standards, domestic and international regulatory matters, general economic and business conditions, the strength and financial resources of our competitors, our ability to find and retain skilled personnel, the political and economic climate in which we conduct operations and the risk factors described from time to time in our other documents and reports filed with the Securities and Exchange Commission (the "Commission"). Additional factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully develop and deliver our products on a timely basis and in the prescribed condition; 2) our ability to compete effectively with other companies in the same industry; 3) our ability to raise sufficient capital in order to effectuate our business plan; and 4) our ability to retain our key executives.

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

Starting from October 2008, the Company commenced the trading of tangerine in the PRC.

(a)           Sale of products

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the year ended December 31, 2009.

(b)         Interest income

Interest income is recognized on a time apportionment basis, taking into account the principal amounts outstanding and the interest rates applicable.

Inventory

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  As of December 31, 2009 and 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Revenues

Gross revenues were $1,905,030 and $1,655,503 for the years ended December 31, 2009 and 2008, respectively, due primarily to sales of fresh fruits and related products, including our signature tangerine. Our sales of non-alcoholic and alcoholic beverages ceased in the second quarter of 2009 as a result of the execution of an Equipment and Inventory Sales Agreement, dated June 8, 2009,  made by us and Nanfeng Huaxia Wuqiannian Ecological Wine Village Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China. We recognize revenue when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns for the year ended December 31, 2009. The increase in gross revenues by $249,527 in 2009 was due primarily to collaboration with the strategic partners. We designated exclusive distributors in different regions. For example, Liaoning Shenyang Yunpeng Fruits Limited ("Yunpeng") is our exclusive distributor within three provinces in Northeast China, through which we sold 2,600 ton tangerines. We expect sales to increase during 2010 as our moves toward implementing our business plan, including the increase in franchise retail stores, the increase in marketing budgets.

Income / Loss

We had a net loss of $246,361 for the year ended December 31, 2009, compared to net income of 161,902 for the year ended December 31, 2008. The net loss in 2009 was because the increase in sales revenues in 2009 was offset by the increase in cost of goods sold, resulting in approximately the same amount of gross profit as in 2008. However, our general and administrative expenses in 2009 increased by $374,272, compared to general and administrative expenses of $309,331 in 2008. In addition, the Government grant decreased to $168,175 in 2009, from 325,088 in 2008.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the years ended December 31, 2009 and 2008 were $1,055,341 and $780,285, respectively. The increase by $275,056 in 2009 was due primarily to the increase in selling and marketing and the increase in general and administrative expenses.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. During the year ended December 31, 2009, we had $1,329,385 in cost of goods sold, or 69.8% of sales revenue, none of which from related party. During the year ended December 31, 2008, we had $1,123,648 in cost of goods sold, or 67.9% of sales revenue, of which $0 was from related party. The slightly higher cost of goods sold as a percentage of revenue during 2009 was due to the increase in our purchase cost. The collaboration with more non-related suppliers will also help us to reduce the risk of concentration.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $253,994 for the year ended December 31, 2009, compared to the cash flows of $50,719 from operations for the year ended December 31, 2008. Negative cash flows from operations in 2009 were due primarily to the net loss of $344,080 from continuing operation, plus the increase in accounts receivable by $38,865, the increase in prepaid expenses and other current assets by $421,018, and the decrease in other payables and accrued liabilities by $131,107, partially offset by the decrease in inventory by $145,818 and the increase in accounts payable and tax payable, which were $151,736 and $242,408, respectively.

The positive cash flow from operations during the year ended December 31, 2008 were due primarily to the net income of $79,777 from continuing operations, plus the non-cash expenses, including depreciation of $179,340, and stock based compensation of $193,750, partially offset by the increase in accounts receivable by $299,612, the increase in inventories by $179,242, and the decrease in tax payable by $231,807.

Cash flows provided by investing activities were $106,030 during the year ended December 31, 2009 due to the disposal of property and equipments. Comparably, we had cash flows of $409,310 used in investing activities in 2008 due primarily to the purchase of property and equipment.

Cash flows provided by financing activities were $496,089 and $425,895 for the years ended December 31, 2009 and 2008, respectively. Cash flows from financing activities in 2009 were due primarily to the third party loans of total $900,676, which consisted of a local bank in total amount of $439,354 (3,000,000RMB), bearing annual interest of 5.841% and due on July 20, 2010, and four loans in total amount of $461,322 (3,150,000RMB) from local government, bearing no interest and paid back before November 30, 2012 and November 30, 2013, respectively. In addition, we had proceeds of $350,000 from the sales of our common stock, which was priced at $.20 per share.

Cash flows from financing activities in 2008 due primarily to a third party loan of $539,726, plus officer loans of $140,085, which are unsecured, non-interest bearing and repayable over 12 months. Additionally, we infused $621,965 as additional paid-in capital.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $500,000 in working capital during 2010 and $700,000 for the two years thereafter.

Overall, we have funded our cash needs from inception through December 31, 2009 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $453,831 on hand and a working capital of $1,142,379 as of December 31, 2009. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $500,000 to sustain operations through year 2010 and approximately $700,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Our success will be dependent upon implementing our plan of operations and the risks associated with our business plans. We manufacture, trade and distribute fresh fruits, including our signature tangerine, to retail consumers and wholesale buyers. We plan to strengthen our position in these markets. We also plan to expand our operations through aggressively marketing our products and our concept.

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $9,915 in fiscal 2009. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	2009	2008

Balance sheet items, except for the registered and paid-up capital as of December 31, 2009 and 2008	USD 0.146:RMB 1	USD 0.147:RMB 1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31, 2009 and 2008	USD 0.146:RMB 1	USD 0.144:RMB 1

ITEM 8. FINANCIAL STATEMENTS

Financial Summary Information

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2009 and 2008

Statements of Operations	For the year ended December 31, 2009	For the year ended December 31, 2008

Revenues	$1,905,030	$1,655,503
Cost of Sales	$(1,329,385)	$(1,123,648)
Gross profit	$575,645	$531,855
Operating expenses	$1,055,341	$780,285
(Loss) from operations	$(479,696)	$(248,430)
Interest expense	$(14,649)	$(136)
Net income (loss)	$(246,361)	$161,902
Net loss per common share	**	**

** Less than $.01

Balance Sheet	As of December 31, 2009

Cash	$453,831
Total current assets	$2,154,474
Other assets	$15,751
Total Assets	$4,131,690
Current liabilities	$1,012,095
Long term liabilities	$796,468
Stockholders’ equity	$2,323,127
Total liabilities and stockholders’ equity	$4,131,690

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Fruits Corporation

We have audited the accompanying consolidated balance sheets of China Fruits Corporation (the “Company”) as of December 31, 2009 and 2008, and related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ending December 31, 2009 and 2008. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Fruits Corporation as of December 31, 2009 and 2008 and the results of its operations and its cash flows for years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has suffered accumulated deficit and negative cash flow from operations that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Lake & Associates CPA’s LLC
Lake & Associates CPA’s LLC
April 12, 2010

CHINA FRUITS CORPORATION
Audited Consolidated Balance Sheet
As of December 31, 2009 and 2008
(Expresed in US Dollars, except for number of shares)

ASSETS	Audited	Audited
	December 31, 2009	December 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$453,831	$97,961
Accounts receivable, trade	361,369	322,184
Receivable from third parties	729,328	314,576
Inventories	127,368	272,991
Prepayment	477,862	56,612
Employee advance	-	819
Refundable VAT tax	3,742	216,779
Refundable income tax	974	4,130
TOTAL CURRENT ASSETS	2,154,474	1,286,052

PLANT AND EQUIPMENT, NET	1,961,465	2,114,278

OTHER ASSETS	15,751	10,436

TOTAL ASSETS	$4,131,690	$3,410,766

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$163,163	$11,352
Loan and related party payable	95,194	-
Notes payable-current portion	439,354	548,679
Customer deposit	83,111	298,873
Accrued liabilities and payroll tax liabilities	231,273	120,207
TOTAL CURRENT LIABILITIES	1,012,095	979,111

LONG-TERM LIABILITIES
Note Payable-Long term	461,322
Due to stockholders	335,146	222,082
TOTAL LONG-TERM LIABILITIES	796,468	222,082

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized,
13,150 shares issued and outstanding	13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized,
12,100,000 shares issued and outstanding	12,100	12,100
Common stock, par value $.001, 100,000,000 shares authorized,
37,879,689 shares issued and outstanding	37,879	36,129
Additional paid-in capital	3,286,790	2,938,540
Statutory reserve	16,805	16,805
Accumulated other comprehensive income (loss)	173,854	163,939
Accumulated deficit	(1,204,314)	(957,953)
TOTAL STOCKHOLDERS' EQUITY	2,323,127	2,209,573

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,131,690	$3,410,766

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Audited Consolidated Statements of Operations
For the years ended December 31, 2009 and December 31, 2008
(Expresed in US Dollars, except for number of shares)

	Years Ended
	12/31/2009	12/31/2008
REVENUES:
Sales	$1,905,030	$1,655,503
Cost of goods sold	(1,329,385)	(1,123,648)
GROSS PROFIT	575,645	531,855

OPERATING EXPENSES:
Selling and marketing	248,674	175,250
Professional and legal expenses	123,064	295,704
General and administrative	683,603	309,331
TOTAL OPERATING EXPENSES	1,055,341	780,285

INCOME(LOSS) FROM CONTINUING OPERATIONS	(479,696)	(248,430)

OTHER INCOME (EXPENSE):
Interest income	579	256
Interest expenses	(14,649)	(136)
Government grant	168,175	325,088
Other	(6,274)	2,999
TOTAL OTHER INCOME (EXPENSES)	147,831	328,207

INCOME(LOSS) FROM CONTINUING OPERATIONS BEFOR INCOME TAXES	$(331,865)	$79,777

Income tax expense	12,215	-

NET INCOME(LOSS) FROM CONTINUING OPERATIONS	$(344,080)	$79,777

NET INCOME(LOSS) FROM DISCONTINUED OPERATIONS	$97,719	$82,125

NET INCOME	$(246,361)	$161,902

Other comprehensive income
- Foreign currency translation gain	9,915	115,089

COMPREHENSIVE (LOSS) INCOME	$(236,446)	$276,991

Earnings(loss) per share:
Continuing operations- basic and diluted	$(0.01)	$0.00

Continuing operations - diluted	$(0.01)	$0.00

Discontinued operations- basic and diluted	$0.00	$0.00

Discontinued operations- diluted	$0.00	$0.00

Weighted average number of shares outstanding during the period - basic and diluted	36,225,579	36,129,689

Weighted average number of shares outstanding during the period - diluted	36,225,579	36,129,689

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Audited Consolidated Statements of Cash Flows
For the years ended December 31, 2009 and December 31, 2008

	Years Ended
	12/31/2009	12/31/2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(246,361)	161,902
(Add) deduct (loss) earnings from discontinued operations	97,719	82,125
Net income (loss) from continuing operations	(344,080)	79,777

Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	48,698	179,340
Stock based compensation	-	193,750
(Increase) decrease in operating assets:
Accounts receivable	(38,865)	(299,612)
Inventories	145,818	(179,242)
Other assets	(5,303)	(10,266)
Prepaid expenses and other current assets	(421,018)	(36,540)
Increase (decrease) in operating liabilities:
Accounts payable	151,736	5,474
Other payables and accrued liabilities	(131,107)	267,719
Tax payable	242,408	(231,807)
Operating cash flow from discontinued operations	97,719	82,125
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(253,994)	50,719

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(439,291)	(409,310)
Proceeds from disposal of property and equipment	545,321
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	106,030	(409,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on Note Payable - Third Party	900,676	539,726
Payment of Note Payable - Third Party	(549,342)	-
Proceed on officer loans (due to stockholders)	113,023	140,085
Payment of Note Payable -Related Party	-	(565,633)
Issuance of Note Payable-Related Party	95,194	-
Advance from (to) a third party	(413,462)	(310,248)
Proceeds for issue of shares	350,000	-
Addition in paid-in capital	-	621,965
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	496,089	425,895

Foreign currency translation adjustment	7,745	2,962

NET INCREASE IN CASH AND CASH EQUIVALENTS	355,870	70,266

CASH AND CASH EQUIVALENTS:
Beginning of period	$97,961	$27,695

End of period	$453,831	$97,961

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,649	$136
Cash paid for income taxes	$12,215	$-

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive income	$7,745	$2,962
Common stock issued for services	$-	$193,750

The accompanying notes are an integral part of these consolidated financial statements

Audited Consolidated Statements of Stockholders Equity
For the period ended December 31, 2009
Expressed in USD
	Number	Par	Series "A"	Number	Par	Series "B"	Number	Par	Common	Additional	Deferred	Accumulated deficit/	Statutory	Accumulated other comprehensive	Total
	of shares	Value:	Preferred Stock	of shares	Value:	Preferred Stock	of shares	Value:	stock	Paid-in Capital	compensation	retained earnings	reserve	income(loss)	Equity
Balance as of December 31, 2007	13,150	0.001	$13	12,100,000	0.001	$12,100	36,129,689	0.001	$36,129	$2,324,053	$(193,750)	$(1,119,855)	$16,805	$48,850	$1,124,345

Additional paid-in capital										614,487					614,487
Amortization of deferred compensation											193,750				193,750
Foreign currency adjustment														115,089	115,089
Net loss for the year												161,902			161,902
Balances as of December 31, 2008	13,150	0.001	$13	12,100,000	0.001	$12,100	36,129,689	0.001	$36,129	$2,938,540	$0	$(957,953)	$16,805	$163,939	$2,209,573

Proceeds from sale of shares							1,750,000	0.001	1,750	348,250					350,000
Foreign currency adjustment														9,915	9,915
Net Income for the period ended December 31, 2009												(246,361)			(246,361)
Balances as of December 31, 2009	13,150	0.001	$13	12,100,000	0.001	$12,100	37,879,689	0.001	$37,879	$3,286,790	$0	$(1,204,314)	$16,805	$173,854	$2,323,127

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Expressed in USD)

1. ORGANIZATION AND BUSINESS BACKGROUND

China Fruits Corporation (the “Company” or “CHFR”) was incorporated in the State of Delaware on January 6, 1993 as Vaxcel, Inc. On December 19, 2000, CHFR changed its name to eLocity Networks Corporation.  On August 6, 2002, CHFR further changed its name to Diversified Financial Resources Corporation.  The principal activities of CHFR is seeking and consummating a merger or acquisition opportunity with a business entity.  On May 12, 2008, CHFR was re-domiciled to the State of Nevada.

On May 31, 2008, CHFR completed a stock exchange transaction with Jiangxi Taina Guo Ye Yon Xian Gong Si (“Tai Na”).  Tai Na was incorporated as a limited liability company in the People’s Republic of China (“PRC”) on October 28, 2005 with its principal place of business in Nanfeng Town, Jiangxi Province, the PRC. Tai Na is principally engaged in manufacturing, trading, and distributing of Nanfeng tangerine, and operating franchise retail stores for fresh fruits through its wholly-owned subsidiary, Tai Na International Fruits (Beijing) Co. Ltd.

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

2.GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2009, the Company had a negative operating cash flow of $253,994 and an accumulated deficit of $1,204,314.  Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2009.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

CHINA FRUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Expressed in USD)

3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The consolidated financial statements include the financial statements of the Company and its subsidiaries.

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

In accordance with guidance issued by the FASB, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.  The Company’s sales arrangements are not subject to warranty.

Starting from October 2008, the Company commenced the trading of tangerine in the PRC.

(a)       Sale of products

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the year ended December 31, 2009.

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

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2009 and 2008, the Company has not recorded an allowance for uncollectible accounts.

●	Inventories

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  As of December 31, 2009 and 2008, the Company did not record an allowance for obsolete inventories, nor have there been any write-offs.

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

CHINA FRUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Expressed in USD)

●	Impairment of long lived assets

In accordance with guidance issued by the FASB, long-lived assets and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of assets to estimated discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets.

●	Comprehensive income (loss)

FASB ASC 220, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income, its components and accumulated balances.  Comprehensive income as defined includes all changes in equity during the year from non-owner sources. Accumulated comprehensive income, as presented in the accompanying consolidated statement of stockholders’ equity consists of changes in unrealized gains and losses on foreign currency translation.  This comprehensive income is not included in the computation of income tax expense or benefit.

●	Income taxes

The Company accounts for income tax using FASB ASC 740 “Accounting for Income Taxes”, which requires the asset and liability approach for financial accounting and reporting for income taxes. Under this approach, deferred income taxes are provided for the estimated future tax effects attributable to temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, and for the expected future tax benefits from loss carry-forwards and provisions, if any. Deferred tax assets and liabilities are measured using the enacted tax rates expected in the years of recovery or reversal and the effect from a change in tax rates is recognized in the consolidated statement of operations and comprehensive income in the period of enactment. A valuation allowance is provided to reduce the amount of deferred tax assets if it is considered more likely than not that some portion of, or all of the deferred tax assets will not be realized.

●	Net loss per share

The Company calculates net loss per share in accordance with FASB ASC 260, “Earnings per Share”.  Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

The Company values its financial instruments as required by FASB ASC 825, “Disclosures about Fair Value of Financial Instruments”.  The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.  The estimates presented herein are not necessarily indicative of amounts that the Company could realize in a current market exchange.

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

The Company adopts FASB ASC 718 “Accounting for Stock-Based Compensation” using the fair value method.  Under SFAS No. 123R, stock-based compensation expense is measured at the grant date based on the value of the option or restricted stock and is recognized as expense, less expected forfeitures, over the requisite service period, which is generally the vesting period.  See Note 13 for additional information.

●	Subsequent Events

We evaluated subsequent events through the date and time our financial statements were issued on April 12, 2010.

●	Recently issued accounting standards

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements.” ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. ASU 2010-06 also includes conforming amendments to employers’ disclosures about postretirement benefit plan assets. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operation.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (also issued as Accounting Standards Update “ASU” No. 2009-01). This standard establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASU No. 2009-5 had no impact on the results of operations or the financial position of the Company.

In August 2009, the FASB issued ASU No. 2009-5, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value.” ASU No. 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of ASC Topic 820. ASU No. 2009-5 is effective for the first reporting period (including interim periods) beginning after issuance. The adoption of ASU No. 2009-5 did not have a material impact on the results of operations or financial position of the Company.

In May 2009, the FASB issued a new accounting standard (FASB ASC 855-10) on subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This accounting standard establishes: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This accounting standard also requires disclosure of the date through which an entity has evaluated subsequent events. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FASB ASC 320-10-65), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This Staff Position was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this statement did not have an impact on the results of operations or the financial position of the Company.

CHINA FRUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Expressed in USD)

4.ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that an allowance for doubtful accounts of $1,272 is required as of December 31, 2008.  No allowance was considered necessary as of December 31, 2009.

	2009	2008

Accounts receivable, gross	$361,369	$322,184

Less: allowance for doubtful accounts	-0-	-0-
Accounts receivable, net	$361,369	$322,184

5.RECEIVABLE FROM THIRD PARTIES

The company advances money to several third parties during business operation. These receivables bear no interest and due on demand. As of December 31, 2009 and 2008, the balances of receivable from third parties are:

	2009	2008

Third party advances	$685,393	$314,576

Bank security deposit	43,935	-0-
Receivable from third parties	$729,328	$314,576

6.INVENTORIES

Inventories as of December 31, 2009 and 2008 consist of the following:

	2009	2008

Raw materials	$58,255	$201,846
Finished goods	69,113	71,145
	$127,368	$272,991

For the year ended December 31, 2009 and 2008, no provision for obsolete inventories was recorded by the Company.

7.PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2009 and 2008 consists of the following:

	2009	2008
Plant and machinery	$2,217,568	$2,243,095
Construction in progress	3,821	118,591
Furniture, fixture and equipment	40,256	3,817
	2,261,645	2,365,503
Less: accumulated depreciation	(300,180)	(251,225)
Plant and equipment, net	$1,961,465	$2,114,278

Depreciation expense for the year ended December 31, 2009 and 2008 respectively was $48,698 and $179,340.

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress as of December 31, 2009, represents buildings under construction.

8.OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of December 31, 2009 and 2008 consist of following:

	2009	2008

Salary and welfare payable	64,100	52,585

Accrued expenses	167,173	67,622
	$231,273	$120,207

CHINA FRUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Expressed in USD)

9.AMOUNT DUE TO STOCKHOLDERS

The balances due to stockholders represented unsecured advances which are interest-free and repayable in next twelve months. As of December 31, 2009 and 2008, the balances of due to stockholders are $335,146 and $222,082.

10.NOTE PAYABLE TO THIRD PARTIES

On July 20, 2009, the Company borrowed from a local bank in total amount of $439,354 (3,000,000RMB), the note bears annual interest 5.841% and is due on July 20, 2010.

In 2009, the company borrowed four loans in total amount of $461,322 (3,150,000RMB) from local government. These loans bear no interest and will be paid back before November 30, 2012 and November 30, 2013, respectively.

11.NOTE PAYABLE- RELATED PARTY

On May 15, 2009, the Company borrowed two loans from one related party in total amount of $95,194 (650,000RMB), these notes bear no interest and are payable on May 14, 2010.

12.INCOME TAXES

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

The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the years ended December 31, 2009 and 2008.

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	2009	2008

Loss subject to U.S. operation	$(123,173)	$(296,161)
Income (loss) subject to PRC operation	(123,188)	458,063

Income (loss) before income taxes	$(246,361)	$161,902

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law.

As of December 31, 2009, the U.S. operation had $1,687,557 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2029.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for the year ended December 31, 2009 and 2008 is as follows:

	2009	2008

Income (loss) before income taxes	$(110,973)	$458,063
Statutory income tax rate	25%	25%
	-	114,515
Expenses not deductible for tax purposes:	12,215
- Provisions		(114,515)
Effect of tax losses	-	-

Income tax expense	$12,215	$-

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2009 and 2008:

	2009	2008

Deferred tax assets:
- Net operating loss carryforwards	$573,769	$531,890
Less: valuation allowance	(573,769)	(531,890)

Deferred tax assets	$-	$-

For the year ended December 31, 2009 and 2008, valuation allowances of $573,769 and $531,890 were provided to the deferred tax assets due to the uncertainty surrounding their realization.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	2009	2008

U.S. Statutory rate	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	25
China exemption	(25)	(25)
Total provision for income taxes	$-	$-

The Company applies FASB ASC 740-10, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2009 and 2008.

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

Deferred taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred taxes are charged or credited in the income statement, except when they relate to items credited or charged directly to equity, in which case the deferred taxes are also recorded in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no affect on the Company’s financial

CHINA FRUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Expressed in USD)

13.NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year.  Diluted net loss per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the year.

The following table sets forth the computation of basic and diluted net loss per share for the year indicated:

	2009	2008
Basis and diluted net loss per share calculation
Numerator:
- Net income in computing basic net loss per share	$(246,361)	$161,902

Denominator:
- Weighted average ordinary shares outstanding	36,225,579	36,129,689
- Stock issued for services
- Shares used in computing basic net loss per share	36,225,579	36,129,689

Basic and diluted net loss per share	$(0.01)	$0.01

There were no dilutive common stock equivalents as of December 31, 2009 and 2008.

14.CAPITAL TRANSACTIONS

1)	On January 11, 2008, the Company received a contribution to paid in capital of $256,707

2)	On March 18, 2008, the Company received a contribution to paid in capital of $14,988

3)
On December 11, 2009, pursuant to an Offshore Stock Purchase Agreement dated May 15, 2009, the Company issued 1,750,000 restricted shares of common stock at a purchase price of $0.20 per share (aggregate sum of $350,000).

15.STOCK BASED COMPENSATION

On October 27, 2006, the Company entered into a business consulting service agreement with the Consultant A in exchange for 1,500,000 shares of common stock.  The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.31 per share. The Company calculated a stock based compensation of $465,000 and recognized $335,834 for the year ended December 31, 2006.  The balance of 129,166 was expensed during the year ended December 31, 2007.

On October 31, 2006, the Company entered into a website construction service agreement with the Consultant B in exchange for 1,500,000 shares of common stock.  The fair value of the common stock issued is determined using the fair value of the Company’s common stock on the grant date at $0.31 per share. The Company calculated a stock based compensation of $465,000 and recognized $38,750 for the year ended December 31, 2006 and $232,500 for the year ended December 31, 2007. The balance of $193,750 was expensed during the year ended December 31, 2008.

16.RELATED PARTY TRANSACTIONS

On May 15, 2009, the Company borrowed two loans from one related party in total amount of $95,194 (650,000RMB), these notes bear no interest and are payable on May 14, 2010.

No related party transactions occurred during 2008.

17.CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiary, Tai Na are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Tai Na is required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $34,457 and $4,194 for the years ended December 31, 2009 and 2008, respectively.

18.STATUTORY RESERVES

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

For the year ended December 31, 2009 and 2008, Tai Na contributed $0 and $0 respectively to statutory reserve.

CHINA FRUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
(Expressed in USD)

19.CONCENTRATION AND RISK

(a)Major customers

For the years ended December 31, 2009 and 2008, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the year ended December 31, 2009, major customers and vendors with their revenues and purchases are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$174,203	9%		$174,277
Customer B		156,716	8%		18,866
Customer C		147,194	7%		14,572
Customer D		142,583	7%		142,643
Customer E		84,020	4%		-

	Total	$1,077,805	53%	Total:	$15,814

For the year ended December 31, 2008, major customers and vendors with their revenues and purchases are presented as follows:
Customers		Revenues			Accounts Receivable
Customer A		$606,218	26%		$234,396
Customer B		143,926	6%		87,789
Customer C		28,969	1%		-

	Total:	$779,113	62%	Total:	$322,185

(b)Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

20.COMMITMENT AND CONTINGENCIES

The Company rented plant, office, and retailing spaces under a non-cancelable operating lease agreement.  Based on the current rental lease agreement, the future minimum rental payments required as of December 31, 2009 are as follows:

Year ending December 31:

2009	$14,264

For the years ended December 31, 2009 and 2008, rental expense was $14,264 and $46,600.

21.     DISCONTINUED OPERATION

In June 8, 2009, the company entered an agreement with a third party to sell the company’s wine production line. Pursuant to the agreement, the wine production line was sold in amount of $450,826 (3,080,000 RMB), with $99,537 (680,000RMB) in cash as the first installment paid before June 13, 2009 and the rest be paid before August 31, 2009. The company’s historical consolidated financial statements have been recast to account for this discontinued operations for all periods presented. The following table summarizes the results of operations related to the discontinued operations for the nine year ended December 31, 2009:

	2009	2008
Revenue	$274,229	$734,077
Cost and expenses	(180,108)	(651,952)
Gain from disposal of property and equipment	3,598

Income (loss) from discontinued operations, net of income taxes	$97,719	$82,125

22.     SUBSEQUENT EVENT

On January 12, 2010, the Company entered into an Offshore Subscription Agreement between the Company and an individual, pursuant to which the individual will purchase 900,000 shares of restricted common stock of the Company at a purchase price of $0.20 per share (aggregate sum of $180,000).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in and disagreements with accountants on accounting and financial disclosure in the past two fiscal years.

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2009, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2009, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

Name	Age	Position	Date to Start
Chen, Quan Long	50	President, Chief Executive Officer and Chairman	June 1, 2006
Wang, Yongcheng	31	Chief Financial Officer	August 24, 2009
Zhao, Li Li	38	Director	June 22, 2006

Chen, Quan Long - President, Chief Executive Officer and Chairman

Mr. Chen, Quan Long, 50, obtained a Master of Business Administration degree at Beijing University. His prior work experience is primarily in corporate. He was chairman of Fei Huan Group, a corporation organized and existing under the laws of the Peoples' Republic of China ("Fei Huan Group"), from October 1988 to December 2001. Since January 2002, he was Chairman of Fei Huan Wine, Inc., an affiliate of Fei Huan Group. Mr. Chen’s duties with Fei Huan Group included management of their beverage processing and distribution. Mr. Chen is a member of the Chinese Entrepreneurial Association.

Wang, Yongcheng - Chief Financial Officer

Mr. Wang is a certified public accountant in China and Australia. Mr. Wang is experienced in financial management with outstanding comprehensive skills and management skills. From April 2005 to March 2009, Mr. Wang worked in BOE Technology Group, Ericsson (China) Communications Co., Ltd., and Schenker China Ltd. at the positions as accountant, general ledger accountant and financial supervisor, etc. Mr. Wang was a team member in auditing LG CNS China, China Aviation Fuel Corporation and TCL Corporation when he worked in Beijing Yuehua Accounting Firm and Beijing Mingguang Accounting Firm from January 2004 to July 2004.

Mr. Wang received his master degree from the Capital University of Economics and Business in 2005.

Zhao, Li Li - Director

Ms. Zhao, Li Li has approximately 10 years of experience in sales management. Her experience includes sales management, corporate restructuring, and human resources management.

Ms. Zhao was a deputy general manager for Fei Huan Winery Holding Co. in P. R. China where she had worked for the period from 2003 to 2006. Prior work experience includes four years at Fei Huan Group where she functioned as a sales manager. Currently, Ms. Zhao is the General Manager of Taina International Fruits (Beijing) Co., Ltd.

Ms. Zhao gained her Bachelor degree in Jiang Xi Economic Management College for business management in 1994. Ms. Zhao was awarded the Fuzhou Excellent Entrepreneur of the Year 2007,  also during 2008 and 2009, she has awarded Jiangxi Provincial Women's Federation for Outstanding Women Entrepreneurs and the first model workers in Nanfeng County.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2009, 2008, and 2007, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Chen, Quan Long President, CEO & Chairman	2009	5,123	0	0	0	0	0	0	5,123
	2008	2,823	0	0	0	0	0	0	2,823
	2007	0	0	0	0	0	0	0	0

Zhao, Li Li Director	2009	3,823	0	0	0	0	0	0	3,823
	2008	2,823	0	0	0	0	0	0	2,823
	2007	0	0	0	0	0	0	0	0
Wang, Yongcheng Chief Financial Officer	2009	4,512	0	0	0	0	0	0	4,512

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

As of April 8, 2010, we had 3,640 stockholders of record and 38,779,689 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding. The following table sets forth as of April 8, 2010, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Director, nominee and executive officer; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 38,779,689 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding as of April 8, 2010

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF APRIL 8, 2010

Title of Class	Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)

Series A Preferred Stock, $.001 par value	Chen, Quan Long Room 503,Building 53,QianXi District, DaDao Road, NanFeng County, JiangXi, P.R.China 344500	13,150	100%
Series A Preferred Stock, $.001 par value	All directors and executive officers as a group (one person)	13,150	100%

Series B Preferred Stock, $.001 par value	Chen, Quan Long Room 503,Building 53,QianXi District,DaDao Road, NanFeng County, JiangXi,P.R.China 344500	12,100,000	100%
Series B Preferred Stock, $.001 par value	All directors and executive officers as a group (one person)	12,100,000	100%

Common Stock, $.001 par value	Chen, Quan Long Room 503,Building 53,QianXi District,DaDao Road, NanFeng County, JiangXi,P.R.China 344500	665,416	2%

Common Stock, $.001 par value	Zhao, Li Li 223 Xin Zhong St., Xin Jian, Jin Yun County, Zhe Jiang, P.R.China	20,846	**
Class A Common Stock	All directors and executive officers as a group (three persons)	760,710	2%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Lake & Associates CPA’s LLC (“Lake”), for our audit of the annual financial statements for the years ended December 31, 2009 and 2008. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2009(2)	2008(3)

Audit Fees (1)	$66,000	$64,000
Audit-Related Fees (4)	--	--
Tax Fees (5)	--	--
All Other Fees (6)	--	--
Total Accounting Fees and Services	$66,000	$64,000

(1)
Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
The amounts shown in 2009 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2009, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2010.

(3)
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

    (a) On December 31, 2009, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of China Fruits Corp. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2009
Statements of Operations - for the years ended December 31, 2009 and 2008
Statements of Cash Flows - for the years ended December 31, 2009 and 2008
Statements of Stockholders’ Equity - for the years ended December 31, 2009 and 2008
Notes to Financial Statements

2. Exhibits

14.1 Code of Ethics *
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1. Section 1350 Certifications of Chief Executive Officer
32.2. Section 1350 Certifications of Chief Financial Officer

* Filed previously.

(b)	Reports on Form 8-K

(1)           On May 20, 2009, we filed a current report on Form 8-K to announce an Offshore Subscription Agreement with Ms. Ning, Fen  in connection with a purchase of one million and seven hundred fifty thousand shares (1,750,000) of restricted common stock of the Company.

(2)           On June 12, 2009, we filed a current report on Form 8-K to announce an Equipment and Inventory Sales Agreement with Nanfeng Huaxia Wuqiannian Ecological Wine Village Ltd., a corporation organized and existing under the laws of the Peoples’ Republic of China to discontinue our alcoholic beverage production business.

(3)           On June 15, 2009, we filed an amendment to current report on Form 8-K/A to amend the current report in Form 8-K filed on June 12, 2009.

(4)           On August 24, 2009, we filed a current report on Form 8-K to announce that Mr. Wang Zhi Xiong resigned as Chief Financial Officer and the appointment by the Board of Directors of Mr. Wang, Yongcheng as Chief Financial Officer, effective immediately.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

China Fruits Corporation

Date: April 14, 2010	/s/ Chen, Quan Long
Chen, Quan Long
President

Exhibits

14.1 Code of Ethics *
31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1. Section 1350 Certifications of Chief Executive Officer
32.2. Section 1350 Certifications of Chief Financial Officer

*Previously Filed