Form 10-Q
period 2010-03-31
China Fruits Corportion
filed 2010-05-17
CIK 1029802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

[    ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

                 For the Transition Period From ____to _____

Commission File Number: 000-22373

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
Yes [  ]                                No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [  ]                                No [x]

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
Yes [  ]                                No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 if Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-Q or any amendments to this Form 10-Q.
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
Yes [  ]                                No [x]

Number of shares of common stock, par value $.001, outstanding as of May 13, 2010: 38,779,689
Number of shares of preferred stock outstanding as of May 13, 2010:
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

ITEM 1.FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheet as of March 31, 2010 and December 31, 2009	4

Unaudited Condensed Consolidated Statements of Operations - For the three months Ended March 31, 2010 and 2009	5

Unaudited Condensed Consolidated Statements of Cash Flows - For the Three Months Ended March 31, 2010 and 2009	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

CHINA FRUITS CORPORATION
Condensed Consolidated Balance Sheet
As of March 31, 2010 and December 31, 2009
(Expresed in US Dollars, except for number of shares)

ASSETS	Unaudited	Audited
	March 31. 2010	December 31. 2009
CURRENT ASSETS
Cash and cash equivalents	$548,241	$453,831
Accounts receivable, trade	4,043	361,369
Receivable from third parties	936,771	729,328
Inventories	67,954	127,368
Prepayment	307,666	477,862
Refundable VAT tax	51,794	3,742
Refundable income tax	974	974
TOTAL CURRENT ASSETS	1,917,443	2,154,474

PLANT AND EQUIPMENT, NET	2,068,141	1,961,465

OTHER ASSETS	12,099	15,751

TOTAL ASSETS	$3,997,683	$4,131,690

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$163,163
Loan and related party payable	95,220	95,194
Notes payable-current portion	439,477	439,354
Customer deposit	7,585	83,111
Income Taxes Payable
Accrued liabilities and payroll tax liabilities	200,394	231,273
TOTAL CURRENT LIABILITIES	742,676	1,012,095

LONG-TERM LIABILITIES
Note Payable-Long term	461,451	461,322
Due to stockholders	380,146	335,146
TOTAL LONG-TERM LIABILITIES	841,597	796,468

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized,
13,150 shares issued and outstanding	13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized,
12,100,000 shares issued and outstanding	12,100	12,100
Common stock, par value $.001, 100,000,000 shares authorized,
38,779,689 shares issued and outstanding	38,779	37,879
Additional paid-in capital	3,465,866	3,286,790
Statutory reserve	16,805	16,805
Accumulated other comprehensive income (loss)	174,265	173,854
Accumulated deficit	(1,294,418)	(1,204,314)
TOTAL STOCKHOLDERS' EQUITY	2,413,410	2,323,127

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,997,683	$4,131,690

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2010 and 2009
(Expresed in US Dollars, except for number of shares)

	For the three months ended
	March 31, 2010	March 31, 2009
REVENUES:
Sales	$779,241	$622,470
Cost of goods sold	(724,735)	(428,350)
GROSS PROFIT	54,506	194,120

OPERATING EXPENSES:
Selling and marketing	56,455	78,335
Professional and legal expenses	20,550	20,550
General and administrative	111,441	127,626
TOTAL OPERATING EXPENSES	188,446	226,511

INCOME(LOSS) FROM CONTINUING OPERATIONS	(133,940)	(32,391)

OTHER INCOME (EXPENSE):
Interest income	225	38
Interest expenses	(6,417)	(4,226)
Government grant	42,479	61,571
Other	7,549	-
TOTAL OTHER INCOME (EXPENSES)	43,836	57,383

INCOME(LOSS) FROM CONTINUING OPERATIONS BEFOR INCOME TAXES	$(90,104)	$24,992

Income tax expense	-	-

NET INCOME	$(90,104)	$24,992

Other comprehensive income
- Foreign currency translation gain	411	(466)

COMPREHENSIVE (LOSS) INCOME	$(89,693)	$24,526

Earnings(loss) per share:
Net income per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding during the period - basic and diluted	38,750,100	36,129,689

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009

	For the three months ended
	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$(90,104)	24,992
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation	39,607	43,337
(Increase) decrease in operating assets:
Accounts receivable	357,394	199,153
Inventories	59,444	(5,693)
Other assets	3,657	110
Prepaid expenses and other current assets	(37,882)	39,032
Increase (decrease) in operating liabilities:
Accounts payable	(163,194)	16,229
Other payables and accrued liabilities	(18,319)	(17,652)
Tax payable	(90,225)	56,356
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	60,378	355,864

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(145,727)	-
Proceeds from disposal of property and equipment		3,496
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(145,727)	3,496

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed on officer loans (due to stockholders)		35,000
Advance from (to) a third party		(58,648)
Proceeds from issuance of shares	180,000	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	180,000	(23,648)

Foreign currency translation adjustment	(240)	(15)

NET INCREASE IN CASH AND CASH EQUIVALENTS	94,411	335,697

CASH AND CASH EQUIVALENTS:
Beginning of period	$453,831	$97,961

End of period	$548,242	$433,658

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,417	$4,226
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Expressed in USD)

1.	BASIS OF PRESENTATION

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2009 and 2008 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2009.

2.	ORGANIZATION AND BUSINESS BACKGROUND

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

CHINA FRUITS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Expressed in USD)

3.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures

(Accounting Standards Update (“ASU”) 2010-06)

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

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the period ended March 31, 2010.   As a result of the Company’s implementation of the Codification during the period ended March 31, 2010, previous references to new accounting standards and literature are no longer applicable. In the current annual financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

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

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles – Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

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

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e., book value can go negative).  The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities – Amended

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

CHINA FRUITS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(Expressed in USD)

4.	ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance was considered necessary as of March 31, 2010 and December 31, 2009, respectively.

	March 31, 2010	December 31, 2009

Accounts receivable, gross	$4,043	$361,369

Less: allowance for doubtful accounts	-0-	-0-
Accounts receivable, net	$4,043	$361,369

5.	RECEIVABLE FROM THIRD PARTIES

The company advances money to several third parties during business operation. These receivables bear no interest and due on demand, except otherwise noted. As of March 31, 2010 and December 31, 2009, the balances of receivable from third parties are:

	March 31, 2010	December 31, 2009

Third party advances	$775,642	$685,393

Loan to a third party (6 months, 1% monthly interest)	117,194

Bank security deposit	43,935	43,935
Receivable from third parties	$936,771	$729,328

6.	INVENTORIES

Inventories as of March 31, 2010 and December 31, 2009 consist of the following:

	March 31, 2010	December 31, 2009

Raw materials	$55,927	$58,255
Finished goods	12,027	69,113
	$67,954	$127,368

For the year ended March 31, 2010 and December 31, 2009, no provision for obsolete inventories was recorded by the Company.

7.	PLANT AND EQUIPMENT, NET

Plant and equipment, net as of March 31, 2010 and December 31, 2009 consists of the following:

	March 31, 2010	December 31, 2009
Plant and machinery	$2,353,271	$2,217,568
Construction in progress	-	3,821
Furniture, fixture and equipment	54,743	40,256
	2,408,014	2,261,645
Less: accumulated depreciation	(339,873)	(300,180)
Plant and equipment, net	$2,068,141	$1,961,465

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress as of December 31, 2009, represents buildings under construction.

8.	OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of March 31, 2010 and December 31, 2009 consist of following:

	March 31, 2010	December 31, 2009

Salary and welfare payable	20,960	64,100

Accrued expenses	179,434	167,173
	$200,394	$120,207

9.	AMOUNT DUE TO STOCKHOLDERS

The balances due to stockholders represented unsecured advances which are interest-free and repayable in next twelve months. As of March 31, 2010 and December 31, 2009, the balances of due to stockholders are $380,146 and $335,146.

10.	CAPITAL TRANSACTIONS

In January, 2010, the Company issued 900,000 shares at a purchase price of $0.20 per share (aggregate sum of $180,000) pursuant to an Offshore Subscription Agreement between the Company and an individual.

11.	GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2010, the Company had an accumulated deficit of $1,294,418. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through March 31, 2010.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

12.	SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued on May 13, 2010. There are no subsequent events through May 13, 2010.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPE RATION

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

Business Description of the Issuer

Since the reverse merger was consummated, we have continued operations of Tai Na, a company which is principally engaged in manufacturing, trading and distributing fresh tangerine, non-alcoholic and alcoholic beverages in the PRC. Tai Na is located in Nan Feng County, Jiang Xi Province, the well known agricultural area for tangerine in China. The geographic advantage benefits us with respect to the control of manufacturing cost and product quality. We have two self-owned one-storey plants at the same location, total area of which is approximately 45,800 square feet. We expect the production capacity will reach 6,200 tons in 2010. In order to assist in further expansion in the tangerine markets, we acquired the assets of Royal Nan Feng Orange Science & Technology Co., Ltd. ("Royal"), our former tangerine supplier, in 2007. The transaction was completed in July of 2008. As of September 30, 2008, the assets acquired from Royal included equipment of approximately $290,000, building of approximately $535,000 and land of approximately $368,000. During the three months ended September 30, 2008, we acquired additional building of approximately $151,000 from Royal.

In 2008, we expanded our sales network by setting up the franchise retail stores for fresh fruits and related products. We also relocated our headquarters to Beijing, which we believe will have a positive effect on our corporate image and marketing strategy. In order to create our brand identity efficiently, we plan to acquire or joint venture with the existing profitable and middle-size retail stores. We will provide the stores with management, supplies, as well as the remodeling in connection with display, color and sign to match the franchise requirements. As of March 31, 2010, there were three wholly-owned franchise retail stores opened, two of which located in Beijing and one located in Dongguan, southern China. Some franchise stores were discontinued in 2009 due to the global financial crisis. We believe the decrease in the number of franchise stores in the current economy is necessary for us to control our cost and enhance our operating efficiency.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010 and 2009

Revenues

We had sales of $779,241 and $622,470 for the three months ended March 31, 2010 and 2009, respectively. The increase by $156,771, or 25%, for the first quarter of 2010, compared to the same period in 2009, was due primarily to the recovery from global financial crisis, which had significant impact on our revenues in 2009.

We recognized revenue when persuasive evidence of a sale existed, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns for the three months ended March 31, 2010.

Net Income / (Loss)

We had net loss of $90,104 from continuing operations for the three months ended March 31, 2010, compared to the net income of $24,992 for the three months ended March 31, 2009. The net loss in the first quarter of 2010 was due primarily to the significant increase in cost of goods sold, resulting in insufficient gross profit to cover our expenses during the period.

We expect to be profitable during the second half of fiscal year 2010 due to the recovery of current economy, the implementation of our business plan, including the increase in franchise retail stores, and the increase in marketing budgets. However, there can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three months ended March 31, 2010 and 2009 were $188,446 and $226,511 respectively. The decrease by $38,065 in the first quarter of 2010 was attributable to the decrease in selling and marketing expenses by $21,880 and the decrease in general and administrative expenses by $16,185.

Cost of Revenue

Cost of revenue includes expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of revenue items. We had $724,735 in cost of revenue, or approximately 93.01% of revenues, and $428,350 in cost of revenue, or approximately 68.81% of revenues, during the three months ended March 31, 2010 and 2009, respectively.

All the cost of revenue was from unrelated parties in both periods. The increase in cost of revenue as percentage of sales during the first quarter of 2010 was due primarily to the discontinued alcoholic beverage production business in June 2009, which had higher gross margins compared to the gross margin of fresh fruits products typically ranging between 5-10%. In addition, we relocated one of our franchise stores from He Ping Li, Beijing to Pan Jia Yuan, Beijing in January of 2010. In order to build up the traffic of the new store, we provided significant sales discount during the operation testing.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $60,378 and $355,864 for the three months ended March 31, 2010 and 2009, respectively. Positive cash flows from operations for the three months ended March 31, 2010 were due primarily to the decrease in accounts receivable in the amount of $357,394, plus the decrease in inventories and other assets by $59,444 and $3,657, respectively, partially offset by the net loss of $90,104 and the decrease in accounts payable and tax payable by $163,194 and 90,225, respectively. Positive cash flows from operations for the three months ended March 31, 2009 were due primarily to a net income of $24,992, deprecation in the amount of $43,337, the decrease in accounts receivable and prepaid expenses in the amount of $199,153 and $39,032, respectively, plus the increase in accounts payable and tax payable in the amount of $16,229 and $56,356, respectively.

Cash flows used in investing activities were $145,727 during the three months ended March 31, 2010 due to the purchase of property and equipment. Comparably, we had cash flows of $3,496 from investing activities during the three months ended March 31, 2009 solely due to the disposal of property and equipment.

Cash flows provided by financing activities were $180,000 for the three months ended March 31, 2010, compared to the cash flows of $23,648 used in financial activities for the same period ended March 31, 2009.  Positive cash flows from financing activities during the three months ended March 31, 2010 were due solely to proceeds from sales of shares pursuant to an Offshore Subscription Agreement, dated January 12, 2010, the purchase price of which were twenty cents (US$.20) per share. Negative cash flows from financing activities during the three months ended March 31, 2009 were due primarily to an advance to a third party in the amount of $58,648, offset by proceeds from Officer Loans in the amount of $35,000.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $700,000 for 2010 and 2011.

Overall, we have funded our cash needs from inception through March 31, 2010 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $548,241 on hand as of March 31, 2010. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $700,000 per year starting in 2010. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

On a long-term basis, liquidity is dependent on continuation and expansion of operations, receipt of revenues, and additional infusions of capital and debt financing. Our current capital and revenues are insufficient to fund such expansion. If we choose to launch such an expansion campaign, we will require substantially more capital. The funds raised from this offering will also be used to market our products and services as well as expand operations and contribute to working capital. However, there can be no assurance that we will be able to obtain additional equity or debt financing in the future, if at all. If we are unable to raise additional capital, our growth potential will be adversely affected and we will have to significantly modify our plans. For example, if we unable to raise sufficient capital to develop our business plan, we may need to:

·	Curtail new product launches
·	Limit our future marketing efforts to areas that we believe would be the most profitable.

Demand for the products and services will be dependent on, among other things, market acceptance of our products, citrus market and fresh fruits market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

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

ITEM 4. CONTROLS AND PROCEDURE S.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2009.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3.      DEFAULTS UPON SENIOR SEC URITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY H OLDERS

None.

ITEM 5.      OTHER INFOR MATION

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
32.2            Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K filed in the first quarter of 2010

On January 19, 2010, we filed a Current Report on Form 8-K to announce an entry into a definitive agreement involving the issuance of unregistered securities. On January 12, 2010, the Registrant entered into an Offshore Subscription Agreement with Mr. Huang, Junjie (“Mr. Huang”), in order to subscribe to and purchase nine hundred thousand shares (900,000) of restricted common stock of CHFR (the “Shares”). Mr. Huang agreed to purchase the Shares at a purchase price of twenty cents (US$.20) per share (aggregate sum of $180,000).

SIG NATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: May 13, 2010	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

INDEX TO E XHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002