Form 10-Q
period 2010-06-30
China Fruits Corportion
filed 2010-08-19
CIK 1029802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

   For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer	♦
Non-accelerated filer	♦ (Do not check if a smaller reporting company)
Accelerated filer	♦
Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).
Yes [  ]                                No [x]

Number of shares of common stock, par value $.001, outstanding as of August 9, 2010: 38,779,689
Number of shares of preferred stock outstanding as of August 9, 2010:
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

ITEM 1.FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	4

Unaudited Condensed Consolidated Statements of Operations - For the Three and Six Months Ended June 30, 2010 and 2009	5

Unaudited Condensed Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 2010 and 2009	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

CHINA FRUITS CORPORATION
Condensed Consolidated Balance Sheet
As of June 30, 2010 and December 31, 2009
(Expresed in US Dollars, except for number of shares)

ASSETS	Unaudited	Audited
	June 30. 2010	December 31. 2009
CURRENT ASSETS
Cash and cash equivalents	$205,385	$453,831
Accounts receivable, trade	2,945	361,369
Receivable from third parties	1,162,539	729,328
Inventories	67,740	127,368
Prepayment	322,096	477,862
Refundable VAT tax	192,288	3,742
Refundable income tax	-	974
TOTAL CURRENT ASSETS	1,952,993	2,154,474

PLANT AND EQUIPMENT, NET	2,034,157	1,961,465

OTHER ASSETS	8,720	15,751

TOTAL ASSETS	$3,995,870	$4,131,690

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$163,163
Loan and related party payable	95,716	95,194
Notes payable-current portion	441,768	439,354
Customer deposit	209,341	83,111
Income Taxes Payable	-	-
Accrued liabilities and payroll tax liabilities	70,089	231,273
TOTAL CURRENT LIABILITIES	816,914	1,012,095

LONG-TERM LIABILITIES
Note Payable-Long term	463,856	461,322
Due to stockholders	437,146	335,146
TOTAL LONG-TERM LIABILITIES	901,002	796,468

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized,
13,150 shares issued and outstanding	13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized,
12,100,000 shares issued and outstanding	12,100	12,100
Common stock, par value $.001, 100,000,000 shares authorized,
38,779,689 shares issued and outstanding	38,779	37,879
Additional paid-in capital	3,465,866	3,286,790
Statutory reserve	16,805	16,805
Accumulated other comprehensive income (loss)	188,685	173,854
Accumulated deficit	(1,444,294)	(1,204,314)
TOTAL STOCKHOLDERS' EQUITY	2,277,954	2,323,127

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,995,870	$4,131,690

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Statements of Operations
Three And Six Months Ended June 30, 2010 and 2009
(Expresed in US Dollars, except for number of shares)

	Six months ended		Three months ended
	6/30/2010	6/30/2009	6/30/2010	6/30/2009
REVENUES:
Sales	$927,192	$850,984	$147,951	$294,887
Cost of goods sold	(857,771)	(573,987)	(133,036)	(184,614)
GROSS PROFIT	69,421	276,997	14,915	110,273

OPERATING EXPENSES:
Selling and marketing	99,900	115,490	43,445	71,445
Professional and legal expenses	41,869	41,464	21,319	20,914
General and administrative	231,496	241,768	120,055	177,339
TOTAL OPERATING EXPENSES	373,265	398,722	184,819	269,698

INCOME(LOSS) FROM CONTINUING OPERATIONS	(303,844)	(121,725)	(169,904)	(159,425)

OTHER INCOME (EXPENSE):
Interest income	554	278	329	240
Interest expenses	(12,981)	(7,830)	(6,564)	(3,604)
Gain on disposal(PPE)	1,654	-	1,654	-
Government & other grant	73,259	93,798	30,780	32,227
Other	8,137	-	588	-
TOTAL OTHER INCOME (EXPENSES)	70,623	86,246	26,787	28,863

INCOME(LOSS) FROM CONTINUING OPERATIONS BEFOR INCOME TAXES	$(233,221)	$(35,479)	$(143,117)	$(130,562)

Income tax expense	6,759	6,492	6,759	6,492

NET INCOME(LOSS) FROM CONTINUING OPERATIONS	$(239,980)	$(41,971)	(149,876)	(137,054)

NET INCOME(LOSS) FROM DISCONTINUED OPERATIONS	$-	$1,582	$-	$71,673

NET INCOME	$(239,980)	$(40,389)	$(149,876)	$(65,381)

Other comprehensive income
- Foreign currency translation gain	14,831	975	$14,420	1,441

COMPREHENSIVE (LOSS) INCOME	$(225,149)	$(39,414)	$(135,456)	$(63,940)

Earnings(loss) per common share:
Continuing opeartions - basic & diluted	**	**	**	**

Discontinued operations- basic & diluted	**	**	**	**

Weighted average number of shares outstanding during the period - basic & diluted	38,724,689	36,129,689	38,779,689	36,129,689

** Less than $0.01
The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009

	For the six months ended
	6/30/2010	6/30/2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(239,980)	(40,389)
(Add) deduct (loss) earnings from discontinued operations	-	1,582
Net income (loss) from continuing operations	(239,980)	(41,971)

Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation	79,439	10,181
(Increase) decrease in operating assets:
Accounts receivable	358,603	308,913
Inventories	60,024	250,200
Other assets	7,083	(38,861)
Prepaid expenses and other current assets	(43,330)	(628,484)
Increase (decrease) in operating liabilities:
Accounts payable	(163,237)	9,669
Other payables and accrued liabilities	543	(328,665)
Tax payable	(32,252)	171,844
Operating cash flow from discontinued operations	-	(349,666)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	26,893	(636,840)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(141,047)	-
Proceeds from disposal of property and equipment		331,048
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(141,047)	331,048

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payment) from related party	102,000	180,493
Proceeds (Payments) on third party Loans	(417,576)	131,718
Proceeds from issuance of shares	180,000
Addition in paid-in capital	-	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	(135,576)	312,211

Foreign currency translation adjustment	1,284	38

NET INCREASE IN CASH AND CASH EQUIVALENTS	(248,446)	6,457

CASH AND CASH EQUIVALENTS:
Beginning of period	$453,831	$97,961

End of period	$205,385	$104,418

Supplemental disclosures of cash flow information:
Cash paid for interest	$12,981	$7,830
Cash paid for income taxes	$6,759	$6,492

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Expressed in USD)

1.BASIS OF PRESENTATION

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
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

4. ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance was considered necessary as of June 30, 2010 and December 31, 2009, respectively.

	June 30, 2010	December 31, 2009

Accounts receivable, gross	$2,945	$361,369

Less: allowance for doubtful accounts	-0-	-0-
Accounts receivable, net	$2,945	$361,369

5. RECEIVABLE FROM THIRD PARTIES

The company advances money to several third parties during business operation. These receivables bear no interest and due on demand, except otherwise noted. As of June 30, 2010 and December 31, 2009, the balances of receivable from third parties are:

	June 30, 2010	December 31, 2009

Third party advances	$1,000,557	$685,393

Loan to a third party (6 months, 1% monthly interest)	117,805

Bank security deposit	44,177	43,935
Receivable from third parties	$1,162,539	$729,328

6. INVENTORIES

Inventories as of June 30, 2010 and December 31, 2009 consist of the following:

	June 30, 2010	December 31, 2009

Raw materials	$59,388	$58,255
Finished goods	8,352	69,113
	$67,740	$127,368

For the year ended June 30, 2010 and December 31, 2009, no provision for obsolete inventories was recorded by the Company.

7. Prepayment

As of June 30, 2010 and December 31, 2009, the Company had prepayment of $322,096, consists of the following:

	June 30, 2010	December 31, 2009
Paid in advance (production)	$267,000	$463,591
Prepaid expenses (services)	25,000	-
Prepaid rent	30,096	14,271
Plant and equipment, net	$322,096	$477,862

8. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of June 30, 2010 and December 31, 2009 consists of the following:

	June 30, 2010	December 31, 2009
Plant and machinery	$2,375,347	$2,217,568
Construction in progress	-	3,821
Furniture, fixture and equipment	40,477	40,256
	2,415,824	2,261,645
Less: accumulated depreciation	(381,667)	(300,180)
Plant and equipment, net	$2,034,157	$1,961,465

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress as of December 31, 2009, represents buildings under construction.

CHINA FRUITS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(Expressed in USD)

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of June 30, 2010 and December 31, 2009 consist of following:

	June 30, 2010	December 31, 2009

Salary and welfare payable	27,295	64,100

Accrued expenses	42,794	167,173
	$70,089	$231,273

10. RECEIVED IN ADVANCE

As of June 30, 2010, the Company had customer deposits of $209,341, representing payments received for orders not yet shipped. The Company expects to ship these orders in the third quarter of 2010.

11. NOTE PAYABLE TO THIRD PARTIES

As of June 30, 2010, the balance of loan from a local bank is $441,768.

As of June 30, 2010, the total balance of four loans from local government is $463,856.

12. NOTE PAYABLE- RELATED PARTY

As of June 30, 2010, the total balance of two loans from one related party is $95,716.

13. AMOUNT DUE TO STOCKHOLDERS

The balances due to stockholders represented unsecured advances which are interest-free and repayable in next twelve months. As of June 30, 2010 and December 31, 2009, the balances of due to stockholders are $437,146 and $335,146.

14. CAPITAL TRANSACTIONS

In January, 2010, the Company issued 900,000 shares at a purchase price of $0.20 per share (aggregate sum of $180,000) pursuant to an Offshore Subscription Agreement between the Company and an individual.

15. GOVERNMENT & OTHER GRANTS

From January to June, 2010, the company received grants from local government and other resources in total amount of $73,259 (500,000RMB). These grants are interest-free and bear no repayment requirements.

16. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2010, the Company had an accumulated deficit of $1,444,294. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through June 30, 2010.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

17.  SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued on August 18, 2010. There are no subsequent events through August 18, 2010.

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

In 2008, we expanded our sales network by setting up the franchise retail stores for fresh fruits and related products. We also relocated our headquarters to Beijing, which we believe will have a positive effect on our corporate image and marketing strategy. In order to create our brand identity efficiently, we plan to acquire or joint venture with the existing profitable and middle-size retail stores. We will provide the stores with management, supplies, as well as the remodeling in connection with display, color and sign to match the franchise requirements. As of June 30, 2010, there was one wholly-owned franchise retail store which located in Panjia Garden Beijing. Some franchise stores were discontinued in 2009 due to the global financial crisis. We believe the decrease in the number of franchise stores in the current economy is necessary for us to control our cost and enhance our operating efficiency.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Revenues

We had sales of $147,951 and $927,192 for the three and six months ended June 30, 2010, respectively, compared to sales of $294,887 and $850,984 for the comparative periods ended June 30, 2009, respectively. Our sales for the six months ended June 30, 2010 increased by $76,208, or 9%, compared to the same period ended June 30, 2009, due primarily to the sales increase in the first quarter of 2010 as results of the recovery from global financial crisis, which had significant impact on our revenues in 2009. The sales decreased by $146,936, or approximately 50% during the three months ended June 30, 2010, compared to the same period ended June 30, 2009, due primarily to the traffic to our store slowing down since we only have one franchise retail store left located at Panjia Garden, Beijing.

We recognized revenue when persuasive evidence of a sale existed, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns for the three and six months ended June 30, 2010 and 2009, respectively.

Net Income / (Loss)

We had net loss of $149,876 and $239,980 from continuing operations for the three and six months ended June 30, 2010, respectively, compared to the net loss from continuing operations of $137,054 and $41,971 for the three and six months ended June 30, 2009, respectively. The increases in net loss during the three and six months ended June 30, 2010 were due primarily to the significant increase in cost of goods sold, resulting in insufficient gross profit to cover our expenses during the period.

We expect to be profitable during the second half of fiscal year 2010 due to the recovery of current economy, the implementation of our business plan, including the increase in franchise retail stores, and the increase in marketing budgets. However, there can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three and six months ended June 30, 2010 were $184,819 and $373,265 respectively, compared to operating expenses of $269,698 and $398,722 for the comparative periods ended June 30, 2009, respectively. The decrease in operating expenses during both three-month and six-month period in 2010 was attributable to the efficient cost control in our selling, general and administrative expenses. Our selling and marketing expenses decreased by $28,000 and $15,590 for the three and six months ended June 30, 2010, respectively, and our general and administrative expenses decreased by $57,284 and $10,272 for both periods, respectively.

Cost of Revenue

Cost of revenue includes expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of revenue items. We had $133,036 in cost of revenue, or approximately 89.92% of revenues, and $857,771 in cost of revenue, or approximately 92.51% of revenues, during the three and six months ended June 30, 2010, respectively. Comparably, we had $184,614 in cost of revenue, or approximately 62.60% of revenues, and $573,987 in cost of revenue, or approximately 67.45% of revenues, during the three and six months ended June 30, 2009, respectively.

All the cost of revenue was from unrelated parties. The increase in cost of revenue as percentage of sales during the three and six months ended June 30, 2010 was due primarily to the discontinued alcoholic beverage production business in June 2009, which had higher gross margins compared to the gross margin of fresh fruits products typically ranging between 5-10%. In addition, we relocated one of our franchise stores from He Ping Li, Beijing to Pan Jia Yuan, Beijing in January of 2010. In order to build up the traffic of the new store, we provided significant sales discount during the operation testing.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows provided by operating activities were $26,893 during the six months ended June 30, 2010, compared to cash flows of $636,840 used in operating activities for the six months ended June 30, 2009. Positive cash flows from operations for the six months ended June 30, 2010 were due primarily to the decrease in accounts receivable in the amount of $358,603, plus the decrease in inventories and other assets by $60,024 and $7,083, respectively, partially offset by the net loss of $239,980 and the decrease in accounts payable and tax payable by $163,237 and $32,252, respectively. Negative cash flows from operations for the six months ended June 30, 2009 were due primarily to the increase in prepaid expenses and other current assets in the amount of $628,484, the decrease in other payables and accrued liabilities in the amount of $328,665, plus the operating cash outflows of $349,666 due to discontinued operations, partially offset by the decrease in accounts receivable and inventories in the amount of $308,913 and $250,200, respectively.

Cash flows used in investing activities were $141,047 during the six months ended June 30, 2010 due to the purchase of property and equipment. Comparably, we had cash flows of $331,048 from investing activities during the six months ended June 30, 2009 solely due to the disposal of property and equipment.

Cash flows used in financing activities were $135,576 for the six months ended June 30, 2010, compared to the cash flows of $312,211 provided by financial activities for the same period ended June 30, 2009.  Negative cash flows from financing activities during the six months ended June 30, 2010 were due primarily to repayments to third party loans of $417,576, offset by proceeds of loan from related party of $102,000, and proceeds of $180,000 from sales of shares pursuant to an Offshore Subscription Agreement, dated January 12, 2010, the purchase price of which were twenty cents (US$.20) per share. Positive cash flows from financing activities during the six months ended June 30, 2009 were due primarily to proceeds of loans from related party and third party, which were $180,493 and $131,718, respectively.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $700,000 for 2010 and 2011.

Overall, we have funded our cash needs from inception through June 30, 2010 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $205,385 on hand as of June 30, 2010. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from operation and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $700,000 per year starting in 2010. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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
32.2          Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K filed in the second quarter of 2010

None.

Reports on Form 8-K filed subsequent to the second quarter of 2010

On July 2, 2010, we filed a current report on Form 8-K to announce the resignation of Ms. Zhao Li Li from her position of Director of the Company as approved by the Board of Directors, and effective immediately.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: August 18, 2010	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

INDEX TO E XHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002