Form 10-Q
period 2010-09-30
China Fruits Corportion
filed 2010-11-12
CIK 1029802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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
Yes [  ]                                No [x]

Number of shares of common stock, par value $.001, outstanding as of November 9, 2010: 38,779,689
Number of shares of preferred stock outstanding as of November 9, 2010:
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

ITEM 1.FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	4

Unaudited Condensed Consolidated Statements of Operations - For the Three and Nine Months Ended September 30, 2010 and 2009	5

Unaudited Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 2010 and 2009	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Condensed Consolidated Balance Sheet
As of September 30, 2010 and December 31, 2009
(Expresed in US Dollars, except for number of shares)

ASSETS	Unaudited	Audited
	September 30. 2010	December 31. 2009
CURRENT ASSETS
Cash and cash equivalents	$91,858	$453,831
Accounts receivable, trade	2,985	361,369
Receivable from third parties	1,087,087	729,328
Inventories	80,537	127,368
Prepayment	645,541	477,862
Refundable VAT tax	-	3,742
Refundable income tax	-	974
TOTAL CURRENT ASSETS	1,908,008	2,154,474

PLANT AND EQUIPMENT, NET	2,149,579	1,961,465

OTHER ASSETS	12,269	15,751

TOTAL ASSETS	$4,069,856	$4,131,690

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$163,163
Loan and related party payable	96,999	95,194
Notes payable-current portion	701,377	439,354
Customer deposit	217,538	83,111
Income Taxes Payable	-	-
Accrued liabilities and payroll tax liabilities	83,994	231,273
TOTAL CURRENT LIABILITIES	1,099,908	1,012,095

LONG-TERM LIABILITIES
Note Payable-Long term	470,072	461,322
Due to stockholders	444,146	335,146
TOTAL LONG-TERM LIABILITIES	914,218	796,468
TOTAL LIABILITIES	2,014,126	1,808,563

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized,
13,150 shares issued and outstanding	13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized,
12,100,000 shares issued and outstanding	12,100	12,100
Common stock, par value $.001, 100,000,000 shares authorized,
38,779,689 shares issued and outstanding	38,779	37,879
Additional paid-in capital	3,465,866	3,286,790
Statutory reserve	16,805	16,805
Accumulated other comprehensive income (loss)	221,673	173,854
Accumulated deficit	(1,699,506)	(1,204,314)
TOTAL STOCKHOLDERS' EQUITY	2,055,730	2,323,127

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,069,856	$4,131,690

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Statements of Operations
Three And Nine Months Ended September 30, 2010 and 2009
(Expresed in US Dollars, except for number of shares)

	Three months ended		Nine months ended
	9/30/2010	9/30/2009	9/30/2010	9/30/2009
REVENUES:
Sales	$284,935	$186,667	$1,212,127	$1,037,651
Cost of goods sold	(242,229)	(112,725)	(1,100,000)	(686,712)
Cost of goods sold - related party	-	-	-	-
Total Cost of Revenues	(242,229)	(112,725)	(1,100,000)	(686,712)
GROSS PROFIT	42,706	73,942	112,127	350,939

OPERATING EXPENSES:
Selling and marketing	101,391	33,973	201,291	149,463
Professional and legal expenses	20,550	23,050	62,419	64,514
General and administrative	173,935	140,627	405,431	382,395
TOTAL OPERATING EXPENSES	295,876	197,650	669,141	596,372

INCOME(LOSS) FROM CONTINUING OPERATIONS	(253,170)	(123,708)	(557,014)	(245,433)

OTHER INCOME (EXPENSE):
Interest income	56	158	610	436
Interest expenses	(2,299)	(5,232)	(15,280)	(13,062)
Gain on disposal(PPE)	-	4,909	1,659	4,909
Government & other grant	192	10,985	73,451	104,783
Other	22	12,409	8,159	12,409
TOTAL OTHER INCOME (EXPENSES)	(2,029)	23,229	68,599	109,475

INCOME(LOSS) FROM CONTINUING OPERATIONS BEFOR INCOME TAXES	$(255,199)	$(100,479)	$(488,415)	$(135,958)

Income tax expense	-	88	6,777	6,580

NET INCOME(LOSS) FROM CONTINUING OPERATIONS	(255,199)	(100,567)	$(495,192)	$(142,538)

NET INCOME(LOSS) FROM DISCONTINUED OPERATIONS	$-	$(15,182)	$-	$(13,600)

NET INCOME	$(255,199)	$(115,749)	$(495,192)	$(156,138)

Other comprehensive income
- Foreign currency translation gain	$32,975	1,004	47,819	1,979

COMPREHENSIVE (LOSS) INCOME	$(222,224)	$(114,745)	$(447,373)	$(154,159)

Earnings(loss) per common share:
Continuing opeartions - basic & diluted	**	**	**	**

Discontinued operations- basic & diluted	**	**	**	**

Weighted average number of shares outstanding during the period - basic & diluted	38,779,689	36,129,689	38,743,022	36,129,689

** Less than $0.01
The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009

	For the nine months ended
	9/30/2010	9/30/2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(495,192)	(159,060)
(Add) deduct (loss) earnings from discontinued operations	-	(13,600)
Net income (loss) from continuing operations	(495,192)	(145,460)

Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation	120,991	74,369
(Increase) decrease in operating assets:
Accounts receivable	359,545	322,113
Inventories	48,479	249,801
Other assets	3,722	(51,512)
Prepaid expenses and other current assets	(494,903)	(1,149,344)
Increase (decrease) in operating liabilities:
Accounts payable	(163,666)	5,917
Other payables and accrued liabilities	37,756	(564,370)
Tax payable	(51,238)	171,384
Operating cash flow from discontinued operations	-	279,131
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(634,506)	(807,971)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(269,549)	(128,565)
Proceeds from disposal of property and equipment		450,826
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(269,549)	322,261

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	109,000
Proceeds (Payments) on third party Loans	(146,903)	153,801
Proceeds from Notes Payable	396,639	900,571
Payments on Notes Payable		(549,293)
Proceeds from issuance of shares	180,000
Addition in paid-in capital	-	4,391
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	538,736	509,470

Foreign currency translation adjustment	3,346	90

NET INCREASE IN CASH AND CASH EQUIVALENTS	(361,973)	23,850

CASH AND CASH EQUIVALENTS:
Beginning of period	$453,831	$97,961

End of period	$91,858	$121,811

Supplemental disclosures of cash flow information:
Cash paid for interest	$15,280	$13,062
Cash paid for income taxes	$6,777	$6,580

The accompanying notes are an integral part of these consolidated financial statements

CHINA FRUITS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009 and no longer records an intangible asset when the purchase price of a noncontrolling interest exceeds the book value at the time of buyout. Any excess or shortfall for buyouts of noncontrolling interests in mature restaurants is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance ( i.e.,  book value can go negative).  The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

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

CHINA FRUITS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Expressed in USD)

4. ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales are on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. Based upon the aforementioned criteria, management has determined that no allowance was considered necessary as of September 30, 2010 and December 31, 2009, respectively.

	September 30, 2010	December 31, 2009
Accounts receivable, gross	2,985	361,369
Less: allowance for doubtful accounts	-0-	-0-
Accounts receivable, net	2,985	361,369

5. RECEIVABLE FROM THIRD PARTIES

The company advances money to several third parties during business operation. These receivables bear no interest and due on demand, except otherwise noted. As of September 30, 2010 and December 31, 2009, the balances of receivable from third parties are:

	September 30,2010	December 31, 2009
Third party advances	1,057,241	685,393
Bank security deposit	29,846	43,935
Receivable from third parties	1,087,087	729,328

6. INVENTORIES

Inventories as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31,2009
Raw materials	64,527	58,255
Finished goods	16,010	69,113
	80,537	127,368

For the year ended September 30, 2010 and December 31, 2009, no provision for obsolete inventories was recorded by the Company.

7. Prepayment

As of September 30, 2010 and December 31, 2009, the Company had prepayment of $645,541, consists of the following:

	September 30, 2010	December 31, 2009
Paid in advance (production)	511,398	463,591
Prepaid rent	134,143	14,271
	645,541	477,862

8. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of September 30, 2010 and December 31, 2009 consists of the following:

	September 30, 2010	December 31, 2009
Plant and machinery	2,317,820	2,217,568
Construction in progress	104,643	3,821
Furniture, fixture and equipment	155,896	40,256
	2,578,359	2,261,645
Less: accumulated depreciation	(428,780)	(300,180)
Plant and equipment, net	2,149,579	1,961,465

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress as of September 30, 2010, represents buildings under construction.

9. OTHER PAYABLES AND ACCRUED LIABILITIES

Other payables and accrued liabilities as of September 30, 2010 and December 31, 2009 consist of following:

	September 30, 2010	December 31, 2009
Salary and welfare payable	8,460	64,100
Accrued expenses	75,534	167,173
	83,994	231,273

CHINA FRUITS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Expressed in USD)

10. RECEIVED IN ADVANCE

As of September 30, 2010, the Company had customer deposits of $217,538 representing payments received for orders not yet shipped.

11. NOTE PAYABLE TO THIRD PARTIES

As of September 30, 2010, the balance of loan from a local bank is $298,458. The loan bears annual interest 5.841% and is due on September 5, 2011.

As of September 30, 2010, the balance of loan from an individual is $402,919. The loan bears no interest and is due on January 19, 2011.

As of September 30, 2010, the total balance of four loans from local government is $470,072. These loans bear no interest and will be paid back before November 30, 2010 and November 30, 2013, respectively.

12. NOTE PAYABLE- RELATED PARTY

As of September 30, 2010, the total balance of two loans from one related party is $96,999. These loans bear no interest and due on demand.

13. AMOUNT DUE TO STOCKHOLDERS

The balances due to stockholders represented unsecured advances which are interest-free and repayable in next twelve months. As of September 30, 2010 and December 31, 2009, the balances of due to stockholders are $444,146 and $335,146.

14. CAPITAL TRANSACTIONS

In January, 2010, the Company issued 900,000 shares at a purchase price of $0.20 per share (aggregate sum of $180,000) pursuant to an Offshore Subscription Agreement between the Company and an individual.

15. GOVERNMENT & OTHER GRANTS

From January to September, 2010, the company received grants from local government and other resources in total amount of $73,451 (500,000RMB). These grants are interest-free and bear no repayment requirements.

16. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2010, the Company had an accumulated deficit of $1,699,506. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through September 30, 2010.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

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

In 2008, we expanded our sales network by setting up the franchise retail stores for fresh fruits and related products. We also relocated our headquarters to Beijing, which we believe will have a positive effect on our corporate image and marketing strategy. In order to create our brand identity efficiently, we plan to acquire or joint venture with the existing profitable and middle-size retail stores. We will provide the stores with management, supplies, as well as the remodeling in connection with display, color and sign to match the franchise requirements. As of September 30, 2010, there were four wholly-owned franchise retail stores in Beijing area. In addition to the original store located in Panjia Garden Beijing, we had three stores opened during the third quarter of 2010, which were located at Feng Tai District, He Ping Li and Xi Zhi Men area, Beijing.

The franchise retail stores build up the direct channel between the end users and us, which will facilitate the process from our plants to the markets, benefit us in adjusting our business strategies when market changes. In addition to our own products, we also work with our strategic partners to diversify the fruits in our store and ensure the prompt delivery. During the global financial crisis in 2009, we had to discontinue some stores to reduce our overhead and enhance our operating efficiency, but we still believe we can expand our market shares through an effective and efficient franchise retail network. We expect more market shares via brand recognition in the near future.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Revenues

We had sales of $284,935 and $1,212,127 for the three and nine months ended September 30, 2010, respectively, increased by $98,268, or 52.6%, and $174,476, or 16.8%, respectively, compared to sales of $186,667 and $1,037,651 for the comparative periods ended September 30, 2009, respectively. The increase in sales for three and nine months ended September 30, 2010 was due to the recovery from global financial crisis, which had significant impact on our revenues in 2009. In addition, we had three new stores opened in Beijing area during the third quarter of 2010, which boosted our revenues due to the increasing traffic.

We recognized revenue when persuasive evidence of a sale existed, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns for the three and nine months ended September 30, 2010 and 2009, respectively.

Net Income / (Loss)

We had net loss of $255,199 and $495,192 from continuing operations for the three and nine months ended September 30, 2010, respectively, compared to the net loss from continuing operations of $100,567 and $142,538 for the three and nine months ended September 30, 2009, respectively. The increases in net loss during the three and nine months ended September 30, 2010 were due primarily to the significant increase in cost of goods sold, resulting in insufficient gross profit to cover our expenses during the period. In addition, the increase in net loss during current period was due to the increase in selling, general and administrative expenses as a result of the three new stores recently opened.

We expect to be profitable in the year of 2011 due to the upward trend of current economy, the implementation of our business plan, including the increase in franchise retail stores, and the increase in marketing budgets. However, there can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three and nine months ended September 30, 2010 were $295,876 and $669,141, respectively, increased by $98,226 or 49.7%, and $72,769 or 12.2%, compared to operating expenses of $197,650 and $596,372 for the comparative periods ended September 30, 2009, respectively. The increase in operating expenses during both three-month and nine-month periods in 2010 was attributable to the set-up cost for the three new stores opened during the third quarter of 2010. Our selling and marketing expenses increased by $67,418 and $51,828 for the three and nine months ended September 30, 2010, respectively, and our general and administrative expenses increased by $33,308 and $23,036 for both periods, respectively.

Cost of Revenue

Cost of revenue includes expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of revenue items. We had $242,229 in cost of revenue, or approximately 85.0% of revenues, and $1,100,000 in cost of revenue, or approximately 90.7% of revenues, during the three and nine months ended September 30, 2010, respectively. Comparably, we had $112,725 in cost of revenue, or approximately 60.4% of revenues, and $686,712 in cost of revenue, or approximately 66.2% of revenues, during the three and nine months ended September 30, 2009, respectively.

All the cost of revenue was from unrelated parties. The increase in cost of revenue as percentage of sales during the three and nine months ended September 30, 2010 was due primarily to the discontinued alcoholic beverage production business in June 2009, which had higher gross margins compared to the gross margin of fresh fruits products typically ranging between 5-10%.

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $634,506 during the nine months ended September 30, 2010, compared to cash flows of $807,971 used in operating activities for the nine months ended September 30, 2009. Negative cash flows from operations for the nine months ended September 30, 2010 were due primarily to the net loss of 495,192, the increase in prepaid expenses and other current assets in the amount of $494,903, and the decrease in accounts payable by $163,666, partially offset by the collection in accounts receivable in the amount of $359,545, and the decrease in inventories by $48,479. Negative cash flows from operations for the nine months ended September 30, 2009 were due primarily to the net loss of $159,060, the increase in prepaid expenses and other current assets in the amount of $1,149,344, the decrease in other payables and accrued liabilities in the amount of $564,370, partially offset by the decrease in accounts receivable and inventories in the amount of $322,113 and $249,801, respectively, and the increase in tax payable by $171,384.

Cash flows used in investing activities were $269,549 during the nine months ended September 30, 2010 due to the purchase of property and equipment. Comparably, we had cash flows of $322,261 from investing activities during the nine months ended September 30, 2009 due to the disposal of property and equipment by $450,826, offset by the purchase of property and equipment in the amount of $128,565.

We had cash flows of $538,736 and $509,470 provided by financing activities during the nine months ended September 30, 2010 and 2009, respectively.  Positive cash flows from financing activities during the nine months ended September 30, 2010 were due primarily to proceeds from related party loan in the amount of $109,000, proceeds from notes payable of $396,639, dated July 20, 2010, with expiration date on January 19, 2011 and zero interest, and proceeds of $180,000 from sales of shares pursuant to an Offshore Subscription Agreement, dated January 12, 2010, the purchase price of which were twenty cents (US$.20) per share. Positive cash flows from financing activities during the nine months ended September 30, 2009 were due primarily to proceeds from non-related party loan in the amount of $153,801, and proceeds from notes payable of $900,571, of which two separated government loans of $131,735 and $329,337, and one loan of $439,499 from ICBC China, with terms from March 19, 2009 through November 30, 2012, July 31, 2009 through November 30, 2013, and July 20, 2009 through July 20, 2010, respectively, offset by the repayments to notes payable in the amount of 549,293.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $700,000 for 2010 and 2011.

Overall, we have funded our cash needs from inception through September 30, 2010 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $91,858 on hand as of September 30, 2010. Currently, we have enough cash to fund our operations through the end of 2010. This is based on current working capital of $808,100, the cash flows from financing activities and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,000,000 per year starting in 2011. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

ITEM 4.      REMOVED AND RESERVED

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

Reports on Form 8-K filed in the third quarter of 2010

On July 2, 2010, we filed a current report on Form 8-K to announce the resignation of Ms. Zhao Li Li from her position of Director of the Company as approved by the Board of Directors, and effective immediately.

On September 1, 2010, we filed a current report on Form 8-K to announce the appointment of Mr. Li, Lin Feng as Chief Financial Officer of the Company and the resignation of Mr. Wang, Yong Cheng, former Chief Financial Officer of the Company, as approved by the Board of Directors, and effective immediately.

Reports on Form 8-K filed subsequent to the third quarter of 2010

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: November 9, 2010	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

INDEX TO E XHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002