Form 10-K
period 2010-12-31
China Fruits Corportion
filed 2011-04-15
CIK 1029802

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2010

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 1-10559

CHINA FRUITS CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	58-2027283
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes [ ] No [x]

The Registrant’s revenues for its fiscal year ended December 31, 2010 were $1,807,471.

The aggregate market value of the voting stock on April 12, 2011 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $762,285 based upon the most recent sales price ($0.02) for such Common Stock on said date April 12, 2011, there were 38,779,689 shares of our Common Stock issued and outstanding, of which approximately 38,114,273 shares were held by non-affiliates.

Number of shares of common stock, par value $.001, outstanding as of April 12, 2011: 38,779,689

Number of shares of preferred stock outstanding as of April 12, 2011:

Series A, par value $.001 -  13,150

Series B, par value $.001 - 12,100,000

(1)

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

(2)

(3)

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

We began operating as a holding company in 2005. The primary objectives involved creating and managing a comprehensive portfolio of companies in key industry sectors. We did not meet our primary objectives in 2005.  As a result, during 2005 we decided to sell all of our real estate properties, and discontinued the operations of all of our subsidiaries. In the first quarter of 2006, our operations from continuing activities consisted of its investment in an oil and gas property in Texas, which was disposed during the second quarter of 2006.

As of April 1, 2006, we entered into a Plan of Exchange (the “Agreement”), between and among us, Jiang Xi Tai Na Guo Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“PRC”), which changed its corporate name to Jiangxi Taina Nanfeng Orange Co., Ltd. in February of 2007 (collectively referred to herein as “Tai Na”), the shareholders of Tai Na (the “Tai Na Shareholders”) and our Majority Shareholder.

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

Business Description of the Issuer

Since the reverse merger was consummated, we have continued operations of Tai Na, a company which is principally engaged in manufacturing, trading and distributing fresh tangerine and other fresh fruits in the PRC. Tai Na is located in Nan Feng County, Jiang Xi Province, the well known agricultural area for tangerine in China. The geographic advantage benefits us with respect to the control of manufacturing cost and product quality. We have self-owned property in Nan Feng County with a total area of 742,901 square feet, including manufacturing plants of 238,609 square feet and office building of 70,350 square feet. In order to effectively maintain the quality of tangerine, we have a set of temperature and humidity auto-control equipments with capacity of 1,500 tons. We also have two automatic product lines to select fruits, the hourly process capacity of which is 10 ton/hour and 15 ton/hour, respectively. We expect the production capacity will reach 3,000 tons in 2011.

Since 2007, we have expanded our sales network by setting up the franchise retail stores for fresh fruits and related products. We also relocated our headquarters to Beijing, which we believe will have a positive effect on our corporate image and marketing strategy. In order to create our brand identity efficiently, we plan to acquire or form joint venture with the existing profitable and middle-size retail stores. We provide the stores with our standard management systems, supplies, as well as remodeling to unify store display, color and sign pursuant to the franchise requirements. As of December 31, 2010, there were four wholly-owned franchise retail stores in Beijing area. In addition to the original store located in Panjia Garden Beijing, we had three stores opened during the third quarter of 2010, which were located at Feng Tai District, He Ping Li and Xi Zhi Men area, Beijing.

The franchise retail stores build up the direct channel between the end users and us, which facilitates the process from our manufacturing plants to the markets, benefits us in adjusting our business strategies when market changes. In addition to our own products, we also work with our strategic partners to diversify the fruits in our store and ensure the prompt delivery. We believe we can expand our market shares through an effective and efficient franchise retail network. We expect more market shares via brand recognition in the near future.

(4)

Overview of Our Market Area

China's citrus industry currently experiences transition from quantity concentration to quality concentration, from production only to diversified business segments covering pre-production to post-production. Citrus production in China has the following features:

*	Changes in Market Shares. Before the 1990s, approximately 70% of total citrus output was tangerine, 20% of the total were oranges. The percentages were changed to 55% for tangerine and 30% for orange in the past decade due to the improved quality of oranges with respect to size, outlook and taste.

*	Concentration on Chinese Market. Citrus products are primarily marketed in China. Approximately 2% of total citrus products are exported to different countries.

*	Increasing Fresh Fruits Consumption. Currently, the average consumption for fresh fruit is 61.4 kg per person per year in the world, of which fruit consumption of 55.4 kg per person per year in the developing countries, and 83.3 kg per person per year in the developed countries. In China, the average fruit consumption is 45.6 kg per person per year, deceased by 18% and 45%, compared to the developing countries and developed countries, respectively. Therefore, the fresh fruit market in China is still growing.

*	Preference to Fresh Fruits. 95% of citrus products in China are consumed as fresh fruit. Fruit manufacturing is not popular in China, most of which is for export only. In addition, the orange juices on Chinese markets are primarily made from concentrated or non-concentrated juices imported from Brazil and the United States.

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

Marketing Strategies

Expanding Retail Fruit Stores Network

We believe franchise retail stores will benefit us in our business expansion. We plan to expand our sales network by opening up to 30 franchise retail stores for fresh fruit and related products in 2011, of which 10 stores will be directly owned and operated, and 20 stores will be operated in form of joint ventures with the existing profitable and middle-size retail stores. We provide the stores with our standard management systems, supplies, as well as remodeling to unify store display, color, and sign pursuant to the franchise requirements. As of December 31, 2010, there were four wholly-owned franchise retail stores in Beijing area. In addition to the original store located in Panjia Garden Beijing, we had three stores opened during the third quarter of 2010, which were located at Feng Tai District, He Ping Li and Xi Zhi Men area, Beijing. The franchise retail stores will help build a direct channel between the end users and us, which will facilitate the process of moving product from our plants to the markets, and benefitting us in our business strategies when markets change.

Improving Management Systems

We have run retail fruit stores since 2007, experiencing economic boom and financial crisis, from which we summarize three key success factors, including good location, prompt delivery system and sophisticated leader. If good location is predetermined, prompt delivery and sophisticated leader will be significantly related to our management system. We will standardize our operating system; provide our employees with clear indicators in connection with sales skill, products display, storage, delivery, and marketing promotion. We will set up different modules to evaluate the store performance and employee performance. We believe an effective operating system will improve efficiency and encourage our employees.

(5)

Seeking for Opportunities to Develop International Markets

Our tangerines, known as "Nan Feng tangerine", are popular in the market due to the high quality, benefitting from the natural resources in Nan Feng County, which is a well known agricultural area for tangerines in China. Currently, we primarily market in China and hold a leading position in the Chinese market. However, this position is challenged since China’s accession to WTO in 2001. We believe the open-market policies will lower the barriers to entry, both in Chinese markets and global markets. WTO membership brought with it the opportunity to take advantage of new market access opportunities and new protections now available to China under the rules-based system of the WTO. In order to develop our international markets, we set up a department in charge of oversea markets in 2010, which included 4 full-time employees and 2 part-time employees. Our target markets including Europe, Middle-east, and Southeast Asia. In 2010, we sold approximately 25 tons of tangerine to Dubai, which was good start for our international trade. We believe there is great growth potential in international markets and we will keep looking for the opportunities oversea.

Seeking for Opportunities to Develop e-Commerce Business

The Internet and Internet-related markets in China are rapidly evolving. There are many companies in the domestic and international markets that distribute online content, online shopping, and value-added telecommunications services targeting Chinese users. We believe e-commerce will be one of our opportunities to increase our sales revenues. Accordingly, we set up an IT department in 2010, which is devoted to develop, maintain and upgrade our website (www.guoq.cn) for e-Commerce. We expect the total budget for website development, marketing and promotion will be approximately $40,000 and generate revenues of approximately $150,000 in 2011.

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

• Expand the sales network;

• Increase sales revenue; and

• Successfully build brand identity.

Enhancing Manufacture Capacity

We have self-owned property in Nan Feng County with a total area of 742,901 square feet, including manufacturing plants of 238,609 square feet and office building of 70,350 square feet. In order to effectively maintain the quality of tangerine, we have a set of temperature and humidity auto-control equipments with capacity of 1,500 tons. We also have two automatic product lines to select fruits, the hourly process capacity of which is 10 ton/hour and 15 ton/hour, respectively. We expect the production capacity will reach 3,000 tons in 2011.

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

Competition

The domestic and international markets for the citrus industry are intensely competitive and require us to compete against some companies possessing greater financial, marketing and other resources than ours. These include firms that compete in multiple geographic areas as well as firms that are primarily local in their operation. Competitive products include different fruits planted in domestic market and those imported from Southeast Asia, Japan, Taiwan, Europe, US and Canada. Competitive factors impacting our business include pricing, advertising, sales promotions, product innovation, increased efficiency in production techniques, the introduction of new packaging, and brand/trademark development and protection.

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

Employees

We have to make a rational allocation and use of personnel due to the global financial crisis. As of December 31, 2010, we had 74 full-time employees, of which 35 are experienced personnel in franchising management, export trading and purchasing.

(6)

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

(7)

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

(8)

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

(9)

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

(10)

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

(11)

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Beijing, PRC which has office area of 2,260 square feet. Our office is under a three-year lease agreement with annual rental payment of approximately $35,000. This space is adequate for our present operations. No other businesses operate from this office. We also lease 4 stores and 1 warehouse in Beijing area for retail business, of which the total store area is 6,800 square feet with annual rental payment of approximately $196,000, and the warehouse area is 1,300 square feet with annual rental payment of approximately $3,000.

Our main operation is located in the Fu Xi Technology & Industry Park, Nan Feng County, Jiang Xi Province, People’s Republic of China, which is self-owned property with a total area of 742,901 square feet, including manufacturing plants with total area of 238,609 square feet and office building with total area of 70,350 square feet. This space is adequate for our present operations. No other businesses operate from this office.

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

ITEM 4. (REMOVED AND RESERVED)

(12)

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

Interim Period	Low	High
Interim Period ended March 31, 2011	$0.03	$0.03

Fiscal 2010
Quarter ended March 31, 2010	$0.055	$0.055
Quarter ended June 30, 2010	$0.045	$0.045
Quarter ended September 30, 2010	$0.032	$0.032
Quarter ended December 31, 2010	$0.035	$0.035

Fiscal 2009
Quarter ended March 31, 2009	$0.04	$0.12
Quarter ended June 30, 2009	$0.06	$0.165
Quarter ended September 30, 2009	$0.07	$0.17
Quarter ended December 31, 2009	$0.05	$0.095

Dividends

We have never paid a cash dividend on our common stock. The payment of dividends may be made at the discretion of our Board of Directors, and will depend upon, among other things, our operations, capital requirements, and overall financial condition. There are no contractual restrictions on our ability to declare and pay dividends.

Preferred Stock

On September 16, 2004, we filed with the Delaware Secretary of State a Certificate of Designation of the Rights and Preferences of Preferred Stock of Diversified Financial Resources Corporation, n/k/a China Fruits Corporation. This designation created 200,000,000 shares, no stated par value, of Series A and Series B Convertible Preferred Stock. On May 18, 2006, we filed with the Nevada Secretary of State an Articles of Exchange to redomicile from Delaware State to Nevada State, the designation regarding the Rights and Preferences of Preferred Stock remains unchanged except that the par value of Preferred Stock was changed to $.001. A Certificate of Designation was filed with the Nevada Secretary of State accordingly.

(13)

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

Number of Holders

As of April 12, 2011, we had 3,630 common shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

(14)

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

As of January 12, 2010, the Company entered into an Offshore Subscription Agreement with Mr. Huang, Junjie (“Mr. Huang”), in order to subscribe to and purchase nine hundred thousand shares (900,000) of restricted common stock of CHFR (the “Huang Shares”). Mr. Huang agreed to purchase the Huang Shares at a purchase price of twenty cents (US$.20) per share (aggregate sum of $180,000).

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

Critical Accounting Policies

(15)

Revenue recognition

The Company derives revenues from the resale of tangerine and other fresh fruits purchased from third parties, net of value added taxes (“VAT”).  The Company is subject to VAT which is levied on the majority of the products of the Company at the rate of 13% on the invoiced value of sales.  Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

In accordance with guidance issued by the FASB, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.  The Company’s sales arrangements are not subject to warranty.

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the year ended December 31, 2010.

Inventory

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  The spoilage will be written-off directly to the profit and loss when it occurs. As of December 31, 2010 and 2009, the Company did not record an allowance for obsolete or spoiled inventories.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Revenues

Gross revenues were $1,807,471 and $1,905,030 for the years ended December 31, 2010 and 2009, respectively, due primarily to sales of fresh fruits and related products, including our signature tangerine. We recognize revenue when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns for the year ended December 31, 2010. The decrease in gross revenues by $97,559 in 2010 was due primarily to the decrease in tangerine output affected by the severe weather in Nan Feng area. The temperature dropped significantly in the winter of 2010, which was the harvest period of our tangerine.

We expect sales to increase during 2011 as our moves toward implementing our business plan, including the increase in franchise retail stores, the increase in marketing budgets. We had three new stores opened in Beijing area during the third quarter of 2010. We expect to open total 30 franchise retail stores in 2011 and expect to boost our revenues due to the increasing traffic.

(16)

Income / Loss

We had net loss of $347,241 and $246,361 for the years ended December 31, 2010 and 2009, respectively. The increase in net loss by $100,880 during the year of 2010 was due to the decrease in sales revenues in 2010. On the other hand, our cost of goods sold increased as result of inflation. It is hard for us to increase the sales price against inflation due to the intensive competition in the market.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the years ended December 31, 2010 and 2009 were $880,958 and $1,055,341, respectively. The decrease by $174,383 in 2010 was due primarily to the decrease in general and administrative expenses as result of effective cost control. We adjusted our expenses budget periodically during the year according to the revenues. The decrease in sales revenues pushed us to cut down the unnecessary expenses, such as travels, entertainment and bonus.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. During the year ended December 31, 2010, we had $1,485,643 in cost of goods sold, or 82.2% of sales revenue. During the year ended December 31, 2009, we had $1,329,385 in cost of goods sold, or 69.8% of sales revenue. The higher cost of goods sold as a percentage of revenue during 2010 was due to the increase in our purchase cost as result of inflation. The gross margin of fresh fruits products typically ranges between 5-10%.

We expect to reduce the cost of goods sold through collaboration with more non-related suppliers, which will also help us to reduce the risk of concentration.

Liquidity and Capital Resources

Cash flows used in operating activities were $99,224 and $351,713 for the years ended December 31, 2010 and 2009, respectively. Negative cash flows from operations in 2010 were due primarily to the net loss of $347,241, plus the increase in inventories by $155,496, and the decrease in account payables by $156,011, partially offset by the collection in accounts receivable by $246,948 and the increase in other payables and accrued liabilities in the amount of $151,992.

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

Cash flows used in investing activities were $248,427 during the year ended December 31, 2010 due primarily to the purchase of property and equipment in the amount of $152,214, and construction in progress of $100,235, slightly offset by the proceeds of $4,022 from disposal of property and equipment. Comparatively, cash flows used in investing activities were $426,438 during the year ended December 31, 2009, due primarily to the purchase of property and equipment in the amount of $439,291, offset by the proceeds of $12,853 from disposal of property and equipment.

(17)

Cash flows provided by financing activities were $193,862 and $496,089 for the years ended December 31, 2010 and 2009, respectively. Cash flows from financing activities in 2010 were due primarily to the proceeds from notes payable of total $1,033,912, including a note of $295,403 (RMB 2,000,000) bearing annual interest of 5.841% and due on September 5, 2011, and a note of $738,509 (RMB 5,000,000) bearing annual interest of 5.838% and due on October 25, 2011, partially offset by the advance to third party and notes payable in amount of $697,595 and $443,105, respectively. In addition, we had proceeds of $180,000 from the sales of our common stock, which was priced at $.20 per share.

Cash flows from financing activities in 2009 were due primarily to the third party loans of total $900,676, which consisted of a local bank in total amount of $439,354 (RMB 3,000,000) bearing annual interest 5.841% and due on July 20, 2010, and four loans in total amount of $461,322 (RMB 3,150,000) from local government, bearing no interest and paid back before November 30, 2012 and November 30, 2013, respectively, partially offset by the advance to third party and notes payable in amount of $413,462 and $549,342, respectively. In addition, we had proceeds of $350,000 from the sales of our common stock, which was priced at $.20 per share.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $500,000 in working capital during 2010 and $700,000 for the two years thereafter.

Overall, we have funded our cash needs from inception through December 31, 2010 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $312,218 on hand and a working capital of $1,112,937 as of December 31, 2010. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $500,000 to sustain operations through year 2011 and approximately $700,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Demand for the products and services will be dependent on, among other things, market acceptance of our products, citrus market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

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

(18)

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $83,936 in fiscal 2010. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	2010	2009

Balance sheet items, except for the registered and paid-up capital as of December 31, 2010 and 2009	USD 0.151:RMB 1	USD 0.146:RMB 1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31, 2010 and 2009	USD 0.148:RMB 1	USD 0.146:RMB 1

(19)

ITEM 8. FINANCIAL STATEMENTS

Financial Summary Information

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2010 and 2009

Statements of Operations	For the year ended December 31,
	2010	2009
Revenues	$1,807,471	$1,905,030
Cost of Sales	$(1,485,643)	$(1,329,385)
Gross profit	$321,828	$575,645
Operating expenses	$880,958	$1,055,341
(Loss) from operations	$(559,130)	$(479,696)
Interest expense	$(28,749)	$(14,649)
Net income (loss)	$(347,241)	$(246,361)
Net loss per common share	**	**

** Less than $.01

Balance Sheet	As of December 31, 2010

Cash	$312,218
Total current assets	$2,641,148
Other assets	$858
Total Assets	$4,759,864
Current liabilities	$1,528,211
Long term liabilities	$991,831
Stockholders’ equity	$2,239,822
Total liabilities and stockholders’ equity	$4,759,864

(20)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Fruits Corporation

We have audited the accompanying consolidated balance sheets of China Fruits Corporation and Subsidiaries (the “Company”) as of December 31, 2010 and 2009 and related statements of consolidated operations, stockholders’ deficit, comprehensive income and cash flows for the years ending December 31, 2010 and 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Fruits Corporation and Subsidiaries as of December 31, 2010 and 2009 and the results of its operations and its cash flows for years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 22, the Company has suffered accumulated deficit and negative cash flow from operations that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

April 14, 2010

(21)

China Fruits Corpration And Subsidiaries
Condensed Consolidated Balance Sheets
As of December 31, 2010 and 2009
(Expresed in US Dollars, except for number of shares)

ASSETS
	December 31. 2010	December 31. 2009
CURRENT ASSETS
Cash and cash equivalents	$312,218	$453,831
Accounts receivable, trade	120,126	361,369
Receivable from third parties	1,486,465	729,328
Inventories	290,283	127,368
Prepayment and Deferred expense	363,562	477,862
Refundable VAT tax	68,494	3,742
Refundable income tax	—	974
TOTAL CURRENT ASSETS	2,641,148	2,154,474

PLANT AND EQUIPMENT, NET	2,117,858	1,961,465

OTHER ASSETS	858	15,751

TOTAL ASSETS	$4,759,864	$4,131,690

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,736	$163,163
Loan and related party payable	37,749	95,194
Notes payable-current portion	1,056,971	439,354
Customer deposit	298,818	83,111
Accrued liabilities and payroll tax liabilities	125,937	231,273

TOTAL CURRENT LIABILITIES	1,528,211	1,012,095

LONG-TERM LIABILITIES
Note Payable-Long term	536,035	461,322
Due to stockholders	455,796	335,146
TOTAL LONG-TERM LIABILITIES	991,831	796,468

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized,	13	13
13,150 shares issued and outstanding
Series B; par value $0.001, voting; 50,000,000 shares authorized,	12,100	12,100
12,100,000 shares issued and outstanding
Common stock, par value $.001, 100,000,000 shares authorized,	38,779	37,879
38,779,689 shares issued and outstanding
Additional paid-in capital	3,465,890	3,286,790
Statutory reserve	16,805	16,805
Accumulated other comprehensive income	257,790	173,854
Accumulated (deficit)	(1,551,555)	(1,204,314)
TOTAL STOCKHOLDERS' EQUITY	2,239,822	2,323,127

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,759,864	$4,131,690

The accompanying notes are an integral part of these consolidated financial statements

(22)

China Fruits Corpration And Subsidiaries
Audited Condensed Consolidated Statements of Operations
For The Years Ended December 31, 2010 and 2009
(Expresed in US Dollars, except for number of shares)

	For the year ended
	12/31/2010	12/31/2009
REVENUES:
Sales	$1,807,471	$1,905,030
Cost of goods sold	1,485,643	1,329,385
GROSS PROFIT	321,828	575,645

OPERATING EXPENSES:
Selling and marketing	327,756	248,674
Professional and legal expenses	101,419	123,064
General and administrative	451,783	683,603
TOTAL OPERATING EXPENSES	880,958	1,055,341

(LOSS) FROM CONTINUING OPERATIONS	(559,130)	(479,696)

OTHER INCOME (EXPENSE):
Interest income	—	579
Interest expenses	(28,749)	(14,649)
Government & other grant	253,212	168,175
Other	(5,760)	(6,274)
TOTAL OTHER INCOME (EXPENSES)	218,703	147,831

INCOME(LOSS) FROM CONTINUING OPERATIONS BEFOR INCOME TAXES	$(340,427)	$(331,865)

Income tax expense	6,814	12,215

NET (LOSS) FROM CONTINUING OPERATIONS	$(347,241)	(344,080)

NET INCOME FROM DISCONTINUED OPERATIONS	$—	$97,719

NET (LOSS)	$(347,241)	$(246,361)

Other comprehensive income
- Foreign currency translation gain	83,936	$9,915

COMPREHENSIVE (LOSS)	$(263,305)	$(236,446)

(LOSS) per common share:
Basic	**	**

Weighted average number of common shares outstanding during the year - basic	38,750,010	36,225,579

** Less than $0.01
The accompanying notes are an integral part of these consolidated financial statements

(23)

China Fruits Corpration And Subsidiaries
Audited Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009
(Expresed in US Dollars)
	For the year ended
	12/31/2010	12/31/2009 (*restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(347,241)	(246,361)
(Add) deduct (loss) earnings from discontinued operations		97,719
Net (loss) from continuing operations	(347,241)	(344,080)

Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation	154,982	48,698
(Increase) decrease in operating assets:
Accounts receivable	246,948	(38,865)
Account receivable- related party
Inventories	(155,496)	145,818
Other assets	7,484	(5,303)
Prepaid expenses and other current assets	50,742	(421,018)
Increase (decrease) in operating liabilities:	—
Accounts payable	(156,011)	151,736
Other payables and accrued liabilities	151,992	(131,107)
Tax payable	(52,624)	242,408
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(99,224)	(351,713)

CASH FLOWS FROM INVESTING ACTIVITIES
	—	—
Construction in progress	(100,235)
Purchase of property and equipment	(152,214)	(439,291)
Proceeds from disposal of property and equipment	4,022	12,853
NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES	(248,427)	(426,438)

CASH FLOWS FROM FINANCING ACTIVITIES
increase in regerster capital
Loan from related party
Advance from (to) a third party	(697,595)	(413,462)
Proceeds from Notes Payable	1,033,912	900,676
Payments on Notes Payable	(443,105)	(549,342)
Proceeds from issuance of note payable-related party	—	95,194
Proceeds from issuance of shares	180,000	350,000
Due to stockholders	120,650	113,023
NET CASH PROVIDED BY FINANCING ACTIVITIES	193,862	496,089

Net cash transferred from (to) discontinued operation	—	548,598

Foreign currency translation adjustment	12,176	89,334

NET INCREASE IN CASH AND CASH EQUIVALENTS	(141,613)	355,870

CASH AND CASH EQUIVALENTS:
Beginning of period	$453,831	$97,961

End of period	$312,218	$453,831

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,700	$14,649
Cash paid for income taxes	$5,833	$12,215

Cash flow from discontinued operation:
Net cash provided by ( used in) operating activities		97,719
Net cash provided by ( used in) investing activities		450,879
Net cash transferred from ( to ) continuing operations		(548,598)
Effect of exchange rates on cash and cash equivalents		—
Net change in cash and cash equivalents
from discontinued operation	—	—
Cash and cash equivalents of discontinued operation at:
Beginning of period	$—	$—
End of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

(24)

China Fruits Corpration And Subsidiaries
Audited Consolidated Statements of Stockholders Equity
Equity For The Years Ended December 31, 2010 and 2009
(Expresed in US Dollars, except for number of shares)
									Accumulated
	Series"A”	Preferred	Series "B"	Preferred	Common stock		Additional	Statutory	other comprehensive	Accumulated	Total
	shares	Amount	shares	Stock	shares	Amount	Paid-in Capital	reserve	income(loss)	deficit	Equity
Balances as of December 31, 2008	13,150	$13	12,100,000	$12,100	36,129,689	$36,129	$2,938,540	$16,805	$163,939	($957,953)	$2,209,573
Proceeds from sale of shares					1,750,000	1,750	348,250				350,000
Foreign currency adjustment									9,915		9,915
Net (loss)										(246,361)	(246,361)
Balances as of December 31, 2009	13,150	$13	12,100,000	$12,100	37,879,689	$37,879	$3,286,790	$16,805	$173,854	($1,204,314)	$2,323,127
Proceeds from sale of shares					900,000	900	179,100				180,000
Foreign currency adjustment									83,936		83,936
Net (loss)										(347,241)	(347,241)
Balances as of December 31, 2010	13,150	$13	12,100,000	$12,100	38,779,689	$38,779	$3,465,890	$16,805	$257,790	($1,551,555)	$2,239,822

(25)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Expressed in USD)

1. ORGANIZATION AND BUSINESS BACKGROUND

China Fruits Corporation (the “Company” or “CHFR”) was incorporated in the State of Delaware on January 6, 1993 as Vaxcel, Inc. On December 19, 2000, CHFR changed its name to eLocity Networks Corporation.  On August 6, 2002, CHFR further changed its name to Diversified Financial Resources Corporation.  The principal activities of CHFR at that time was seeking and consummating a merger or acquisition opportunity with a business entity.  On May 12, 2006, CHFR was re-domiciled to the State of Nevada.

On May 31, 2006, CHFR completed a stock exchange transaction with Jiangxi Taina Guo Ye Yon Xian Gong Si (“Tai Na”).  Tai Na was incorporated as a limited liability company in the People’s Republic of China (“PRC”) on October 28, 2005 with its principal place of business in Nanfeng Town, Jiangxi Province, the PRC.  Tai Na is principally engaged in manufacturing, trading, and distributing of Nanfeng tangerine, and operating franchise retail stores for fresh fruits through its wholly-owned subsidiary, Tai Na International Fruits (Beijing) Co. Ltd. (“Tai Na Beijing”)

The stock exchange transaction involved two simultaneous transactions:

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

Upon completion of the exchange, Tai Na and its wholly-owned subsidiary, Tai Na Beijing, became wholly-owned subsidiaries of CHFR and the former owners of Tai Na then owned 99% of the issued and outstanding shares of the Company.

On August 18, 2006, CHFR changed its name to its current name “China Fruits Corporation”.

The stock exchange transaction has been accounted for as a reverse acquisition and recapitalization of the CHFR whereby Tai Na is deemed to be the accounting acquirer (legal acquiree) and CHFR to be the accounting acquiree (legal acquirer).  The accompanying consolidated financial statements are in substance those of Tai Na and Tai Na Beijing, with the assets and liabilities, and revenues and expenses, of CHFR being included effective from the date of stock exchange transaction.  CHFR is deemed to be a continuation of the business of Tai Na.  Accordingly, the accompanying consolidated financial statements include the following:

(1)           The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the accounting acquiree at historical cost;

(2)           The financial position, results of operations, and cash flows of the accounting acquirer for all periods presented as if the recapitalization had occurred at the beginning of the earliest period presented and the operations of the accounting acquiree from the date of stock exchange transaction.

CHFR, Tai Na and Tai Na Beijing are hereinafter referred to as (the “Company”).

(26)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Expressed in USD)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue recognition

The Company derives revenues from the resale of tangerine and other fresh fruits purchased from third parties, net of value added taxes (“VAT”).  The Company is subject to VAT which is levied on the majority of the products of the Company at the rate of 13% on the invoiced value of sales.  Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

In accordance with guidance issued by the FASB, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.  The Company’s sales arrangements are not subject to warranty.

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the year ended December 31, 2010.

Cost of revenue

Cost of revenues consists primarily of material costs, direct labor, depreciation and overheads, which are directly attributable to the manufacture of products and the provision of services.

(27)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Expressed in USD)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2010 and 2009, the Company did not record an allowance for uncollectible accounts.

Inventories

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  The spoilage will be written-off directly to the profit and loss when it occurs. As of December 31, 2010 and 2009, the Company did not record an allowance for obsolete or spoiled inventories.

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

Net loss per share

The Company calculates net loss per share in accordance with FASB ASC 260, “Earnings per Share”.  Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding. No diluted loss per share is required to be represented.

Foreign currencies translation

The reporting currency of the Company is the United States dollar (“U.S. dollars”).  Transactions denominated in currencies other than U.S. dollar are calculated at the average rate for the period.  Monetary assets and liabilities denominated in currencies other than U.S. dollar are translated into U.S. dollar at the rates of exchange ruling at the balance sheet date.  The resulting exchange differences are recorded in the other comprehensive income/expenses in the consolidated statement of operations and comprehensive income.

The Company’s subsidiary maintains its books and records in its local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which its operations are conducted.  In general, for consolidation purposes, the Company translates the subsidiary’s assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of operations is translated at average exchange rates during the reporting period.  Adjustments resulting from the translation of the subsidiary’s financial statements are recorded as accumulated other comprehensive income/expenses.

(28)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Expressed in USD)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of income and comprehensive income as and when the related employee service is provided.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. A material related party transaction has been identified in Note 11 in the financial statements.

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

Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

Recently issued accounting standards

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

Recently issued accounting standards (cont’d)

Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the Financial Accounting Standards Board (“FASB”) amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value roll forward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance will not impact the Company’s consolidated results of operations or financial position.

Variable Interest Entities (VIEs)

In June 2009, the FASB issued authoritative guidance changing the approach to determine a VIE’s primary beneficiary and requiring ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. This guidance also requires additional disclosures about a company’s involvement with VIEs and any significant changes in risk exposure due to that involvement. This guidance was adopted January 1, 2010, and did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

(29)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Expressed in USD)

 3. ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales is cash on delivery, or secured by customer deposits. A small portion of our revenues is on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. The Company did not experience significant losses from uncollectible accounts in the past; accordingly, the management has determined that no allowance was considered necessary as of December 31, 2010 and 2009, respectively.

	As of December 31,
	2010	2009

Accounts receivable, gross	120,126	361,369
Less: allowance for doubtful accounts	-0-	-0-
Accounts receivable, net	120,126	361,369

4. RECEIVABLE FROM THIRD PARTIES

The Company advances money to several third parties during business operation, of which $724,780 in connection with tangerine base construction, $306,974 as deposit for tangerine purchase. These receivables bear no interest and due on demand, except otherwise noted. As of December 31, 2010 and 2009, the balances of receivable from third parties consisted of the following:

	As of December 31,
	2010	2009

Third party advances	1,456,266	685,393
Bank security deposit	30,199	43,935
Receivable from third parties	1,486,465	729,328

5. INVENTORIES

Inventories as of December 31, 2010 and 2009 consisted of the following:

	As of December 31,
	2010	2009

Raw materials	45,291	58,255
Finished goods	244,992	69,113
	290,283	127,368

The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. Accordingly, the Company did not record an allowance for obsolete inventories as of December 31, 2010 and 2009, respectively, nor have there been any write-offs during the years ended December 31, 2010 and 2009, respectively.

The spoilage will be written-off directly to the profit and loss when it occurs. The spoilage rate is approximately 1%0 of average inventory. The Company did not record an allowance for spoilage as of December 31, 2010 and 2009, respectively.

(30)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Expressed in USD)

6. PREPAYMENT

As of December 31, 2010 and 2009, the Company had prepayment of $363,562 and $477,862, respectively, consisted of the following:

	As of December 31,
	2010	2009

Paid in advance (production)	279,440	463,591
Prepaid rent	84,122	14,271
	363,562	477,862

7. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2010 and 2009 consisted of the following:

	As of December 31,
	2010	2009

Plant and machinery	2,441,578	2,217,568
Construction in progress	106,410	3,821
Furniture, fixture and equipment	37,803	40,256
	2,585,791	2,261,645
Less: accumulated depreciation	(467,933)	(300,180)
Plant and equipment, net	2,117,858	1,961,465

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress as of December 31, 2010 was $106,410, representing buildings under construction.

8. LOAN AND RELATED PARTY PAYABLE

As of December 31, 2010 and 2009, the Company had loans payable to related party of $37,749 and $95,194, respectively. These loans bear no interest and are due within one year.

(31)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Expressed in USD)

9. NOTES PAYABLE – CURRENT PORTION

As of December 31, 2010 and 2009, the Company had short-term loan of $1,056,971 and $439,354, respectively, from various local banks. The detailed terms were set forth as follows:

	As of December 31,
	2010	2009
Industrial and Commercial Bank of China, 5.841% annual interest, due on July 20, 2010		439,354

Industrial and Commercial Bank of China, 5.841% annual interest, due on September 5, 2011	301.992	-

Bank of China, 5.838% annual interest, due on October 25, 2011	754,979	-
	1,056,971	439,354

10. CUSTOMER DEPOSIT

As of December 31, 2010 and 2009, the Company had customer deposits of $298,818 and $83,111, respectively, representing payments received for orders not yet shipped.

11. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2010 and 2009 consisted of following:

	As of December 31,
	2010	2009

Salary and welfare payable	26,858	64,100
Accrued expenses	99,079	167,173
	125,937	231,273

12. NOTE PAYABLE – LONG TERM

Long-term notes payable as of December 31, 2010 and 2009 consisted of following:

	As of December 31,
	2010	2009

Note payable to related party, zero interest, due on May 19, 2012	60,398	-
Local Government, zero interest, due on no later than November 30, 2013	475,637	461,322
	536,035	461,322

The note payable of $60,398 to related party was reclassified as long-term liabilities as of December 31, 2010 due to the extension of maturity date to May 19, 2012.

(32)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Expressed in USD)

13. AMOUNT DUE TO STOCKHOLDERS

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of December 31, 2010 and 2009 was $455,796 and $335,146, respectively. The balance due to stockholders was not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

14. CAPITAL TRANSACTIONS

On January 12, 2010, pursuant to an Offshore Stock Purchase Agreement dated January 12, 2010, the Company issued 900,000 restricted shares of common stock at a purchase price of total $180,000, or $0.20 per share.

15. CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries, Tai Na and Tai Na Beijing, are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Tai Na and Tai Na Beijing are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $32,392 and $34,457 for the years ended December 31, 2010 and 2009, respectively.

16. STATUTORY RESERVES

Under PRC Company Law, the Company’s subsidiaries, Tai Na and Tai Na Beijing are required to make appropriations to the statutory reserve based on after-tax net income and determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory reserve should be at least 10% of the after-tax net income until the reserve is equal to 50% of Tai Na’s registered capital.  The statutory reserve is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation.

For the years ended December 31, 2010 and 2008, Tai Na and Tai Na Beijing contributed $0 and $0 respectively to statutory reserve.

17. INCOME TAXES

The Company conducts all its operating business through its subsidiaries in China. The subsidiaries are governed by the income tax laws of the PRC and do not have any deferred tax assets or deferred tax liabilities under the income tax laws of the PRC because there are no temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company by itself does not have any business operating activities in the United States and is therefore not subject to United States income tax.

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

The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the years ended December 31, 2010 and 2009.

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	2010	2009

Loss subject to U.S. operation	$(101,496)	$(123,173)
Income (loss) subject to PRC operation	(238,931)	(110,973)
Income (loss) before income taxes	$(340,427)	$(234,146)

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law.

As of December 31, 2010, the U.S. operation had $1,789,053 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2030.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for the year ended December 31, 2010 and 2009 is as follows:

	2010	2009

Income (loss) before income taxes	$(238,931)	$(110,973)
Statutory income tax rate	25%	25%

Expenses not deductible for tax purposes:	6,814	12,215
- Provisions
Effect of tax losses	-	-

Income tax expense	$6,814	$12,215

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2010 and 2009:

	2010	2009

Deferred tax assets:
- Net operating loss carryforwards	$608,278	$573,769
Less: valuation allowance	(608,278)	(573,769)
Deferred tax assets	$-	$-

For the year ended December 31, 2010 and 2009, valuation allowances of $608,278 and $573,769 were provided to the deferred tax assets due to the uncertainty surrounding their realization.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

(33)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Expressed in USD)

17. INCOME TAXES (CONT’D)

	2010	2009

U.S. Statutory rate	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	25
China exemption	(25)	(25)
Total provision for income taxes	$-	$-

The Company applies FASB ASC 740-10, “Accounting for Income Taxes”, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2010 and 2009.

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

Deferred taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred taxes are charged or credited in the income statement, except when they relate to items credited or charged directly to equity, in which case the deferred taxes are also recorded in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no affect on the Company’s financial

18. GOVERNMENT & OTHER GRANTS

In the year of 2010, the Company received grants and rewards from local government and other resources due to its efforts on modern agricultural development, the total amount of which was $244,350 (RMB 1,654,346). These grants were interest-free and bear no repayment requirements.

19. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year.  There were no dilutive common stock equivalents as of December 31, 2010 and 2009, respectively, due to net losses during the years.

The following table sets forth the computation of basic net loss per share for the years indicated:

	2010		2009
Numerator:
- Net loss		$(347,241)		$(246,361)

Denominator:
- Weighted average common shares outstanding		38,750,010		36,225,579

Basic net loss per share	$	**	$	**

** Less than $.01

(34)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Expressed in USD)

20. CONCENTRATION AND RISK

(a) Major customers

For the years ended December 31, 2010 and 2009, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the year ended December 31, 2010, major customers and vendors with their revenues and purchases are presented as follows:

Customers		Revenues			Accounts Receivable
Customer F		$314,657	17%		$-
Customer G		302,867	17%		-
Customer H		50,441	3%		-
Customer I		39,364	2%		-
Customer J		37,791	2%		-
	Total	$745,120	41%	Total:	$-

For the year ended December 31, 2009, major customers and vendors with their revenues and purchases are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$174,203	9%		$174,277
Customer B		156,716	8%		18,866
Customer C		147,194	7%		14,572
Customer D		142,583	7%		142,643
Customer E		84,020	4%		-
	Total	$704,716	35%	Total:	$350,358

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(35)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Expressed in USD)

21. COMMITMENT AND CONTINGENCIES

The Company rented plant, office, and retailing spaces under a non-cancelable operating lease agreement.  Based on the current rental lease agreement, the future five years minimum rental payments required as of December 31 are as follows:

Year ended December 31	Lease payment
2011	180,235
2012	123,374
2013	100,974
2014	84,235
2015	22,069
Total	510,887

For the years ended December 31, 2010 and 2009, rental expense was $140,988 and $20,641.

22. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2010, the Company had an accumulated deficit of $1,551,555. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2011.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

23. RESTATEMENT

Subsequent to the filing of our December 31, 2009 financial statements, management determined that the consolidated statement of cash flows were not properly presented according to ASC 230, Statement of Cash Flows, regarding cash flows from discontinued operation.  Accordingly, the 2009 consolidated statement of cash flows financial statements have been restated to reflect the correction of these errors. The result of this restatement was to present cash flows from operating, investing and financing activities of the discontinued operations not within the operating cash flow category. Management believes these changes did not have a material effect on the Company’s interim financial statements and results of operations for the periods ended March 31, June 30 and September 30, 2010.

(36)

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2010, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

(37)

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2010, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(38)

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

Name	Age	Position	Date to Start
Chen, Quan Long	51	President, Chief Executive Officer and Chairman	June 1, 2006
Li, Lin Feng	39	Chief Financial Officer	August 31, 2010

Chen, Quan Long - President, Chief Executive Officer and Chairman

Mr. Chen, Quan Long, 51, obtained a Master of Business Administration degree at Beijing University. His prior work experience is primarily in corporate. He was chairman of Fei Huan Group, a corporation organized and existing under the laws of the Peoples' Republic of China ("Fei Huan Group"), from October 1988 to December 2001. Since January 2002, he was Chairman of Fei Huan Wine, Inc., an affiliate of Fei Huan Group. Mr. Chen’s duties with Fei Huan Group included management of their beverage processing and distribution. Mr. Chen is a member of the Chinese Entrepreneurial Association.

Li, Lin Feng - Chief Financial Officer

Mr. Li is a certified public accountant in China. Mr. Li is experienced in Fund management also familiar in mergers and acquisitions and integration, and capital operation. From July 1990 to July 2009, Mr. Li had worked in China National Petroleum Corporation, North China Petroleum Administration Bureau; Hua Jian Certified Public Accountants Co.; Beijing Huarong Culture Investment Company and Beijing Meiying Huada Investment Advisory Co., Ltd. at the positions as more than ten years Financial Manager experience, Project Manager and more than 3 years Chief Financial Officer experience respectively.

Mr. Li received his MBA from Beijing University of Technology.

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

(39)

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

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Chen, Quan Long President, CEO & Chairman	2010	9,080	0	0	0	0	0	0	9,080
	2009	9,080	0	0	0	0	0	0	9,080
	2008	4,946	0	0	0	0	0	0	4,946

Li, Lin Feng Chief Financial Officer	2010	8,343	0	0	0	0	0	0	8,343

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

(40)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

As of April 12, 2011, we had 3,630 stockholders of record and 38,779,689 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding. The following table sets forth as of April 12, 2011, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Director, nominee and executive officer; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 38,779,689 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding as of April 12, 2011.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF APRIL 12, 2011

Title of Class	Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)

Series A Preferred Stock, $.001 par value	Chen, Quan Long Room 503,Building 53,QianXi District, DaDao Road, NanFeng County, JiangXi, P.R.China 344500	13,150	100%
Series A Preferred Stock, $.001 par value	All directors and executive officers as a group (one person)	13,150	100%

Series B Preferred Stock, $.001 par value	Chen, Quan Long Room 503,Building 53,QianXi District,DaDao Road, NanFeng County, JiangXi,P.R.China 344500	12,100,000	100%
Series B Preferred Stock, $.001 par value	All directors and executive officers as a group (one person)	12,100,000	100%

Common Stock, $.001 par value	Chen, Quan Long Room 503,Building 53,QianXi District,DaDao Road, NanFeng County, JiangXi,P.R.China 344500	665,416	2%

Common Stock $.001 par value	All directors and executive officers as a group (three persons)	665,416	2%

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

(41)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Lake & Associates CPA’s LLC (“Lake”), for our audit of the annual financial statements for the years ended December 31, 2010 and 2009. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2010(2)	2009(3)

Audit Fees (1)	$46,000	$66,000
Audit-Related Fees (4)	--	--
Tax Fees (5)	--	--
All Other Fees (6)	--	--
Total Accounting Fees and Services	$46,000	$66,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown in 2010 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2010, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2011.

(3)	The amounts shown in 2009 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2009, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2010.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

(42)

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

    (a) On December 31, 2010, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

(43)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of China Fruits Corp. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2010

Statements of Operations - for the years ended December 31, 2010 and 2009

Statements of Cash Flows - for the years ended December 31, 2010 and 2009

Statements of Stockholders’ Equity - for the years ended December 31, 2010 and 2009

Notes to Financial Statements

2. Exhibits

14.1	Code of Ethics *
31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1.	Section 1350 Certifications of Chief Executive Officer
32.2.	Section 1350 Certifications of Chief Financial Officer

* Filed previously.

(b)	Reports on Form 8-K

(1) On January 19, 2010, we filed a Current Report on Form 8-K to announce that we entered into an Offshore Subscription Agreement with Mr. Huang, Junjie (“Mr. Huang”), pursuant to which Mr. Huang subscribed to and purchased nine hundred thousand (900,000) shares of our restricted common stock at a purchase price of twenty cents (US$.20) per share (aggregate sum of $180,000).

(2) On July 2, 2010, we filed a current report on Form 8-K to announce the resignation of Ms. Zhao Li Li from her position of Director of the Company as approved by the Board of Directors, and effective immediately.

(3) On September 1, 2010, we filed a current report on Form 8-K to announce the appointment of Mr. Li, Lin Feng as Chief Financial Officer of the Company and the resignation of Mr. Wang, Yong Cheng, former Chief Financial Officer of the Company, as approved by the Board of Directors, and effective immediately.

(4) On March 14, 2011, we filed a current report on Form 8-K to announce the reduction in registered capital of Tai Na International Fruits (Bei Jing) Co. Ltd., one of our wholly-owned subsidiaries.

(44)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

China Fruits Corporation
Date: April 12, 2011	/s/ Chen, Quan Long
Chen, Quan Long
President

(45)

Exhibits
14.1	Code of Ethics *
31.1.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
31.2.	Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
32.1.	Section 1350 Certifications of Chief Executive Officer
32.2.	Section 1350 Certifications of Chief Financial Officer

*Previously Filed