Form 10-K/A
period 2009-12-31
China Fruits Corportion
filed 2011-05-03
CIK 1029802

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

(1)

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] ;No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] ;No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes [ ] ;No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

Yes [ ];No [x]

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

Yes [ ] ; No [X]

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

Series B, par value $.001 - 12,100,000

(2)

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009.  The Form 10-K was originally filed with the Securities and Exchange Commission on April 15, 2010.

On April 15, 2011, our management concluded that the audited consolidated financial statements for the fiscal year ended December 31, 2009 could no longer be relied upon due to improper presentation in the consolidated statements of operations and the consolidated statements of cash flows regarding the issues from discontinued operations. Specifically, the expenses from discontinued operation should not be within the operating expenses from continued operation for the year ended December 31, 2009 according to ASC 205-20, Discontinued Operations, and cash flows from operating, investing and financing activities of the discontinued operations should not be within the operating cash flow category for the year ended December 31, 2009 according to ASC 230, Statement of Cash Flows. On April 28 2011, we filed a Current Report on Form 8-K disclosing the need to restate our financials and the reasons for the restatement.

In addition, this Amendment No. 1 is being filed to incorporate certain changes to our financial statements and corresponding amendments to the Item entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K/A under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K/A. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K/A that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

(3)

(4)

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

(5)

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

(6)

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

Seeking for Strategic partners

For Nan Feng tangerine, other fresh fruit and certain related products, we intend to enter into collaborative arrangements with third parties. These collaborations may be necessary in order for us to:

* Enhance manufacturing capacities;

* Setup franchise retail stores in our target markets located in North China, East China and South China;

* Diversify the fresh fruit sold in the franchise stores;

* Expand the sales network;

* Increase sales revenue; and

* Successfully build brand identity.

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

(7)

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

(8)

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

* Enhance manufacturing capacities;

* Setup franchise retail stores in our target markets located in North China, East China and South China;

* Diversify the fresh fruit sold in the franchise stores;

* Expand the sales network;

* Increase sales revenue; and

* Successfully build brand identity.

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

(9)

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

(10)

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

(11)

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

(12)

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

(13)

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

(14)

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

(15)

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

(16)

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

Critical Accounting Policies

Revenue recognition

The Company derives revenues from the resale of tangerine purchased from third parties, net of value added taxes (“VAT”). The Company is subject to VAT which is levied on the majority of the products of Tai Na at the rate of 17% on the invoiced value of sales. Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

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

(17)

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

Income / Loss

We had a net loss of $246,361 for the year ended December 31, 2009, of which net loss of $170,438 from continuing operations, and net loss of $75,923 from non-alcoholic and alcoholic beverages segment, which was discontinued in the second quarter of 2009. Comparatively, we had net income of 161,902 for the year ended December 31, 2008, of which net income of $79,777 from continuing operations, and net income of $82,125 from discontinued operations. The net loss in 2009 was because the increase in sales revenues in 2009 was offset by the increase in cost of goods sold, resulting in approximately the same amount of gross profit as in 2008. However, our general and administrative expenses in 2009 increased by $199,319, compared to general and administrative expenses of $309,331 in 2008. In addition, the Government grant decreased to $168,175 in 2009, from 325,088 in 2008.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the years ended December 31, 2009 and 2008 were $880,388 and $780,285, respectively. The increase by $100,103 in 2009 was due primarily to the increase in selling and marketing and the increase in general and administrative expenses.

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

(18)

Impact of Inflation

We believe that inflation has had a negligible effect on operations during this period. We believe that we can offset inflationary increases in the cost of sales by increasing sales and improving operating efficiencies.

Liquidity and Capital Resources

Cash flows used in operating activities were $176,760 for the year ended December 31, 2009, compared to the cash flows of $31,406 used in operations for the year ended December 31, 2008. Negative cash flows from operations in 2009 were due primarily to the net loss of $170,438 from continuing operation, plus the increase in accounts receivable by $38,865, the increase in prepaid expenses and other current assets by $421,018, and the decrease in other payables and accrued liabilities by $131,107, partially offset by the decrease in inventory by $145,818 and the increase in accounts payable and tax payable, which were $151,736 and $242,408, respectively.

The negative cash flow from operations during the year ended December 31, 2008 were due primarily to the increase in accounts receivable by $299,612, the increase in inventories by $179,242, and the decrease in tax payable by $231,807, partially offset by the net income of $79.777 from continuing operations, plus the non-cash expenses, including depreciation of $179,340, and stock based compensation of $193,750, and the increase in accrued liabilities in the amount of $267,719.

Cash flows used in investing activities were $426,438 during the year ended December 31, 2009 due to the purchase of property and equipment in amount of $439,291, offset by the proceeds from disposal of property and equipments in the amount of $12,853. Comparably, we had cash flows of $409,310 used in investing activities in 2008 due primarily to the purchase of property and equipment.

Cash flows provided by financing activities were $496,089 and $425,895 for the years ended December 31, 2009 and 2008, respectively. Cash flows from financing activities in 2009 were due primarily to the third party loans of total $900,676, which consisted of a local bank in total amount of $439,354 (3,000,000RMB) bearing annual interest 5.841% and due on July 20, 2010, and four loans in total amount of $461,322 (3,150,000RMB) from local government, bearing no interest and paid back before November 30, 2012 and November 30, 2013, respectively. In addition, we had proceeds of $350,000 from the sales of our common stock, which was priced at $.20 per share.

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

(19)

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

(20)

ITEM 8. FINANCIAL STATEMENTS

Financial Summary Information

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2009 and 2008

Statements of Operations	For the year ended December 31, 2009		For the year ended December 31, 2008

Revenues		$1,905,030		$1,655,503
Cost of Sales	$	(1,329,385)	$	(1,123,648)
Gross profit		$575,645		$531,855
Operating expenses		$880,388		$780,285
(Loss) from operations	$	(304,743)	$	(248,430)
Interest expense	$	(14,649)	$	(136)
Net income (loss)		$(246,361)		$161,902
Net loss per common share		**		**

** Less than $.01

Balance Sheet	As of December 31, 2009

Cash	$453,831
Total current assets	$2,154,474
Other assets	$15,751
Total Assets	$4,131,690
Current liabilities	$1,012,095
Long term liabilities	$796,468
Stockholders’ equity	$2,323,127
Total liabilities and stockholders’ equity	$4,131,690

(21)

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

As discussed in Note 23 to the consolidated financial statements, the Company has restated its consolidated statement of operation and cash flows for the years ended December 31, 2009 and 2008 related to the presentation of income and cash flows from discontinued operation.

/s/Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

April 12, 2010 except for Note 21 and 23 which are dated as of April 14, 2011

(22)

CHINA FRUITS CORPORATION
Audited Consolidated Balance Sheet
As of December 31, 2009 and 2008
(Expresed in US Dollars, except for number of shares)

ASSETS	Audited	Audited
	December 31. 2009	December 31,2008
CURRENT ASSETS
Cash and cash equivalents	$453,831	$97,961
Accounts receivable, trade	361,369	322,184
Receivable from third parties	729,328	314,576
Inventories	127,368	272,991
Prepayment	477,862	56,612
Employee advance	—	819
Refundable VAT tax	3,742	216,779
Refundable income tax	974	4,130
TOTAL CURRENT ASSETS	2,154,474	1,286,052

PLANT AND EQUIPMENT, NET	1,961,465	2,114,278

OTHER ASSETS	15,751	10,436

TOTAL ASSETS	$4,131,690	$3,410,766

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$163,163	$11,352
Loan and related party payable	95,194	—
Notes payable-current portion	439,354	548,679
Customer deposit	83,111	298,873
Income Taxes Payable	—
Accrued liabilities and payroll tax liabilities	231,273	120,207
TOTAL CURRENT LIABILITIES	1,012,095	979,111

LONG-TERM LIABILITIES
Note Payable-Long term	461,322
Due to stockholders	335,146	222,082
TOTAL LONG-TERM LIABILITIES	796,468	222,082

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized,
13,150 shares issued and outstanding	13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized,
12,100,000 shares issued and outstanding	12,100	12,100
Common stock, par value $.001, 100,000,000 shares authorized,
37,879,689 and 36,129,689 shares issued and outstanding
as of December 31, 2009 and 2008, respectively	37,879	36,129
Additional paid-in capital	3,286,790	2,938,540
Statutory reserve	16,805	16,805
Accumulated other comprehensive income (loss)	173,854	163,939
Accumulated deficit	(1,204,314)	(957,953)
TOTAL STOCKHOLDERS' EQUITY	2,323,127	2,209,573

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,131,690	$3,410,766

The accompanying notes are an integral part of these consolidated financial statements

(23)

CHINA FRUITS CORPORATION
Audited Consolidated Statements of Operations
For the years ended December 31, 2009 and December 31, 2008
'(Expresed in US Dollars, except for number of shares)

	For the Years Ended
	12/31/2009	12/31/2008
REVENUES:	(Restated, see note 23)
Sales	$1,905,030	$1,655,503
Cost of goods sold	(1,329,385)	(1,123,648)
GROSS PROFIT	575,645	531,855

OPERATING EXPENSES:
Selling and marketing	248,674	175,250
Professional and legal expenses	123,064	295,704
General and administrative	508,650	309,331
TOTAL OPERATING EXPENSES	880,388	780,285

INCOME(LOSS) FROM CONTINUING OPERATIONS	(304,743)	(248,430)

OTHER INCOME (EXPENSE):
Interest income	579	256
Interest expenses	(14,649)	(136)
Gain (loss) on disposal of equipment	(1,311)	—
Government grant	168,175	325,088
Other	(6,274)	2,999
TOTAL OTHER INCOME (EXPENSES)	146,520	328,207

INCOME(LOSS) FROM CONTINUING OPERATIONS BEFOR INCOME TAXES	$(158,223)	$79,777

Income tax expense	12,215	—

NET INCOME(LOSS) FROM CONTINUING OPERATIONS	$(170,438)	$79,777

NET INCOME(LOSS) FROM DISCONTINUED OPERATIONS	$(75,923)	$82,125

NET INCOME	$(246,361)	$161,902

Other comprehensive income
- Foreign currency translation gain	9,915	115,089

COMPREHENSIVE (LOSS) INCOME	$(236,446)	$276,991

Earnings(loss) per share:
Continuing operations- basic and diluted	$(0.00)	$0.00

Discontinued operations- basic and diluted	$(0.00)	$0.00

Weighted average number of shares outstanding during the period - basic and diluted	36,225,579	36,129,689	4

The accompanying notes are an integral part of these consolidated financial statements

(24)

CHINA FRUITS CORPORATION
Audited Consolidated Statements of Cash Flows
For the period ended December 31, 2009 and December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
	Years Ended
	12/31/2009 (restated, see note 23)	12/31/2008

Net income	$(246,361)	161,902
(Add) deduct (loss) earnings from discontinued operations	(75,923)	82,125
Net income (loss) from continuing operations	(170,438)	79,777

Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation	48,698	179,340
Stock based compensation	—	193,750
Loss (gain) from sale of property and equipment	1,311
(Increase) decrease in operating assets:
Accounts receivable	(38,865)	(299,612)
Inventories	145,818	(179,242)
Other assets	(5,303)	(10,266)
Prepaid expenses and other current assets	(421,018)	(36,540)
Increase (decrease) in operating liabilities:
Accounts payable	151,736	5,474
Other payables and accrued liabilities	(131,107)	267,719
Tax payable	242,408	(231,807)
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(176,760)	(31,406)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(439,291)	(409,310)
Proceeds from disposal of property and equipment	12,853
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	(426,438)	(409,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on Note Payable - Third Party	900,676	539,726
Payment of Note Payable - Third Party	(549,342)	—
Proceed on officer loans (due to stockholders)	113,023	140,085
Payment of Note Payable -Related Party	—	(565,633)
Issuance of Note Payable-Related Party	95,194	—
Advance from (to) a third party	(413,462)	(310,248)
Proceeds for issue of shares	350,000	—
Addition in paid-in capital	—	621,965
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	496,089	425,895

Net cash transferred from (to) discontinued operation	349,946	82,125

Foreign currency translation adjustment	113,033	2,962

NET INCREASE IN CASH AND CASH EQUIVALENTS	355,870	70,266

CASH AND CASH EQUIVALENTS:
Beginning of period	$97,961	$27,695

End of period	$453,831	$97,961

Supplemental disclosures of cash flow information:
Cash paid for interest	$14,649	$136
Cash paid for income taxes	$12,215	$—

Supplemental disclosures of non-cash transactions:
Foreign translation adjustment - comprehensive income	$113,033	$2,962
Common stock issued for services	$—	$193,750

Cash flow from discontinued operation:
Net cash provided by ( used in) operating activities	(80,833)	82,125
Net cash provided by ( used in) investing activities	252,227
Net cash transferred from ( to ) continuing operations	(349,946)	(82,125)
Effect of exchange rates on cash and cash equivalents	178,552	—
Net change in cash and cash equivalents
from discontinued operation	—	—
Cash and cash equivalents of discontinued operation at:
Beginning of period	$—	$—
End of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

(25)

CHINA FRUITS CORPORATION
Audited Consolidated Statements of Stockholders Equity
For the period ended December 31, 2009
Expressed in USD
	Number	Par	Series "A"	Number	Par	Series "B"	Number	Par	Common	Additional	Deferred	Accumulated deficit/	Statutory	Accumulated other comprehensive	Total
	of shares	Value:	Preferred Stock	of shares	Value:	Preferred Stock	of shares	Value:	stock	Paid-in Capital	compensation	retained earnings	reserve	income(loss)	Equity
Balance as of December 31, 2007	13,150	0.001	$13	12,100,000	0.001	$12,100	36,129,689	0.001	$36,129	$2,324,053	($193,750)	($1,119,855)	$16,805	$48,850	$1,124,345

Additional paid-in capital										614,487					614,487
Amortization of deferred compensation											193,750				193,750
Foreign currency adjustment														115,089	115,089
Net loss for the year												161,902			161,902
Balances as of December 31, 2008	13,150	0.001	$13	12,100,000	0.001	$12,100	36,129,689	0.001	$36,129	$2,938,540	$0	($957,953)	$16,805	$163,939	$2,209,573

Proceeds from sale of shares							1,750,000	0.001	1,750	348,250					350,000
Foreign currency adjustment														9,915	9,915
Net Income for the period ended December 31, 2009												(246,361)			(246,361)
Balances as of December 31, 2009	13,150	0.001	$13	12,100,000	0.001	$12,100	37,879,689	0.001	$37,879	$3,286,790	$0	($1,204,314)	$16,805	$173,854	$2,323,127

The accompanying notes are an integral part of these consolidated financial statements

(26)

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

(27)

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

(28)

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

(29)

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

(30)

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

(31)

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

(32)

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

 6. INVENTORIES

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

(33)

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

10. NOTE PAYABLE TO THIRD PARTIES

On July 20, 2009, the Company borrowed from a local bank in total amount of $439,354 (3,000,000RMB), the note bears annual interest 5.841% and is due on July 20, 2010.

In 2009, the company borrowed four loans in total amount of $461,322 (3,150,000RMB) from local government. These loans bear no interest and will be paid back before November 30, 2012 and November 30, 2013, respectively.

11. NOTE PAYABLE- RELATED PARTY

On May 15, 2009, the Company borrowed two loans from one related party in total amount of $95,194 (650,000RMB), these notes bear no interest and are payable on May 14, 2010.

12. INCOME TAXES

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

(34)

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

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for the year ended December 31, 2009 and 2008 is as follows:

	2009	2008

Income (loss) before income taxes	$(110,973)	$458,063
Statutory income tax rate	25%	25%
	—	114,515
Expenses not deductible for tax purposes:	12,215
- Provisions		(114,515)
Effect of tax losses	—	—

Income tax expense	$12,215	$—

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2009 and 2008:

	2009	2008

Deferred tax assets:
- Net operating loss carryforwards	$573,769	$531,890
Less: valuation allowance	(573,769)	(531,890)

Deferred tax assets	$—	$—

For the year ended December 31, 2009 and 2008, valuation allowances of $573,769 and $531,890 were provided to the deferred tax assets due to the uncertainty surrounding their realization.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	2009	2008

U.S. Statutory rate	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	25
China exemption	(25)	(25)
Total provision for income taxes	$—	$—

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

Deferred taxes are calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred taxes are charged or credited in the income statement, except when they relate to items credited or charged directly to equity, in which case the deferred taxes are also recorded in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no affect on the Company’s financial

(35)

CHINA FRUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Expressed in USD)

13. NET LOSS PER SHARE

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

14. CAPITAL TRANSACTIONS

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

15. STOCK BASED COMPENSATION

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

16. RELATED PARTY TRANSACTIONS

On May 15, 2009, the Company borrowed two loans from one related party in total amount of $95,194 (650,000RMB), these notes bear no interest and are payable on May 14, 2010.

No related party transactions occurred during 2008.

17. CHINA CONTRIBUTION PLAN

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

(36)

CHINA FRUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(Expressed in USD)

18. STATUTORY RESERVES

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

19. CONCENTRATION AND RISK

(a) Major customers

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

20. COMMITMENT AND CONTINGENCIES

The Company rented plant, office, and retailing spaces under a non-cancelable operating lease agreement. Based on the current rental lease agreement, the future minimum rental payments required as of December 31, 2009 are as follows:

Year ending December 31:

2009	$14,264

For the years ended December 31, 2009 and 2008, rental expense was $14,264 and $46,600.

(37)

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

	2009 (As restated, see note 23)	2008
Revenue	$274,228	$734,077
Cost and expenses	(355,061)	(651,952)
Gain from disposal of property and equipment	4,910

Income (loss) from discontinued operations, net of income taxes	$(75,923)	$82,125

22. SUBSEQUENT EVENT

On January 12, 2010, the Company entered into an Offshore Subscription Agreement between the Company and an individual, pursuant to which the individual will purchase 900,000 shares of restricted common stock of the Company at a purchase price of $0.20 per share (aggregate sum of $180,000).

23. RESTATEMENT

We have restated our previously issued consolidated statement of operations and cash flows for the years ended December 31, 2009 and 2008 to present income and cash flows from discontinued operations in accordance of GAAP. Specifically, we previously misclassified some expenses from discontinued operation in the operating expenses from continued operation. We also presented cash flows from discontinued operations within the cash flows from continued operations that should have been presented separately.

The following tables illustrate the effects of the restatement on the consolidated statement of operations and cash flows for the years ended December 31, 2009 and 2008:

	For the year ended	For the year ended	For the year ended	For the year ended
	12/31/2009	12/31/2009	12/31/2008	12/31/2008
	(As previously reported)	(As restated)	(As previously reported)	(As restated)
Consolidated Statement of Operations:
OPERATING EXPENSES:
General and administrative	683,603	508,650
TOTAL OPERATING EXPENSES	1,055,341	880,388

OTHER INCOME (EXPENSE):
Gain (loss) on disposal of equipment		(1,311)
TOTAL OTHER INCOME (EXPENSES)	147,831	146,520

NET INCOME(LOSS) FROM CONTINUING OPERATIONS	(344,080)	(170,438)
NET INCOME(LOSS) FROM DISCONTINUED OPERATIONS	97,719	(75,923)

Consolidated Statement of Cash Flows:
CASH FLOWS FROM OPERATING ACTIVITIES:
(Add) deduct (loss) earnings from discontinued operations	97,719	(75,923)
Loss (gain) from sale of property and equipment		1311
Operating cash flow from discontinued operations	97,719		82,125
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(253,994)	(176,760)	50,719	(31,406)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	545,321	12,853
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	106,030	(426,438)

Net cash transferred from (to) discontinued operation		349,946		82,125

Foreign currency translation adjustment	7,745	113,033

(38)

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

(39)

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

(40)

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

Name	Age	Position	Date to Start
Chen, Quan Long	50	President, Chief Executive Officer and Chairman	June 1, 2006
Wang, Yongcheng	31	Chief Financial Officer	August 24, 2009
Zhao, Li Li	3 8	Director	June 22, 2006

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

Ms. Zhao was a deputy general manager for Fei Huan Winery Holding Co. in P. R. China where she had worked for the period from 2003 to 2006. Prior work experience includes four years at Fei Huan Group where she functioned as a sales manager. Currently, Ms. Zhao is the General Manager of Taina Nanfeng Orange (Beijing) Co., Ltd.

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

(41)

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K/A, any failure to comply therewith during the fiscal year ended December 2008. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

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

(42)

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

(43)

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

(44)

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

(45)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

China Fruits Corporation

Date: April 29, 2011	/s/ Chen, Quan Long
Chen, Quan Long
President

Exhibits

14.1 Code of Ethics *

31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1. Section 1350 Certifications of Chief Executive Officer

32.2. Section 1350 Certifications of Chief Financial Officer

*Previously Filed