Form 10-K/A
period 2010-12-31
China Fruits Corportion
filed 2011-05-17
CIK 1029802

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

Series B, par value $.001 - 12,100,000

(2)

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010.  The Form 10-K was originally filed with the Securities and Exchange Commission on April 15, 2011.

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

(3)

PART IV:
Item 15.	Exhibits, Financial Statement Schedules	42

SIGNATURES:	43

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

(5)

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

Marketing Strategies

Expanding Retail Fruit Stores Network

We believe franchise retail stores will benefit us in our business expansion. We plan to expand our sales network by opening up to 30 franchise retail stores for fresh fruit and related products in 2011, of which 10 stores will be directly owned and operated, and 20 stores will be operated in form of joint ventures with the existing profitable and middle-size retail stores. We provide the stores with our standard management systems, supplies, as well as remodeling to unify store display, color, and sign pursuant to the franchise requirements. As of December 31, 2010, there were four wholly-owned franchise retail stores in Beijing area. In addition to the original store located in Panjia Garden Beijing, we had three stores opened during the third quarter of 2010, which were located at Feng Tai District, He Ping Li and Xi Zhi Men area, Beijing. The franchise retail stores will help build a direct channel between the end users and us, which will facilitate the process of moving product from our plants to the markets, and benefitting us in adjusting our business strategies when markets change.

(6)

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

(7)

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

(9)

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

(10)

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

(11)

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

(12)

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

(13)

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

(14)

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

(15)

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

(16)

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

Expenses

Operating expenses for the years ended December 31, 2010 and 2009 were $880,958 and $880,388, respectively. The operating expenses during both years were approximately the same due primarily to the increase in selling and marketing expense in 2010 offset by the decrease in general and administrative expenses. We adjusted our expenses budget periodically during the year according to the revenues. The decrease in sales revenues pushed us to cut down the unnecessary expenses, such as travels, entertainment and bonus.

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

(17)

Liquidity and Capital Resources

Cash flows used in operating activities were $99,224 and $176,760 for the years ended December 31, 2010 and 2009, respectively. Negative cash flows from operations in 2010 were due primarily to the net loss of $347,241, plus the increase in inventories by $155,496, and the decrease in account payables by $156,011, partially offset by the collection in accounts receivable by $246,948 and the increase in other payables and accrued liabilities in the amount of $151,992.

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

Cash flows used in investing activities were $261,301 during the year ended December 31, 2010 due primarily to the purchase of property and equipment in the amount of $25,810, and construction in progress of $238,077, slightly offset by the proceeds of $2,586 from disposal of property and equipment. Comparatively, cash flows used in investing activities were $426,438 during the year ended December 31, 2009, due primarily to the purchase of property and equipment in the amount of $439,291, offset by the proceeds of $12,853 from disposal of property and equipment.

Cash flows provided by financing activities were $193,862 and $496,089 for the years ended December 31, 2010 and 2009, respectively. Cash flows from financing activities in 2010 were due primarily to the proceeds from notes payable of total $1,033,912, including a note of $295,403 (RMB 2,000,000) bearing annual interest of 5.841% and due on September 5, 2011, and a note of $738,509 (RMB 5,000,000) bearing annual interest of 5.838% and due on October 25, 2011, partially offset by the advance to third party and payments on notes payable in amount of $697,595 and $443,105, respectively. In addition, we had proceeds of $180,000 from the sales of our common stock, which was priced at $.20 per share.

Cash flows from financing activities in 2009 were due primarily to the third party loans of total $900,676, which consisted of a local bank in total amount of $439,354 (RMB 3,000,000) bearing annual interest 5.841% and due on July 20, 2010, and four loans in total amount of $461,322 (RMB 3,150,000) from local government, bearing no interest and paid back before November 30, 2012 and November 30, 2013, respectively, partially offset by the advance to third party and payments on notes payable in amount of $413,462 and $549,342, respectively. In addition, we had proceeds of $350,000 from the sales of our common stock, which was priced at $.20 per share.

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

Audited Financial Summary Information for the Years Ended December 31, 2010 and 2009

Statements of Operations	For the year ended December 31,
	2010	2009
Revenues	$1,807,471		$1,905,030
Cost of Sales	$(1,485,643)		$(1,329,385)
Gross profit	$321,828		$575,645
Operating expenses	$880,958		$880,388
(Loss) from operations	$(559,130)	$	(304,743)
Interest expense	$(28,749)		$(14,649)
Net income (loss)	$(347,241)		$(246,361)
Net loss per common share	**		**

** Less than $.01

Balance Sheet	As of December 31, 2010

Cash	$312,218
Total current assets	$2,641,148
Other assets	$858
Total Assets	$4,759,864
Current liabilities	$1,528,211
Long term liabilities	$991,831
Stockholders’ equity	$2,239,822
Total liabilities and stockholders’ equity	$4,759,864

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

/s/Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

Schaumburg, IL

April 14, 2011

(21)

China Fruits Corpration And Subsidiaries
Audited Consolidated Balance Sheets
As of December 31, 2010 and 2009
(Expresed in US Dollars, except for number of shares)

ASSETS

CURRENT ASSETS
	December 31. 2010	December 31. 2009

Cash and cash equivalents	$312,218	$453,831
Accounts receivable, trade	120,126	361,369
Receivable from third parties	1,486,465	729,328
Inventories	290,283	127,368
Prepayment and Deferred expense	363,562	477,862
Refundable VAT tax	68,494	3,742
Refundable income tax	—	974
TOTAL CURRENT ASSETS	2,641,148	2,154,474

PLANT AND EQUIPMENT, NET	2,117,858	1,961,465

OTHER ASSETS	858	15,751

TOTAL ASSETS	$4,759,864	$4,131,690

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$8,736	$163,163
Loan and related party payable	37,749	95,194
Notes payable-current portion	1,056,971	439,354
Customer deposit	298,818	83,111
Accrued liabilities and payroll tax liabilities	125,937	231,273

TOTAL CURRENT LIABILITIES	1,528,211	1,012,095

LONG-TERM LIABILITIES
Note Payable-Long term	536,035	461,322
Due to stockholders	455,796	335,146
TOTAL LONG-TERM LIABILITIES	991,831	796,468

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized,	13	13
13,150 shares issued and outstanding
Series B; par value $0.001, voting; 50,000,000 shares authorized,	12,100	12,100
12,100,000 shares issued and outstanding
Common stock, par value $.001, 100,000,000 shares authorized,	38,779	37,879
38,779,689 shares issued and outstanding
Additional paid-in capital	3,465,890	3,286,790
Statutory reserve	16,805	16,805
Accumulated other comprehensive income	257,790	173,854
Accumulated (deficit)	(1,551,555)	(1,204,314)
TOTAL STOCKHOLDERS' EQUITY	2,239,822	2,323,127

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,759,864	$4,131,690

The accompanying notes are an integral part of these consolidated financial statements

(22)

China Fruits Corpration And Subsidiaries
Audited Consolidated Statements of Operations
For The Years Ended December 31, 2010 and 2009
(Expresed in US Dollars, except for number of shares)

	For the year ended
	12/31/2010	12/31/2009
REVENUES:
Sales	$1,807,471	$1,905,030
Cost of goods sold	1,485,643	1,329,385
GROSS PROFIT	321,828	575,645

OPERATING EXPENSES:
Selling and marketing	327,756	248,674
Professional and legal expenses	101,419	123,064
General and administrative	451,783	508,650
TOTAL OPERATING EXPENSES	880,958	880,388

(LOSS) FROM CONTINUING OPERATIONS	(559,130)	(304,743)

OTHER INCOME (EXPENSE):
Interest income	—	579
Interest expenses	(28,749)	(14,649)
Gain (loss) on disposal of equipment	—	(1,311)
Government & other grant	253,212	168,175
Other	(5,760)	(6,274)
TOTAL OTHER INCOME (EXPENSES)	218,703	146,520

INCOME(LOSS) FROM CONTINUING OPERATIONS BEFOR INCOME TAXES	$(340,427)	$(158,223)

Income tax expense	6,814	12,215

NET (LOSS) FROM CONTINUING OPERATIONS	$(347,241)	(170,438)

NET INCOME FROM DISCONTINUED OPERATIONS	$—	$(75,923)

NET (LOSS)	$(347,241)	$(246,361)

Other comprehensive income
- Foreign currency translation gain	83,936	$9,915

COMPREHENSIVE (LOSS)	$(263,305)	$(236,446)

Earnings(loss) per share:
Continuing operations- basic and diluted	**	**

Discontinued operations- basic and diluted	**	**

Weighted average number of common shares outstanding during the year - basic and diluted	38,750,010	36,225,579

**Less than $0.01
The accompanying notes are an integral part of these consolidated financial statements

(23)

China Fruits Corpration And Subsidiaries
Audited Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009
(Expresed in US Dollars)

	For the year ended
	12/31/2010	12/31/2009 (*restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(347,241)	(246,361)
(Add) deduct (loss) earnings from discontinued operations		(75,923)
Net (loss) from continuing operations	(347,241)	(170,438)

Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation	154,982	48,698
Loss (gain) from sale of property and equipment		1,311
(Increase) decrease in operating assets:
Accounts receivable	246,948	(38,865)
Account receivable- related party
Inventories	(155,496)	145,818
Other assets	7,484	(5,303)
Prepaid expenses and other current assets	50,742	(421,018)
Increase (decrease) in operating liabilities:	—
Accounts payable	(156,011)	151,736
Other payables and accrued liabilities	151,992	(131,107)
Tax payable	(52,624)	242,408
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(99,224)	(176,760)

CASH FLOWS FROM INVESTING ACTIVITIES
	—	—
Construction in progress	(238,077)
Purchase of property and equipment	(25,810)	(439,291)
Proceeds from disposal of property and equipment	2,586	12,853
NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES	(261,301)	(426,438)

CASH FLOWS FROM FINANCING ACTIVITIES
increase in regerster capital
Loan from related party
Advance from (to) a third party	(697,595)	(413,462)
Proceeds from Notes Payable	1,033,912	900,676
Payments on Notes Payable	(443,105)	(549,342)
Proceeds from issuance of note payable-related party	—	95,194
Proceeds from issuance of shares	180,000	350,000
Due to stockholders	120,650	113,023
NET CASH PROVIDED BY FINANCING ACTIVITIES	193,862	496,089

Net cash transferred from (to) discontinued operation	—	349,946

Foreign currency translation adjustment	25,050	113,033

NET INCREASE IN CASH AND CASH EQUIVALENTS	(141,613)	355,870

CASH AND CASH EQUIVALENTS:
Beginning of period	$453,831	$97,961

End of period	$312,218	$453,831

Supplemental disclosures of cash flow information:
Cash paid for interest	$25,700	$14,649
Cash paid for income taxes	$5,833	$12,215

Cash flow from discontinued operation:
Net cash provided by ( used in) operating activities		(80,833)
Net cash provided by ( used in) investing activities		252,227
Net cash transferred from ( to ) continuing operations		(349,946)
Effect of exchange rates on cash and cash equivalents		178,552
Net change in cash and cash equivalents
from discontinued operation	—	—
Cash and cash equivalents of discontinued operation at:
Beginning of period	$—	$—
End of period	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

(24)

China Fruits Corpration And Subsidiaries
Audited Consolidated Statements of Stockholders Equity
For The Years Ended December 31, 2010 and 2009
(Expresed in US Dollars, except for number of shares)
	Series"A"	Preferred	Series "B"	Preferred	Common stock		Additional	Statutory	Accumulated other comprehensive	Accumulated	Total
	shares	Amount	shares	Stock	shares	Amount	Paid-in Capital	reserve	income(loss)	deficit	Equity
Balances as of December 31, 2008	13,150	$13	12,100,000	$12,100	36,129,689	$36,129	$2,938,540	$16,805	$163,939	($957,953)	$2,209,573

Proceeds from sale of shares					1,750,000	1,750	348,250				350,000
Foreign currency adjustment									9,915		9,915
Net (loss)										(246,361)	(246,361)
Balances as of December 31, 2009	13,150	$13	12,100,000	$12,100	37,879,689	$37,879	$3,286,790	$16,805	$173,854	($1,204,314)	$2,323,127

Proceeds from sale of shares					900,000	900	179,100				180,000
Foreign currency adjustment									83,936		83,936
Net (loss)										(347,241)	(347,241)
Balances as of December 31, 2010	13,150	$13	12,100,000	$12,100	38,779,689	$38,779	$3,465,890	$16,805	$257,790	($1,551,555)	$2,239,822

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

Revenue recognition

The Company derives revenues from the resale of tangerine and other fresh fruits purchased from third parties, net of value added taxes (“VAT”).  The Company is subject to VAT which is levied on the majority of the products of the Company at the rate of 17% on the invoiced value of sales.  Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

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

The spoilage will be written-off directly to the profit and loss when it occurs. The spoilage rate is approximately 1 ‰ of average inventory. The Company did not record an allowance for spoilage as of December 31, 2010 and 2009, respectively.

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

(36)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(Expressed in USD)

20. CONCENTRATION AND RISK (CONT’D)

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

23. RESTATEMENT

Subsequent to the filing of our December 31, 2009 financial statements, management determined that the consolidated statement of operations and cash flows were not properly presented according to GAAP. , Specifically, we previously misclassified some expenses from discontinued operation in the operating expenses from continued operation. We also presented cash flows from discontinued operations within the cash flows from continued operations that should have been presented separately. Management believes these changes did not have a material effect on the Company’s interim financial statements and results of operations for the periods ended March 31, June 30 and September 30, 2010.

The following tables illustrate the effects of the restatement on the consolidated statement of operations and cash flows for the years ended December 31, 2009:

	For the year ended	For the year ended
	12/31/2009	12/31/2009
	(As previously reported)	(As restated)
Consolidated Statement of Operations:
OPERATING EXPENSES:
General and administrative	683,603	508,650
TOTAL OPERATING EXPENSES	1,055,341	880,388

OTHER INCOME (EXPENSE):
Gain (loss) on disposal of equipment		(1,311)
TOTAL OTHER INCOME (EXPENSES)	147,831	146,520

NET INCOME(LOSS) FROM CONTINUING OPERATIONS	(344,080)	(170,438)
NET INCOME(LOSS) FROM DISCONTINUED OPERATIONS	97,719	(75,923)

Consolidated Statement of Cash Flows:
CASH FLOWS FROM OPERATING ACTIVITIES:
(Add) deduct (loss) earnings from discontinued operations	97,719	(75,923)
Loss (gain) from sale of property and equipment		1311
Operating cash flow from discontinued operations	97,719
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(253,994)	(176,760)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property and equipment	545,321	12,853
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES	106,030	(426,438)

Net cash transferred from (to) discontinued operation		349,946

Foreign currency translation adjustment	7,745	113,033

(37)

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

(39)

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

(40)

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

(41)

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

(42)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

China Fruits Corporation

Date: May 17, 2011	/s/ Chen, Quan Long
Chen, Quan Long
President

Exhibits

14.1 Code of Ethics *

31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1. Section 1350 Certifications of Chief Executive Officer

32.2. Section 1350 Certifications of Chief Financial Officer

*Previously Filed