Form 10-Q
period 2011-03-31
China Fruits Corportion
filed 2011-05-20
CIK 1029802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Yes [ ] No [x]

Number of shares of common stock, par value $.001, outstanding as of May 20, 2011: 38,779,689

Number of shares of preferred stock outstanding as of May 20, 2011:

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

(1)

(2)

ITEM 1. FINANCIAL STATEMENTS

China Fruits Corpration And Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010
(Expresed in US Dollars, except for number of shares)

ASSETS
	March 31,2011	December 31. 2010
CURRENT ASSETS
Cash and cash equivalents	$156,668	$312,218
Accounts receivable, trade	4,576	120,126
Receivable from third parties	2,693,767	1,486,465
Inventories	108,678	290,283
Prepayment and Deferred expense	182,239	363,562
Refundable VAT tax	55,496	68,494
TOTAL CURRENT ASSETS	3,201,424	2,641,148

PLANT AND EQUIPMENT, NET	2,221,797	2,117,858

OTHER ASSETS	867	858

TOTAL ASSETS	$5,424,088	$4,759,864

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$915	$8,736
Loan and related party payable	38,116	37,749
Notes payable-current portion	1,830,273	1,056,971
Customer deposit	234,500	298,818
Accrued liabilities and payroll tax liabilities	261,011	125,937

TOTAL CURRENT LIABILITIES	2,364,815	1,528,211

LONG-TERM LIABILITIES
Note Payable-Long term	541,456	536,035
Due to stockholders	481,565	455,796
TOTAL LONG-TERM LIABILITIES	1,023,021	991,831

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized,	13	13
13,150 shares issued and outstanding
Series B; par value $0.001, voting; 50,000,000 shares authorized,	12,100	12,100
12,100,000 shares issued and outstanding
Common stock, par value $.001, 100,000,000 shares authorized,	38,779	38,779
38,779,689 shares issued and outstanding
Additional paid-in capital	3,465,890	3,465,890
Statutory reserve	16,805	16,805
Accumulated other comprehensive income	284,422	257,790
Accumulated (deficit)	(1,781,757)	(1,551,555)
TOTAL STOCKHOLDERS' EQUITY	2,036,252	2,239,822

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,424,088	$4,759,864

The accompanying notes are an integral part of these consolidated financial statements

(3)

China Fruits Corpration And Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
For The Three Months Ended March 31, 2011 and 2010
(Expresed in US Dollars, except for number of shares)

	For the Three Months ended
	3/31/2011	3/31/2010
REVENUES:
Sales	$673,976	$779,241
Cost of goods sold	625,771	724,735
GROSS PROFIT	48,205	54,506

OPERATING EXPENSES:
Selling and marketing	119,779	56,455
Professional and legal expenses	20,550	20,550
General and administrative	120,732	111,441
TOTAL OPERATING EXPENSES	261,061	188,446

(LOSS) FROM CONTINUING OPERATIONS	(212,856)	(133,940)

OTHER INCOME (EXPENSE):
Interest income	—	225
Interest expenses	(26,313)	(6,417)
Government & other grant	15,188	42,479
Other	(6,221)	7,549
TOTAL OTHER INCOME (EXPENSES)	(17,346)	43,836

INCOME(LOSS) FROM CONTINUING OPERATIONS BEFOR INCOME TAXES	$(230,202)	$(90,104)

Income tax expense	—	—

NET (LOSS) FROM CONTINUING OPERATIONS	$(230,202)	(90,104)

NET (LOSS)	$(230,202)	$(90,104)

Other comprehensive income
- Foreign currency translation gain	26,632	$411

COMPREHENSIVE (LOSS)	$(203,570)	$(89,693)

(LOSS) per common share:
Basic	$(0.01)	$(0.00)

Weighted average number of common shares outstanding during the year - basic	38,779,689	38,750,100

** Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements

(4)

China Fruits Corpration And Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Expresed in US Dollars)

	For The Three Months
	3/31/2011	3/31/2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(230,201)	(90,104)
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation	36,079	39,607
(Increase) decrease in operating assets:
Accounts receivable	116,276	357,394
Inventories	183,767	59,444
Other assets	—	3,657
Prepaid expenses and other current assets	197,857	(37,882)
Increase (decrease) in operating liabilities:
Accounts payable	(7,876)	(163,194)
Other payables and accrued liabilities	63,354	(18,319)
Tax payable	3,065	(90,225)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	362,320	60,378

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress	(57,484)	—
Purchase of property and equipment	(60,773)	(145,727)
NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES	(118,257)	(145,727)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (to) a third party	(1,187,272)	—
Proceeds from Notes Payable	759,417	—
Proceeds from issuance of shares	—	180,000
Due to stockholders	25,769	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	(402,086)	180,000

Foreign currency translation adjustment	2,473	(240)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(155,550)	94,411

CASH AND CASH EQUIVALENTS:
Beginning of period	$312,218	$453,831

End of period	$156,668	$548,242

Supplemental disclosures of cash flow information:
Cash paid for interest	$24,307	$6,417
Cash paid for income taxes	$4,372	$—

The accompanying notes are an integral part of these consolidated financial statements

(5)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2010 and 2009 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2010.

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

On August 18, 2006, CHFR changed its name to its current name “China Fruits Corporation”.

(6)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

2. ORGANIZATION AND BUSINESS BACKGROUND (CONT’D)

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

3. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the Financial Accounting Standards Board (“FASB”) amended the requirements for Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. The new disclosures as of the end of the reporting period are effective for the fiscal year ending December 31, 2010, while the disclosures about activity that occurs during a reporting period are effective for the first fiscal quarter of 2011. The adoption of this guidance did not impact the Company’s consolidated results of operations or financial position.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued authoritative guidance regarding fair value measures and disclosures. The guidance requires disclosure of significant transfers between level 1 and level 2 fair value measurements along with the reason for the transfer. An entity must also separately report purchases, sales, issuances and settlements within the level 3 fair value roll forward. The guidance further provides clarification of the level of disaggregation to be used within the fair value measurement disclosures for each class of assets and liabilities and clarified the disclosures required for the valuation techniques and inputs used to measure level 2 or level 3 fair value measurements. This new authoritative guidance is effective for the Company in fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not impact the Company’s consolidated results of operations or financial position.

4. ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales is cash on delivery, or secured by customer deposits. A small portion of our revenues is on open credit terms and governed by the terms specified in the contracts. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. The Company did not experience significant losses from uncollectible accounts in the past; accordingly, the management has determined that no allowance was considered necessary as of March 31, 2011and December 31, 2010, respectively.

	As of
	3/31/2011	12/31/2010

Accounts receivable, gross	4,576	120,126
Less: allowance for doubtful accounts	-0-	-0-
Accounts receivable, net	4,576	120,126

(7)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

5. RECEIVABLE FROM THIRD PARTIES

The Company advances money to several third parties during business operation, of which $1,924,379 in connection with tangerine base construction, $717,314 as deposit for tangerine purchase. These receivables bear no interest and due on demand, except otherwise noted. As of March 31, 2011 and December 31, 2010, the balances of receivable from third parties consisted of the following:

	As of
	3/31/2011	12/31/2010

Third party advances	2,663,262	1,456,266
Bank security deposit	30,505	30,199
Receivable from third parties	2,693,767	1,486,465

6. INVENTORIES

Inventories as of March 31, 2011 and December 31, 2010 consisted of the following:

	As of
	3/31/2011	12/31/2010

Raw materials	65,846	45,291
Finished goods	42,832	244,992
	108,678	290,283

The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. Accordingly, the Company did not record an allowance for obsolete inventories as of March 31, 2011 and December 31, 2010, respectively, nor have there been any write-offs during three months ended March 31, 2011.

The spoilage will be written-off directly to the profit and loss when it occurs. The spoilage rate is approximately 1 ‰ of average inventory. The Company did not record an allowance for spoilage as of March 31, 2011 and December 31, 2010, respectively.

7. PREPAYMENT

As of March 31, 2011 and December 31, 2010, the Company had prepayment of $182,239 and $363,562, respectively, consisted of the following:

	As of
	3/31/2011	12/31/2010

Paid in advance (production)	62,763	279,440
Prepaid rent	119,476	84,122
	182,239	363,562

8. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of March 31, 2011 and December 31, 2010 consisted of the following:

	As of
	3/31/2011	12/31/2010

Plant and machinery	2,520,226	2,441,578
Construction in progress	165,211	106,410
Furniture, fixture and equipment	45,256	37,803
	2,730,693	2,585,791
Less: accumulated depreciation	(508,896)	(467,933)
Plant and equipment, net	2,221,797	2,117,858

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress as of March 31, 2011 was $165,211, representing buildings under construction.

(8)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

9. LOAN AND RELATED PARTY PAYABLE

As of March 31, 2011 and December 31, 2010, the Company had loans payable to related party of $38,116 and $37,749, respectively. These loans bear no interest and are due within one year.

10. NOTES PAYABLE – CURRENT PORTION

As of March 31, 2011 and December 31, 2010, the Company had short-term loan of $1,830,273 and $1,056,971, respectively, from various local banks. The detailed terms were set forth as follows:

	As of
	3/31/2011	12/31/2010
Bank of China, 6.1005% annual interest, due on January 7, 2012	762,614	-

Industrial and Commercial Bank of China, 5.841% annual interest, due on September 5, 2011	305,045	301.992

Bank of China, 5.838% annual interest, due on October 25, 2011	762,614	754,979
	1,830,273	1,056,971

11. CUSTOMER DEPOSIT

As of March 31, 2011 and December 31, 2010, the Company had customer deposits of $234,500 and $298,818, respectively, representing payments received for orders not yet shipped.

12. ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2011 and December 31, 2010 consisted of following:

	As of
	3/31/2011	12/31/2010

Salary and welfare payable	14,339	26,858
Accrued expenses	246,672	99,079
	261,011	125,937

13. NOTE PAYABLE – LONG TERM

Long-term notes payable as of March 31, 2011 and December 31, 2010 consisted of following:

	As of
	3/31/2011	12/31/2010

Note payable to related party, zero interest, due on May 19, 2012	61,009	60,398
Local Government, zero interest, due on no later than November 30, 2013	480,447	475,637
	541,456	536,035

14. AMOUNT DUE TO STOCKHOLDERS

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of March 31, 2011 and December 31, 2010 was $481,565 and $455,796, respectively. The balance due to stockholders is not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

15. GOVERNMENT & OTHER GRANTS

The Company received grants and rewards from local government and other resources due to its efforts on modern agricultural development, the total amount of which was $15,188 and $42,479 for the three months ended March 31, 2011 and 2010, respectively. These grants were interest-free and bear no repayment requirements.

(9)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(UNAUDITED)

16. NET LOSS PER SHARE

Basic net loss per share was computed using the weighted average number of the ordinary shares outstanding during the period. There were no dilutive common stock equivalents as of March 31, 2011 due to net losses during the period.

The following table sets forth the computation of basic net loss per share for the three months ended March 31, 2011 and 2010 indicated:

	Three months ended
Numerator:	3/31/2011			3/31/2010

- Net loss		$(230,202)		$(90,104)

Denominator:
- Weighted average common shares outstanding		38,779,689		38,750,100

Basic net loss per share	$	**	$	**

** Less than $.01

17. CONCENTRATION AND RISK

(a) Major customers

For the three months ended March 31, 2011 and 2010, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the three months ended March 31, 2011, major customers and vendors with their revenues and purchases are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$87,580	13%		$-
Customer B		63,843	9%		-
Customer C		31,720	5%		1,525
	Total	$183,143	27%	Total:	$1,525

There were no revenues from one customer over 5% of total revenues for the three months ended March 31, 2010.

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

18. COMMITMENT AND CONTINGENCIES

The Company rented plant, office, and retailing spaces under a non-cancelable operating lease agreement.  Based on the current rental lease agreement, the future five years minimum rental payments required are as follows:

Year ended December 31	Lease payment
2011	180,235
2012	123,374
2013	100,974
2014	84,235
2015	22,069
Total	510,887

For the three months ended March 31, 2011, rental expense was $63,931.

19. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2011, the Company had an accumulated deficit of $1,781,757. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2011.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

(10)

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

(11)

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

Since 2007, we have expanded our sales network by setting up the franchise retail stores for fresh fruits and related products. We also relocated our headquarters to Beijing, which we believe will have a positive effect on our corporate image and marketing strategy. In order to create our brand identity efficiently, we plan to acquire or form joint venture with the existing profitable and middle-size retail stores. We provide the stores with our standard management systems, supplies, as well as remodeling to unify store display, color and sign pursuant to the franchise requirements. As of March 31, 2011, there were four wholly-owned franchise retail stores in Beijing area. In addition to the original store located in Panjia Garden Beijing, we had three stores opened during the third quarter of 2010, which were located at Feng Tai District, He Ping Li and Xi Zhi Men area, Beijing.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010

Revenues

Gross revenues were $673,976 and $779,241 for the three months ended March 31, 2011 and 2010, respectively, due primarily to sales of fresh fruits and related products, including our signature tangerine. We recognize revenue when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns for the both three-month periods ended March 31, 2011 and 2010. The decrease in gross revenues by $105,265 in the first quarter of 2011 was due primarily to the decrease in tangerine output affected by the severe weather in Nan Feng area. The tangerines we sold during the first quarter of 2011 were harvested in the winter of 2010, the temperature of which dropped significantly.

We expect sales to increase during 2011 as our moves toward implementing our business plan, including the increase in franchise retail stores, the increase in marketing budgets. We had three new stores opened in Beijing area during the third quarter of 2010. We expect to open total 30 franchise retail stores in 2011 and expect to boost our revenues due to the increasing traffic.

Net Income / (Loss)

We had net loss of $230,202 and $90,104 for the three months ended March 31, 2011 and 2010, respectively. The increase in net loss by $140,098 during the first quarter of 2011 was due to the decrease in sales revenues in this period. On the other hand, our selling expenses increased as result of the increase in advertising, shipping and handling, and exhibition expenses. In addition, the grants received from the local government were $15,188 in the first quarter of 2011, decreased by $27,291 compared to the grants of $42,479 received in the comparable period in 2010.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three months ended March 31, 2011 and 2010 were $261,061 and $188,446, respectively. The increase by $72,615 in the first quarter of 2011 was attributable to the increase in selling and marketing expenses by $63,324 as result of the increase in advertising, shipping and handling, and exhibition expenses. We upgraded the signs in all retailed stores during the first quarter of 2011.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. We had $625,771 in cost of goods sold, or approximately 92.8% of revenues, and had $724,735 in cost of goods sold, or approximately 93.0% of revenues, during the three months ended March 31, 2011 and 2010, respectively. The high cost of goods sold as a percentage of revenue during the first quarter of 2011 was due to the increase in our purchase cost as result of inflation. The gross margin of fresh fruits products typically ranges between 5-10%.

We expect to reduce the cost of goods sold through collaboration with more non-related suppliers, which will also help us to reduce the risk of concentration.

(12)

Liquidity and Capital Resources

Cash flows provided by operating activities were $362, 320 and $60,378 for the three months ended March 31, 2011 and 2010, respectively. Positive cash flows from operations for the three months ended March 31, 2011 were due primarily to the decrease in accounts receivable in the amount of $116,276, plus the decrease in inventories and prepaid expenses by $183,767 and $197,857, respectively, and the increase in other payable and accrued liabilities by $63,354, partially offset by the net loss of $230,201. Positive cash flows from operations for the three months ended March 31, 2010 were due primarily to the decrease in accounts receivable in the amount of $357,394, plus the decrease in inventories and other assets by $59,444 and $3,657, respectively, partially offset by the net loss of $90,104 and the decrease in accounts payable and tax payable by $163,194 and 90,225, respectively.

Cash flows used in investing activities were $118,257 during the three months ended March 31, 2011 consisting of $57,484 used in construction in progress and $60,773 used in purchase of property and equipment. Comparatively, cash flows of $145,727 used in investing activities during the comparable period in 2010 were due solely to the purchase of property and equipment.

Cash flows used in financing activities were $402,086 during the three months ended March 31, 2011, compared to cash flows of $180,000 provided by financing activities for the three months ended March 31, 2010. Negative cash flows from financing activities in the first quarter of 2011 were due primarily to the advance to a third party in an amount of $1,187,272, offset by the proceeds of $759,417 from notes payable and the amount of $25,769 due to stockholders. Positive cash flows from financing activities during the three months ended March 31, 2010 were due solely to proceeds from sales of shares pursuant to an Offshore Subscription Agreement, dated January 12, 2010, the purchase price of which were twenty cents (US$.20) per share.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $700,000 for the year of 2011.

Overall, we have funded our cash needs from inception through March 31, 2011 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $156,668 on hand as of March 31, 2011. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from operating activities and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $700,000 per year starting in 2010. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

(13)

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2011, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2011, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(14)

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2010.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      (REMOVED AND RESERVED)

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K filed in the first quarter of 2011

On March 14, 2011, we filed a current report on Form 8-K to announce the reduction in registered capital of Tai Na International Fruits (Bei Jing) Co. Ltd., one of our wholly-owned subsidiaries.

Reports on Form 8-K filed subsequent to the first quarter of 2011

On April 28, 2011, we filed a current report on Form 8-K to announce the restatement of our audited consolidated financial statements for the year ended December 31, 2009.

(15)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: May 20, 2011	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

(16)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002