Form 10-Q
period 2011-06-30
China Fruits Corp
filed 2011-08-17
CIK 1029802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).

Yes [ ] No [x]

Number of shares of common stock, par value $.001, outstanding as of August 9, 2011: 49,951,223

Number of shares of preferred stock outstanding as of August 9, 2011:

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

(1)

(2)

ITEM 1. FINANCIAL STATEMENTS

China Fruits Corpration And Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010
(Expresed in US Dollars, except for number of shares)

ASSETS	June 30,2011	December 31. 2010
CURRENT ASSETS
Cash and cash equivalents	$153,127	$312,218
Accounts receivable, trade	4,636	120,126
Receivable from third parties	2,367,485	1,486,465
Inventories	87,886	290,283
Prepayment and Deferred expense	635,600	363,562
Refundable VAT tax	60,127	68,494
TOTAL CURRENT ASSETS	3,308,861	2,641,148

PLANT AND EQUIPMENT, NET	2,216,476	2,117,858

OTHER ASSETS	878	858

TOTAL ASSETS	$5,526,215	$4,759,864

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$927	$8,736
Loan and related party payable	38,615	37,749
Notes payable - current portion	1,854,256	1,056,971
Customer deposit	249,625	298,818
Accrued liabilities and payroll tax liabilities	72,715	125,937

TOTAL CURRENT LIABILITIES	2,216,138	1,528,211

LONG-TERM LIABILITIES
Note payable - long term	698,436	536,035
Due to stockholders	203,983	455,796
TOTAL LONG-TERM LIABILITIES	902,419	991,831

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized,	13	13
13,150 shares issued and outstanding
Series B; par value $0.001, voting; 50,000,000 shares authorized, 12,100,000 shares issued and outstanding	12,100	12,100
Common stock, par value $.001, 100,000,000 shares authorized, 49,951,223 and 38,779,689 shares issued and outstanding	49,951	38,779
Additional paid-in capital	3,789,864	3,465,890
Statutory reserve	16,805	16,805
Accumulated other comprehensive income	319,255	257,790
Accumulated (deficit)	(1,780,330)	(1,551,555)
TOTAL STOCKHOLDERS' EQUITY	2,407,658	2,239,822

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,526,215	$4,759,864

The accompanying notes are an integral part of these consolidated financials statements

(3)

China Fruits Corpration And Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
For The Three and Six Months Ended June 30, 2011 and 2010
(Expresed in US Dollars, except for number of shares)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
REVENUES:
Sales	$492,718	$147,951	$1,166,694	$927,192
Cost of goods sold	420,843	133,036	1,046,614	857,771
GROSS PROFIT	71,875	14,915	120,080	69,421

OPERATING EXPENSES:
Selling and marketing	100,268	43,445	220,047	99,900
Professional and legal expenses	21,114	21,319	41,664	41,869
General and administrative	128,081	120,055	248,813	231,496
TOTAL OPERATING EXPENSES	249,463	184,819	510,524	373,265

(LOSS) FROM CONTINUING OPERATIONS	(177,588)	(169,904)	(390,444)	(303,844)

OTHER INCOME (EXPENSE):
Interest income	42	329	42	554
Interest expenses	(28,978)	(6,564)	(55,291)	(12,981)
Gain on disposal(PPE)	-	1,654	-	1,654
Government & other grant	207,630	30,780	222,818	73,259
Other	321	588	(5,900)	8,137
TOTAL OTHER INCOME (EXPENSES)	179,015	26,787	161,669	70,623

INCOME(LOSS) FROM CONTINUING OPERATIONS BEFOR INCOME TAXES	$1,427	$(143,117)	$(228,775)	$(233,221)

Income tax expense	—	6,759	—	6,759

NET (LOSS) FROM CONTINUING OPERATIONS	$1,427	$(149,876)	$(228,775)	$(239,980)

NET (LOSS)	$1,427	$(149,876)	$(228,775)	$(239,980)

Other comprehensive income
- Foreign currency translation gain	34,833	$14,420	61,465	$14,831

COMPREHENSIVE (LOSS)	$36,260	$(135,456)	$(167,310)	$(225,149)

(LOSS) per common share:
Basic	**	**	$(0.01)	$(0.01)

Weighted average number of common shares outstanding during the year - basic	38,779,689	38,779,689	38,779,689	38,724,689

**Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements

(4)

China Fruits Corpration And Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Expresed in US Dollars)

	For The Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(228,775)	(239,980)
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation	71,717	79,439
(Increase) decrease in operating assets:
Accounts receivable	117,004	358,603
Inventories	206,891	60,024
Other assets	—	7,083
Prepaid expenses and other current assets	(251,090)	(43,330)
Increase (decrease) in operating liabilities:
Accounts payable	(7,925)	(163,237)
Other payables and accrued liabilities	(113,536)	543
Tax payable	2,840	(32,252)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(202,874)	26,893

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress	(57,920)
Purchase of property and equipment	(62,428)	(141,047)
NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES	(120,348)	(141,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	83,333	102,000
Advance from (to) a third party	(837,078)	(417,576)
Proceeds from notes payable	764,175	—
Proceeds from issuance of note payable-related party	148,250	—
Proceeds from issuance of shares	—	180,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	158,680	(135,576)

Foreign currency translation adjustment	5,451	1,283

NET INCREASE IN CASH AND CASH EQUIVALENTS	(159,091)	(248,446)

CASH AND CASH EQUIVALENTS:
Beginning of period	$312,218	$453,831

End of period	$153,127	$205,385

Supplemental disclosures of cash flow information:
Cash paid for interest	$55,142	$12,981
Cash paid for income taxes	$3,247	$6,759
Non-cash transactions:
Common stock issued to settle related party loan	$335,146	$0

 The accompanying notes are an integral part of these consolidated financial statements

(5)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

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

FOR THE SIX MONTHS ENDED JUNE 30, 2011

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

4. ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales is cash on delivery, or secured by customer deposits. A small portion of our revenues is on open credit terms and governed by the terms specified in the contracts. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. The Company did not experience significant losses from uncollectible accounts in the past; accordingly, the management has determined that no allowance was considered necessary as of June 30, 2011and December 31, 2010, respectively.

	As of
	6/30/2011	12/31/2010

Accounts receivable, gross	4, 636	120,126
Less: allowance for doubtful accounts	-0-	-0-
Accounts receivable, net	4, 636	120,126

5. RECEIVABLE FROM THIRD PARTIES

The Company advances money to several third parties during business operation, of which $1,548,303 in connection with tangerine base construction, $766,426 as deposit for tangerine purchase. These receivables bear no interest and due on demand, except otherwise noted. As of June 30, 2011 and December 31, 2010, the balances of receivable from third parties consisted of the following:

	As of
	6/30/2011	12/31/2010

Third party advances	2,336,581	1,456,266
Bank security deposit	30,904	30,199
Receivable from third parties	2,367,485	1,486,465

6. INVENTORIES

Inventories as of June 30, 2011 and December 31, 2010 consisted of the following:

	As of
	6/30/2011	12/31/2010

Raw materials	76,256	45,291
Finished goods	11,630	244,992
	8 7,886	290,283

(7)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

6. INVENTORIES (CONT’D)

The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. Accordingly, the Company did not record an allowance for obsolete inventories as of June 30, 2011 and December 31, 2010, respectively, nor have there been any write-offs during six months ended June 30, 2011.

The spoilage will be written-off directly to the profit and loss when it occurs. The spoilage rate is approximately 1 ‰ of average inventory. The Company did not record an allowance for spoilage as of June 30, 2011 and December 31, 2010, respectively.

7. PREPAYMENT

As of June 30, 2011 and December 31, 2010, the Company had prepayment of $635,600 and $363,562, respectively, consisted of the following:

	As of
	6/30/2011	12/31/2010

Paid in advance (production)	600,843	279,440
Prepaid rent	34,757	84,122
	635,600	363,562

8. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of June 30, 2011 and December 31, 2010 consisted of the following:

	As of
	6/30/2011	12/31/2010

Plant and machinery	2,721,571	2,441,578
Construction in progress	288	106,410
Furniture, fixture and equipment	45,982	37,803
	2,767,841	2,585,791
Less: accumulated depreciation	(551,365)	(467,933)
Plant and equipment, net	2, 216,476	2,117,858

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress as of June 30, 2011 was $288, representing buildings under construction.

(8)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

9. LOAN AND RELATED PARTY PAYABLE

As of June 30, 2011 and December 31, 2010, the Company had loans payable to related party of $38,615 and $37,749, respectively. These loans bear no interest and are due within one year.

10. NOTES PAYABLE – CURRENT PORTION

As of June 30, 2011 and December 31, 2010, the Company had short-term loan of $1,854,256 and $1,056,971, respectively, from various local banks. The detailed terms were set forth as follows:

	As of
	6/30/2011	12/31/2010
Bank of China, 6.1005% annual interest, due on January 7, 2012	772,606	-

Industrial and Commercial Bank of China, 5.841% annual interest, due on September 5, 2011	309,044	301.992

Bank of China, 5.838% annual interest, due on October 25, 2011	772,606	754,979
	1,854,256	1,056,971

11. CUSTOMER DEPOSIT

As of June 30, 2011 and December 31, 2010, the Company had customer deposits of $249,625 and $298,818, respectively, representing payments received for orders not yet shipped.

12. ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2011 and December 31, 2010 consisted of following:

	As of
	6/30/2011	12/31/2010

Salary and welfare payable	9,541	14,566
Tax payable	15,319	12,292
Accrued expenses	47,855	99,079
	72,715	125,937

(9)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

13. NOTE PAYABLE – LONG TERM

Long-term notes payable as of June 30, 2011 and December 31, 2010 consisted of following:

	As of
	6/30/2011	12/31/2010

Note payable to related party, zero interest, due on February 28, 2013 (1)	149,885	-
Note payable to related party, zero interest, due on May 19, 2012 (2)	61,809	60,398
Local Government, zero interest, due on no later than November 30, 2013 (3)	486,742	475,637
	698,436	536,035

(1) This loan agreement was entered by and between the Company and its related party on March 1, 2011. The loan bears zero interest and is due on February 28, 2013. The loans are used for working capital, and the Company expects them to be repaid from its revenues.

(2) This loan agreement was entered by and between the Company and its related party on May 20, 2009. The loan bears zero interest and is due on May 19, 2012. The loans are used for working capital, and the Company expects them to be repaid from its revenues.

(3) This loan agreement was entered by and between the Company and the local government on December 24, 2008. The loan bears zero interest, of which 50% is due on November 30, 2012 and the balance is due on November 30, 2013. The loans issued by the local government are to encourage modern agricultural development, and the Company expects them to be repaid from its revenues.

14. AMOUNT DUE TO STOCKHOLDERS

Since inception, the stockholders have advanced certain foreign consulting, advisory, legal and accounting fees during the periods presented for the benefit of our Company. Pursuant to a conversion agreement dated June 30, 2011, the stockholders agreed to settle the amount of $335,146 in advances due as of December 31, 2009 in exchange for a total of 11,171,534 shares of Common Stock issued by the Company at the market price of $0.03 per share. As a result, the remaining balances outstanding as of June 30, 2011 and December 31, 2010 were $203,983 and $455,796, respectively.

15. GOVERNMENT & OTHER GRANTS

The Company received grants and rewards from local government and other resources due to its efforts on modern agricultural development, the total amount of which was $222,818 for the six months ended June 30, 2011. These grants bear no repayment requirements.

16. NET LOSS PER SHARE

Basic net loss per share was computed using the weighted average number of the common shares outstanding during the period. There were no dilutive common stock equivalents as of June 30, 2011 due to immaterial net income or net losses during the period.

The following table sets forth the computation of basic net loss per share for the three and six months ended June 30, 2011 and 2010 indicated:

	Three months ended		Six months ended
	6/30/2011	6/30/2010	6/30/2011		6/30/2010
Numerator:
Net income(loss)	$1,427	$(149,876)		$(2 28,775)		$(239,980)
Denominator:
Weighted average number of shares outstanding
Basic	38,779,689	38,779,689		38,779,689		38,779,689
Loss per common share
Basic	**	**	$	(0.01)	$	(0.01)

** Less than $.01

(10)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(UNAUDITED)

 17. CONCENTRATION AND RISK

(a) Major customers

For the six months ended June 30, 2011 and 2010, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

There were no revenues from one customer over 5% of total revenues for the six months ended June 30, 2011 and 2010, respectively.

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

For the six months ended June 30, 2011, rental expense was $126,619.

19. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2011, the Company had an accumulated deficit of $1,780,330. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2011.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

(11)

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

(12)

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

Since 2007, we have expanded our sales network by setting up the franchise retail stores for fresh fruits and related products. We also relocated our headquarters to Beijing, which we believe will have a positive effect on our corporate image and marketing strategy. In order to create our brand identity efficiently, we plan to acquire or form joint venture with the existing profitable and middle-size retail stores. We provide the stores with our standard management systems, supplies, as well as remodeling to unify store display, color and sign pursuant to the franchise requirements. As of June 30, 2011, there were four wholly-owned franchise retail stores in Beijing area. In addition to the original store located in Panjia Garden Beijing, we had three stores opened during the third quarter of 2010, which were located at Feng Tai District, He Ping Li and Xi Zhi Men area, Beijing.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Revenues

Gross revenues were $492,718 and $1,166,694 for the three and six months ended June 30, 2011, respectively, compared to gross revenues of $147,951 and $927,192 for the same periods ended June 30, 2010, respectively. We generate our revenues from sales of fresh fruits and related products, including our signature tangerine. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns during both three-month and six-month periods ended June 30, 2011. The increase in revenues during the first half of 2011 compared to the same period in 2010 was due primarily to new revenues from our three new retail stores, which were opened during the third quarter of 2010.

We expect sales to increase during 2011 as our moves toward implementing our business plan, including the increase in franchise retail stores, the increase in marketing budgets. We had three new stores opened in Beijing area during the third quarter of 2010. We expect to open total 6 franchise retail stores in 2011 and expect to boost our revenues due to the increasing traffic.

(13)

Net Income / (Loss)

We had net income of $1,427 for the three months ended June 30, 2011 and net loss of $228,775 for the six months ended June 30, 2011. Comparatively, we had net losses of $149,876 and $239,980 for the three and six months ended June 30, 2010, respectively. The net income during the second quarter of 2011 was due primarily to the grants received from the local government in amount of $207,630, which was to encourage our efforts on modern agricultural development. Without the government grant, our loss from continuing operations increased to $177,588 and $390,444 during the three and six months ended June 30, 2011, respectively, from $169,904 and $303,844 during the same periods in 2010. The increase was due to the increase in selling expenses, such as advertising, shipping and handling, and exhibition expenses.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three and six months ended June 30, 2011 were $249,463 and $510,524, respectively, increase by $64,644 and $137,259, compared to $184,819 and $373,265 for the same periods ended June 30, 2010, respectively. The increase in operating expenses in 2011 was attributable to the increase in selling and marketing expenses, such as advertising, shipping and handling, and exhibition expenses. We upgraded the signs in all retailed stores during the first half of 2011.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. We had $420,843 in cost of goods sold, or approximately 85.4% of revenues, and had $1,046,614 in cost of goods sold, or approximately 89.7% of revenues, during the three and six months ended June 30, 2011, respectively. Comparatively, we had $133,036 in cost of goods sold, or approximately 89.9% of revenues, and had $857,771 in cost of goods sold, or approximately 92.5% of revenues, during the three and six months ended June 30, 2010, respectively. The gross margin of fresh fruits products typically ranges between 5-10%. We expect to reduce the cost of goods sold through collaboration with more non-related suppliers, which will also help us to reduce the risk of concentration.

Liquidity and Capital Resources

Cash flows used in operating activities were $202,874 for the six months ended June 30, 2011, compared to cash flows of $26,893 provided by operations for the six months ended June 30, 2010. Negative cash flows from operations for the six months ended June 30, 2011 were due primarily to the net loss of $228,775, plus the increase in prepaid expenses in the amount of $251,090, and the decrease in other payables and accrued liabilities in an amount of $113,536, partially offset by the decrease in accounts receivable and inventories by $117,004 and $206,891, respectively. Positive cash flows from operations for the six months ended June 30, 2010 were due primarily to the decrease in accounts receivable in the amount of $358,603, plus the decrease in inventories and other assets by $60,024 and $7,083, respectively, partially offset by the net loss of $239,980 and the decrease in accounts payable and tax payable by $163,237 and $32,252, respectively.

Cash flows used in investing activities were $120,348 during the six months ended June 30, 2011 consisting of $57,920 used in construction in progress and $62,428 used in purchase of property and equipment. Comparatively, cash flows of $141,047 used in investing activities during the comparable period in 2010 were due solely to the purchase of property and equipment.

Cash flows provided by financing activities were $158,680 during the six months ended June 30, 2011, compared to cash flows of $135,576 used in financing activities for the six months ended June 30, 2010. Positive cash flows from financing activities during the first half of 2011 were due primarily to proceeds from note payable to a local bank in an amount of $764,175, which is due on January 7, 2012 and bears annual interest at 6.1005%, and proceeds from related party loan in amount of $148,250, which is due on February 28, 2013 with zero interest. The loans are used for working capital, and we expect them to be repaid our revenues. Our cash outflow during the six months ended June 30, 2011 was attributable to the advance to third parties in an amount of $837,078. Negative cash flows from financing activities during the six months ended June 30, 2010 were due primarily to advance to third parties in an amount of $417,576, offset by proceeds from related party loan of $102,000, and proceeds of $180,000 from sales of shares pursuant to an Offshore Subscription Agreement, dated January 12, 2010, the purchase price of which were twenty cents (US$.20) per share.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $700,000 for the year of 2011.

Overall, we have funded our cash needs from inception through June 30, 2011 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $153,127 on hand as of June 30, 2011. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from operating activities and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $700,000 per year starting in 2010. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

(14)

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2011, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2011, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(15)

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2010.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to a conversion agreement dated June 30, 2011, the stockholders agreed to settle the amount of $335,146 in advances due as of December 31, 2009 in exchange for a total of 11,171,534 shares of Common Stock issued by the Company at the market price of $0.03 per share.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      (REMOVED AND RESERVED)

None.

ITEM 5.      OTHER INFORMATION

None.

(16)

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

(17)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: Date: August ___, 2011	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

(18)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(19)