Form 10-Q
period 2011-09-30
China Fruits Corp
filed 2011-11-14
CIK 1029802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Yes [ ] No [x]

Number of shares of common stock, par value $.001, outstanding as of November 3, 2011: 49,951,223

Number of shares of preferred stock outstanding as of November 3, 2011:

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

(2)

ITEM 1. FINANCIAL STATEMENTS

China Fruits Corpration And Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010
(Expresed in US Dollars, except for number of shares)

ASSETS
	September 30,2011	December 31. 2010
CURRENT ASSETS
Cash and cash equivalents	$46,387	$312,218
Accounts receivable, trade	4,721	120,126
Receivable from third parties	2,063,198	1,486,465
Inventories	90,331	290,283
Prepayment and Deferred expense	945,405	363,562
Refundable tax	59,920	68,494
TOTAL CURRENT ASSETS	3,209,962	2,641,148

PLANT AND EQUIPMENT, NET	2,239,740	2,117,858

OTHER ASSETS	5,300	858

TOTAL ASSETS	$5,455,002	$4,759,864

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$944	$8,736
Loan and related party payable	39,325	37,749
Notes payable-current portion	1,856,835	1,056,971
Customer deposit	252,229	298,818
Accrued liabilities and payroll tax liabilities	128,486	125,937

TOTAL CURRENT LIABILITIES	2,277,819	1,528,211

LONG-TERM LIABILITIES
Note Payable-Long term	495,680	475,637
Note Payable to related party-Long term	215,582	60,398
Due to stockholders	213,433	455,796
TOTAL LONG-TERM LIABILITIES	924,695	991,831

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized,	13	13
13,150 shares issued and outstanding
Series B; par value $0.001, voting; 50,000,000 shares authorized,	12,100	12,100
12,100,000 shares issued and outstanding
Common stock, par value $.001, 100,000,000 shares authorized,	49,951	38,779
49,951,223 and 38,779,689 shares issued and outstanding
Additional paid-in capital	3,789,864	3,465,890
Statutory reserve	16,805	16,805
Accumulated other comprehensive income	364,010	257,790
Accumulated (deficit)	(1,980,255)	(1,551,555)
TOTAL STOCKHOLDERS' EQUITY	2,252,488	2,239,822

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,455,002	$4,759,864

The accompanying notes are an integral part of these consolidated financial statements

(3)

China Fruits Corpration And Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
For The Three and Nine Months Ended September 30, 2011 and 2010
(Expresed in US Dollars, except for number of shares)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
REVENUES:
Sales	$426,266	$284,935	$1,592,960	$1,212,127
Cost of goods sold	347,353	242,229	1,393,967	1,100,000
GROSS PROFIT	78,913	42,706	198,993	112,127

OPERATING EXPENSES:
Selling and marketing	89,836	101,391	309,883	201,291
Professional and legal expenses	20,550	20,550	62,214	62,419
General and administrative	138,156	173,935	386,969	405,431
TOTAL OPERATING EXPENSES	248,542	295,876	759,066	669,141

(LOSS) FROM CONTINUING OPERATIONS	(169,629)	(253,170)	(560,073)	(557,014)

OTHER INCOME (EXPENSE):
Interest income	317	56	359	610
Interest expenses	(28,929)	(2,299)	(84,220)	(15,280)
Gain on disposal(PPE)	—	—	—	1,659
Government & other grant	1,429	192	224,247	73,451
Other	(3,113)	22	(9,013)	8,159
TOTAL OTHER INCOME (EXPENSES)	(30,296)	(2,029)	131,373	68,599

INCOME(LOSS) FROM CONTINUING OPERATIONS BEFOR INCOME TAXES	$(199,925)	$(255,199)	$(428,700)	$(488,415)

Income tax expense	—	—	—	6,777

NET (LOSS) FROM CONTINUING OPERATIONS	$(199,925)	$(255,199)	$(428,700)	$(495,192)

NET (LOSS)	$(199,925)	$(255,199)	$(428,700)	$(495,192)

Other comprehensive income
- Foreign currency translation gain	44,755	$32,975	106,220	$47,819

COMPREHENSIVE (LOSS)	$(155,170)	$(222,224)	$(322,480)	$(447,373)

(LOSS) per common share:
Basic	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding during the year - basic	49,951,223	38,779,689	42,503,534	38,743,022

** Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements

(4)

China Fruits Corpration And Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(Expresed in US Dollars)

	For The Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(428,700)	(495,192)
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation	109,618	120,991
(Increase) decrease in operating assets:
Accounts receivable	117,755	359,545
Inventories	207,408	48,479
Other assets	(4,307)	3,722
Prepaid expenses and other current assets	(542,844)	(494,903)
Increase (decrease) in operating liabilities:
Accounts payable	(7,976)	(163,666)
Other payables and accrued liabilities	(60,328)	37,756
Tax payable	437	(51,238)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(608,937)	(634,506)

CASH FLOWS FROM INVESTING ACTIVITIES
Construction in progress	(58,338)	—
Purchase of property and equipment	(83,180)	(269,549)
NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES	(141,518)	(269,549)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	92,783	109,000
Advance from (to) a third party	(502,515)	(146,903)
Proceeds from Notes Payable	1,045,945	396,639
Payment to Notes Payable	(307,631)
Proceeds from issuance of note payable-related party	149,186	—
Proceeds from issuance of shares	—	180,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	477,768	538,736

Foreign currency translation adjustment	6,856	3,346

NET INCREASE IN CASH AND CASH EQUIVALENTS	(265,831)	(361,973)

CASH AND CASH EQUIVALENTS:
Beginning of period	$312,218	$453,831

End of period	$46,387	$91,858

Supplemental disclosures of cash flow information:
Cash paid for interest	$83,412	$15,280
Cash paid for income taxes	$3,270	$6,777
Non-cash transactions:
Common stock issued for settlement of related party loan	$335,146	$—

The accompanying notes are an integral part of these consolidated financial statements

(5)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

3. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The Company anticipates that the adoption of this standard will not materially expand its financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is reviewing ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

4. ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales is cash on delivery, or secured by customer deposits. A small portion of our revenues is on open credit terms and governed by the terms specified in the contracts. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. The Company did not experience significant losses from uncollectible accounts in the past; accordingly, the management has determined that no allowance was considered necessary as of September 30, 2011 and December 31, 2010, respectively.

	As of
	9/30/2011	12/31/2010

Accounts receivable, gross	4,721	120,126
Less: allowance for doubtful accounts	-0-	-0-
Accounts receivable, net	4,721	120,126

5. RECEIVABLE FROM THIRD PARTIES

The Company advances money to several third parties during business operation, of which $464,209 in connection with tangerine base construction, $1,576,736 as deposit for tangerine purchase. These receivables bear no interest and due on demand, except otherwise noted. As of September 30, 2011 and December 31, 2010, the balances of receivable from third parties consisted of the following:

	As of
	9/30/2011	12/31/2010

Third party advances	2,063,198	1,456,266
Bank security deposit		30,199
Receivable from third parties	2,063,198	1,486,465

(7)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

6. INVENTORIES

Inventories as of September 30, 2011 and December 31, 2010 consisted of the following:

	As of
	9/30/2011	12/31/2010

Raw materials	77,656	45,291
Finished goods	12,675	244,992
	90,331	290,283

The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. Accordingly, the Company did not record an allowance for obsolete inventories as of September 30, 2011 and December 31, 2010, respectively, nor have there been any write-offs during nine months ended September 30, 2011.

The spoilage will be written-off directly to the profit and loss when it occurs. The spoilage rate is approximately 1 ‰ of average inventory. The Company did not record an allowance for spoilage as of September 30, 2011 and December 31, 2010, respectively.

7. PREPAYMENT

As of September 30, 2011 and December 31, 2010, the Company had prepayment of $945,405 and $363,562, respectively, consisted of the following:

	As of
	9/30/2011	12/31/2010

Paid in advance (production)	851,457	279,440
Prepaid rent	93,948	84,122
	945,405	363,562

8. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of September 30, 2011 and December 31, 2010 consisted of the following:

	As of
	9/30/2011	12/31/2010

Plant and machinery	2,792,504	2,441,578
Construction in progress	340	106,410
Furniture, fixture and equipment	46,691	37,803
	2,839,535	2,585,791
Less: accumulated depreciation	(599,795)	(467,933)
Plant and equipment, net	2,239,740	2,117,858

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress as of September 30, 2011 was $340, representing buildings under construction.

(8)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

9. LOAN AND RELATED PARTY PAYABLE

As of September 30, 2011 and December 31, 2010, the Company had loans payable to related party of $39,325 and $37,749, respectively. These loans bear no interest and are due within one year.

10. NOTES PAYABLE – CURRENT PORTION

As of September 30, 2011 and December 31, 2010, the Company had short-term loan of $1,856,835 and $1,056,971, respectively, from various local banks. The detailed terms were set forth as follows:

	As of

	9/30/2011	12/31/2010
Bank of China, 6.1005% annual interest, due on January 7, 2012	786,794	—
Industrial and Commercial Bank of China, 5.841% annual interest, due on September 5, 2011		301.992
Fuzhou City Nanfeng County Hongli Petty Loan Ltd., 1.8% annual interest, due on February 11,2012	283,247
Bank of China, 5.838% annual interest, due on October 25, 2011	786,794	754,979
	1,856,835	1,056,971

11. CUSTOMER DEPOSIT

As of September 30, 2011 and December 31, 2010, the Company had customer deposits of $252,229 and $298,818, respectively, representing payments received for orders not yet shipped.

12. ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2011 and December 31, 2010 consisted of following:

	As of
	9/30/2011	12/31/2010

Salary and welfare payable	13,120	14,566
Tax payable	13,257	12,292
Accrued expenses	102,109	99,079
	128,486	125,937

(9)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

13. NOTE PAYABLE – LONG TERM

Long-term notes payable as of September 30, 2011 and December 31, 2010 consisted of following:

	As of
	9/30/2011	12/31/2010

Note payable to related party, zero interest, due on February 28, 2013 (1)	152,638	—
Note payable to related party, zero interest, due on May 19, 2012 (2)	62,944	60,398
Local Government, zero interest, due on no later than November 30, 2013 (3)	495,680	475,637
	711,262	536,035

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

14. AMOUNT DUE TO STOCKHOLDERS

Since inception, the stockholders have advanced certain foreign consulting, advisory, legal and accounting fees during the periods presented for the benefit of our Company. Pursuant to a conversion agreement dated June 30, 2011, the stockholders agreed to settle the amount of $335,146 in advances due as of December 31, 2009 in exchange for a total of 11,171,534 shares of Common Stock issued by the Company at the market price of $0.03 per share. As a result, the remaining balances outstanding as of September 30, 2011 and December 31, 2010 were $213,433 and $455,796, respectively.

15. GOVERNMENT & OTHER GRANTS

The Company received grants and rewards from local government and other resources due to its efforts on modern agricultural development, the total amount of which was $224,247 for the nine months ended September 30, 2011. These grants bear no repayment requirements.

16. NET LOSS PER SHARE

Basic net loss per share was computed using the weighted average number of the common shares outstanding during the periods. There were no dilutive common stock equivalents as of September 30, 2011 due to net losses during the period.

The following table sets forth the computation of basic net loss per share for the three and nine months ended September 30, 2011 and 2010 indicated:

	Three months ended		Nine months ended
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Numerator:
Net (loss)	$(199,925)	$(255,199)	$(428,700)	$(495,192)
Denominator:
Weighted average number of shares outstanding
Basic	49,951,223	38,779,689	42,503,534	38,743,022
Loss per common share
Basic	**	$(0.01)	$(0.01)	$(0.01)

** Less than $.01

(10)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(UNAUDITED)

 17. CONCENTRATION AND RISK

(a) Major customers

For the nine months ended September 30, 2011 and 2010, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

There were no revenues from one customer over 5% of total revenues for the nine months ended September 30, 2011 and 2010, respectively.

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

For the nine months ended September 30, 2011, rental expense was $175,218.

19. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2011, the Company had an accumulated deficit of $1,980,255. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2011.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

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

Since 2007, we have expanded our sales network by setting up the franchise retail stores for fresh fruits and related products. We also relocated our headquarters to Beijing, which we believe will have a positive effect on our corporate image and marketing strategy. In order to create our brand identity efficiently, we plan to acquire or form joint venture with the existing profitable and middle-size retail stores. We provide the stores with our standard management systems, supplies, as well as remodeling to unify store display, color and sign pursuant to the franchise requirements. We currently have four wholly-owned franchise retail stores in Beijing area, including the one opened in November of 2011 located at Feng Tai District, Beijing.

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

(13)

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Revenues

Gross revenues were $426,266 and $1,592,960 for the three and nine months ended September 30, 2011, respectively, increased by $141,331 or 49.6%, and by $380,833 or 31.4%, compared to gross revenues of $284,935 and $1,212,127 for the same periods ended September 30, 2010, respectively. We generate our revenues from sales of fresh fruits and related products, including our signature tangerine. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns during both three-month and nine-month periods ended September 30, 2011. The increase in revenues during the nine months ended September 30, 2011 compared to the same period in 2010 was due primarily to the increasing traffic in the retail stores located at He Ping Li and Xi Zhi Men area, which were opened during the third quarter of 2010 and gained more recognition at the local community after one-year operation.

We expect sales to increase during 2011 as our moves toward implementing our business plan, including the increase in franchise retail stores, the increase in marketing budgets. We currently have four wholly-owned franchise retail stores in Beijing area, including the one opened in November of 2011 located at Feng Tai District, Beijing. We expect to open total 6 franchise retail stores in 2011 and expect to boost our revenues due to the increasing traffic.

Net Income / (Loss)

We had net loss of $199,925 and $428,700 for the three and nine months ended September 30, 2011, respectively, decreased by $55,274 or 21.7%, and by $66,492 or 13.4%, compared to net losses of $255,199 and $495,192 for the three and nine months ended September 30, 2010, respectively. The decrease in net loss was due to the increase in revenues during the periods as discussed above. In addition, the decrease in net loss during the nine months ended September 30, 2011 was also due to the grants received from the local government in amount of $224,247, which was to encourage our efforts on modern agricultural development.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three and nine months ended September 30, 2011 were $248,542 and $759,066, respectively, compared to $295,876 and $669,141 for the same periods ended September 30, 2010, respectively. The increase in operating expenses during the nine months ended September 30, 2011 was attributable to the increase in selling and marketing expenses, such as advertising, shipping and handling, and exhibition expenses. We upgraded the signs in all retailed stores during the period.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. We had $347,353 in cost of goods sold, or approximately 81.5% of revenues, and had $1,393,967 in cost of goods sold, or approximately 87.5% of revenues, during the three and nine months ended September 30, 2011, respectively. Comparatively, we had $242,229 in cost of goods sold, or approximately 85.0% of revenues, and had $1,100,000 in cost of goods sold, or approximately 90.7% of revenues, during the three and nine months ended September 30, 2010, respectively. The gross margin of fresh fruits products typically ranges between 5-10%. We expect to reduce the cost of goods sold through collaboration with more non-related suppliers, which will also help us to reduce the risk of concentration`.

(14)

Liquidity and Capital Resources

Cash flows used in operating activities were $608,937 and $634,506 for the nine months ended September 30, 2011 and 2010, respectively. Negative cash flows from operations for the nine months ended September 30, 2011 were due primarily to the net loss of $428,699, plus the increase in prepaid expenses in the amount of $542,844, partially offset by the decrease in accounts receivable and inventories by $117,755 and $207,408, respectively. Negative cash flows from operations for the nine months ended September 30, 2010 were due primarily to the net loss of 495,192, the increase in prepaid expenses and other current assets in the amount of $494,903, and the decrease in accounts payable by $163,666, partially offset by the collection in accounts receivable in the amount of $359,545, and the decrease in inventories by $48,479.

Cash flows used in investing activities were $141,518 during the nine months ended September 30, 2011 consisting of $58,338 used in construction in progress and $83,180 used in purchase of property and equipment. Comparatively, cash flows of $269,549 used in investing activities during the comparable period in 2010 were due solely to the purchase of property and equipment.

Cash flows provided by financing activities were $477,768 and $538,736 during the nine months ended September 30, 2011 and 2010, respectively. Positive cash flows from financing activities during the nine months ended September 30, 2011 were due primarily to proceeds from note payable in an amount of $1,045,945, of which $768,770 payable to Bank of China with interest rate of 6.1005% per annum and due on January 7, 2012, and $277,175 payable to Hongli Petty Loan Ltd., a non-related party, with interest rate of 18% per annum and due on February 11, 2012. In addition, we had proceeds from note payable to related party in amount of $149,186 during the nine months ended September 30, 2011, which bears zero interest and will be due on February 28, 2013. The positive cash flows were offset by advance to a third party in amount of $502,515 and repayments of $307,631 to third party loans in 2011. Positive cash flows from financing activities during the nine months ended September 30, 2010 were due primarily to proceeds from related party loan in the amount of $109,000, proceeds from notes payable of $396,639, dated July 20, 2010, with expiration date on January 19, 2011 and zero interest, and proceeds of $180,000 from sales of shares pursuant to an Offshore Subscription Agreement, dated January 12, 2010, the purchase price of which were twenty cents (US$.20) per share..

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $700,000 for the year of 2012.

Overall, we have funded our cash needs from inception through September 30, 2011 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $46,387 on hand as of September 30, 2011. Currently, we may not be able to sustain our capital needs because we do not have enough cash to fund our operations for the next six months. This is based on current negative cash flows from operating activities and net losses during the periods. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $700,000 per year starting in 2010. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

(15)

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2011, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(16)

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2011, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(17)

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

None.

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of theSarbanes-Oxley Act of 2002.

32.2 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

1.      On March 14, 2011, we filed a current report on Form 8-K to announce the reduction in registered capital of Tai Na International Fruits (Bei Jing) Co. Ltd., one of our wholly-owned subsidiaries.

2.      On April 28, 2011, we filed a current report on Form 8-K to announce the restatement of our audited consolidated financial statements for the year ended December 31, 2009.

3.      On September 6, 2010, we filed a current report on Form 8-K to announce the appointment of Mr. Li, Ze as Chief Financial Officer of the Company and the resignation of Mr. Li, Lin Feng, former Chief Financial Officer of the Company, as approved by the Board of Directors, and effective immediately.

4.      On October 12, 2011, we filed a current report on Form 8-K to announce a conversion agreement dated June 30, 2011, pursuant to which, the stockholders agreed to settle the amount of $335,146 in advances due as of December 31, 2009 in exchange for a total of 11,171,534 shares of our Common Stock at the market price of $0.03 per share.

(18)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: Date: November 11, 2011	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

(19)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002