Form 10-Q/A
period 2011-09-30
China Fruits Corp
filed 2011-11-15
CIK 1029802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q/A

Amendment No. 1

_________________

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2011

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

_________________

CHINA FRUITS CORP.

(Exact name of registrant as specified in its charter)

_________________

Nevada	000-22373	58-2027283
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

Fu Xi Technology & Industry Park, Nan Feng County

Jiang Xi Province, P. R. China

(Address of principal executive offices)

(86794) 326-6199

(Issuer's telephone number)

N/A
(Former name or former address and former fiscal year, if changed since last report)

_________________

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

Series B, par value $.001 - 12,100,000

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (the “Amendment”) amends the Quarterly Report on Form 10-Q of China Fruits Corp. (the “Company”) for the quarter ended September 30, 2011 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on November 14, 2011. The Amendment is being filed to submit Notes. The Amendment revises the financial notes of the Original Filing (XBRL interactive data) is included as an exhibit to the Amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way. Those sections of the Original Filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Filing. Furthermore, the Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, the Amendment should be read in conjunction with the Original Filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act subsequent to the filing of the Original Filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA FRUITS CORP.

Date: Date: November 15, 2011	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer