Form 10-K
period 2011-12-31
China Fruits Corp
filed 2012-03-30
CIK 1029802

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2011

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 1-10559

CHINA FRUITS CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	58-2027283
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Large accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	x

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).

Yes [ ] No [x]

The Registrant’s revenues for its fiscal year ended December 31, 2011 were $3,476,158.

The aggregate market value of the voting stock on March 26, 2012 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $985,716 based upon the most recent sales price ($0.02) for such Common Stock on said date March 26, 2012, there were 49,951,223 shares of our Common Stock issued and outstanding, of which approximately 49,285,807 shares were held by non-affiliates.

Number of shares of common stock, par value $.001, outstanding as of March 26, 2012: 49,951,223

Number of shares of preferred stock outstanding as of March 26, 2012:

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

(2)

PART I:

Item 1. Business

Item 1A. Risk Factors

Item 1B. Unresolved Staff Comments

Item 2. Properties

Item 3. Legal Proceedings

Item 4. (Removed and Reserved)

PART II:

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6. Selected Financial Data

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

Item 9A(T). Controls and Procedures

Item 9B. Other Information

PART III:

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accounting Fees and Services

PART IV:

Item 15. Exhibits, Financial Statement Schedules

SIGNATURES:

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

Business Description of the Issuer

Since the reverse merger was consummated, we have continued operations of Tai Na, a company which is principally engaged in manufacturing, trading and distributing fresh tangerine and other fresh fruits in the PRC. Tai Na is located in Nan Feng County, Jiang Xi Province, the well known agricultural area for tangerine in China. The geographic advantage benefits us with respect to the control of manufacturing cost and product quality. We have self-owned property in Nan Feng County with a total area of 742,901 square feet, including manufacturing plants of 238,609 square feet and office building of 70,350 square feet. In order to effectively maintain the quality of tangerine, we have a set of temperature and humidity auto-control equipments with capacity of 1,500 tons. We also have two automatic product lines to select fruits, the hourly process capacity of which is 10 ton/hour and 15 ton/hour, respectively. During the year of 2011, our total production was 3,781 tons, better than the expectation of 3,000 tons. We expect the production capacity will reach 4,500 tons in 2012 due to the improvement of production efficiency.

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

Marketing Strategies

Expanding Retail Fruit Stores Network

We believe franchise retail stores will benefit us in our business expansion and brand recognition. We preferred the stores operated in form of joint ventures with the existing profitable and middle-size retail stores because those stores have certain operating history and customers base. We reorganize the stores and provide the stores with our standard management systems, supplies, as well as remodeling to unify store display, color, and sign pursuant to the franchise requirements. The franchise retail stores will help build a direct channel between the end users and us, which will facilitate the process of moving product from our plants to the markets, and benefitting us in adjusting our business strategies when markets change. As of December 31, 2011, we had four wholly-owned franchise retail stores in Beijing area, including the one opened in November of 2011 located at Feng Tai District, Beijing. In 2012, we will evaluate the operation in the existing stores and replace those in poor performance with new stores. The total number of franchise stores will be increased to six.

Expanding Logistic Center

We believe a sound warehouse and logistics center will help us to improve efficiency and reduce operating expenses. Especially for fresh fruits, the prompt handling and delivery is significant to reduce loss from spoilage. Therefore, we focus on establishing a systematic logistics center to support the expanding retail network. On March 3, 2012, we entered into a five-year lease agreement for warehouse and logistic space of approximately 26,700 square feet to store, select, pack and deliver fresh fruits. After the full operation of the logistics center, we believe both operating expenses and cost of goods sold will be reduced due to large-scale purchases and delivery.

(5)

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

Seeking for Opportunities to Develop International Markets

Our tangerines, known as "Nan Feng tangerine", are popular in the market due to the high quality, benefitting from the natural resources in Nan Feng County, which is a well known agricultural area for tangerines in China. Currently, we primarily market in China and hold a leading position in the Chinese market. However, this position is challenged since China’s accession to WTO in 2001. We believe the open-market policies will lower the barriers to entry, both in Chinese markets and global markets. WTO membership brought with it the opportunity to take advantage of new market access opportunities and new protections now available to China under the rules-based system of the WTO. In order to develop our international markets, we set up a department in charge of oversea markets in 2010, which included 4 full-time employees and 2 part-time employees. Our target markets including Europe, Middle-east, and Southeast Asia. In 2011, our revenues generated from international markets included approximately $100,000 from Dubai, approximately $10,000 from France, approximately $500,000 from Thailand, and approximately $700,000 from Indonesia. We believe there is great growth potential in international markets and we will keep looking for the opportunities oversea.

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

• Expand the sales network;

• Increase sales revenue; and

• Successfully build brand identity.

Enhancing Manufacture Capacity

We have self-owned property in Nan Feng County with a total area of 742,901 square feet, including manufacturing plants of 238,609 square feet and office building of 70,350 square feet. In order to effectively maintain the quality of tangerine, we have a set of temperature and humidity auto-control equipments with capacity of 1,500 tons. We also have two automatic product lines to select fruits, the hourly process capacity of which is 10 ton/hour and 15 ton/hour, respectively. During the year of 2011, our total production was 3,781 tons, better than the expectation of 3,000 tons. We expect the production capacity will reach 4,500 tons in 2012 due to the improvement of production efficiency.

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

Employees

We have to make a rational allocation and use of personnel to match our business growth. As of December 31, 2011, we had 65 full-time employees, of which 35 are experienced personnel in franchising management, export trading and purchasing.

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

• Enhance manufacturing capacities;

• Setup franchise retail stores in our target markets located in North China, East China and South China

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

(7)

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

(9)

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

(10)

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Beijing, PRC with office area of 2,260 square feet, which is under a three-year lease agreement due on March 31, 2012. On March 3, 2012, we entered into a five-year lease agreement for warehouse and logistic space of approximately 26,700 square feet to store, select, pack and deliver fresh fruits. The logistics center includes office space of approximately 8,800 square feet. We believe the new warehouse and logistics center is adequate for our current operations.

We also lease 4 stores in Beijing area for retail business, of which the total store area is 6,800 square feet with annual rental payment of approximately $196,000.

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

(11)

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

Interim Period	Low	High
Interim Period ended March 31, 2012	$0.03	$0.03

Fiscal 2011
Quarter ended March 31, 2011	$0.02	$0.05
Quarter ended June 30, 2011	$0.02	$0.04
Quarter ended September 30, 2011	$0.02	$0.03
Quarter ended December 31, 2011	$0.01	$0.03

Fiscal 2010
Quarter ended March 31, 2010	$0.055	$0.055
Quarter ended June 30, 2010	$0.045	$0.045
Quarter ended September 30, 2010	$0.032	$0.032
Quarter ended December 31, 2010	$0.035	$0.035

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

The Series A Convertible Preferred Stock has the following rights and privileges:

1. The shares are convertible at the option of the holder at any time into common shares, at a conversion rate of one share of Series A Convertible Preferred Stock for 100 shares of common stock for a period of 10 years from the issuance date

2. Requires two-thirds voting majority to authorize changes to equity.

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

(12)

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

Number of Holders

As of March 26, 2012, we had 3,635 common shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

As of June 30, 2011, we entered into a Settlement Agreement and Release (the “Agreement”) with Mei Tan, LingHua Chen, ChunFeng Huang, CunXing Xi, Bin Feng, GuiFen Chen and WenMing Cui, individual citizens of People’s Republic of China (collectively as “Creditors”), pursuant to which Creditors desired to settle the amount of $335,146 advanced as of December 31, 2009 in exchange for total 11,171,534 shares of our Common Stock issued at the market price of $0.03 per share.

We relied on exemptions provided by Section 3(a)(9) of the Securities Act of 1933, as amended, for such issuance. The exemption was based on the following: (i) Same Issuer – the issuer of the old securities being surrendered was the same as the issuer of the new securities; (ii) no additional consideration from the security holder was tendered; (iii) the offer was made exclusively with existing security holders; and (iv) no commission or compensation was paid for soliciting the exchange.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is Guardian Registrar & Transfer, Inc. located at 7951 SW 6th Street, Suite 216, Plantation, Florida 33324.

(13)

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the year ended December 31, 2011.

Inventory

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  The spoilage will be written-off directly to the profit and loss when it occurs. As of December 31, 2011 and 2010, the Company did not record an allowance for obsolete or spoiled inventories.

(14)

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Revenues

Gross revenues were $3,476,158 and $1,807,471 for the years ended December 31, 2011 and 2010, respectively, due primarily to sales of fresh fruits and related products, including our signature tangerine. We recognize revenue when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns for the year ended December 31, 2011. The significant increase in gross revenues by $1,668,687 in 2011 was due primarily to the increasing traffic in our retail stores. After our efforts on marketing and brand recognition over years, more and more local customers know about our stores and turn into our regular customers. The revenue increased in 2011 was also due to the development in international markets. We had revenues of approximately $1,310,000, or 37.7% of total revenues, generated from international markets, including approximately $100,000 from Dubai, approximately $10,000 from France, approximately $500,000 from Thailand, and approximately $700,000 from Indonesia. On the other hand, we suffered historical low tangerine output in 2010 due to severe weather.

We expect our sales will continue to increase to approximately $4,200,000 during 2012 as our moves toward implementing our business plan, including the increase in franchise retail stores, the increase in marketing budgets and development in international markets. We had four wholly-owned franchise retail stores in Beijing area, including the one opened in November of 2011 located at Feng Tai District, Beijing. In 2012, we will evaluate the operation in the existing stores and replace those in poor performance with new stores. The total number of franchise stores will be increased to six.

Income / Loss

We had net loss of $376,002 and $347,241 for the years ended December 31, 2011 and 2010, respectively. The increase in net loss by $28,761 during the year of 2011 was due to the increase in operating expenses, which completely offset the increase in gross profit resulting from increasing sales.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the years ended December 31, 2011 and 2010 were $1,074,619 and $880,958, respectively. The increase by $193,661 in 2011 was due primarily to the increase in selling, general and administrative expenses as result of increasing revenues and the development in international markets.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. During the year ended December 31, 2011, we had $2,943,600 in cost of goods sold, or 84.7% of sales revenue. During the year ended December 31, 2010, we had $1,485,643 in cost of goods sold, or 82.2% of sales revenue. The gross margin of fresh fruits products typically ranges between 5-10%. The cost of goods sold as a percentage of revenue was pretty close in 2011 and 2010. The 2.5% higher in 2011 was due to the increase in our purchase cost as result of inflation.

We expect to reduce the cost of goods sold through large-scale purchase after establishing the systematic logistics center, and collaboration with more non-related suppliers, which will also help us to reduce the risk of concentration.

(15)

Liquidity and Capital Resources

Cash flows used in operating activities were $1,646,362 and $99,224 for the years ended December 31, 2011 and 2010, respectively. Negative cash flows from operations in 2011 were due primarily to the net loss of $376,002, plus the increase in accounts receivable and inventories in amount of $244,438 and $75,279, respectively. In addition, the prepaid expenses and other current assets increased by $1,142,878 during 2011. The cash outflows were partially offset by the non-cash expense of $148,247 in deprecation, and the increase in accounts payable by $57,326.

Negative cash flows from operations in 2010 were due primarily to the net loss of $347,241, plus the increase in inventories by $155,496, and the decrease in account payables by $156,011, partially offset by the collection in accounts receivable by $246,948 and the increase in other payables and accrued liabilities in the amount of $151,992.

Cash flows used in investing activities were $836,576 and $261,301 during the year ended December 31, 2011 and 2010, respectively, due primarily to construction in progress, which was $688,005 and $238,077 in 2011 and 2010, respectively, and purchase of property and equipment, which was $148,571 and $25,810 in 2011 and 2010, respectively.

Cash flows provided by financing activities were $2,668,910 and $193,862 for the years ended December 31, 2011 and 2010, respectively. Cash flows from financing activities in 2011 were due primarily to advance from a third party in amount of $1,377,101, the proceeds from notes payable in total of $2,909,587, including a note of $2,321,479 (RMB 15,000,000) bearing annual interest of 7.872% due on November 25, 2012, a note of $309,530 (RMB2,000,000) bearing annual interest of $7.544% due on December 6, 2012, and a note of $278,578 (RMB 1,800,000.00) bearing annual interest of 18% due on February 11, 2012, partially offset by the payments to notes payable in amount of $1,857,183.

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

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1,000,000 in working capital during 2011 and $1,500,000 for the two years thereafter.

Overall, we have funded our cash needs from inception through December 31, 2011 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $518,850 on hand and a working capital of $257,360 as of December 31, 2011. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. Also, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,000,000 to sustain operations through year 2012 and approximately $1,500,000 per year thereafter. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

(16)

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $131,820 in fiscal 2011. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	2011	2010

Balance sheet items, except for the registered and paid-up capital as of December 31, 2011 and 2010	USD 0.159:RMB 1	USD 0.151:RMB 1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31, 2011 and 2010	USD 0.155:RMB 1	USD 0.148:RMB 1

ITEM 8. FINANCIAL STATEMENTS

Financial Summary Information

Because this is only a financial summary, it does not contain all the financial information that may be important to you. It should be read in conjunction with the consolidated financial statements and related notes presented in this section.

Audited Financial Summary Information for the Years Ended December 31, 2011 and 2010

Statements of Operations	For the year ended December 31,
	2011	2010
Revenues	$3,476,158	$1,807,471
Cost of Sales	$(2,943,600)	$(1,485,643)
Gross profit	$532,558	$321,828
Operating expenses	$1,074,619	$880,958
(Loss) from operations	$(542,061)	$(559,130)
Interest expense	$(121,343)	$(28,749)
Net income (loss)	$(376,002)	$(347,241)
Net loss per common share	**	**

** Less than $.01

Balance Sheet	As of December 31, 2011

Cash	$518,850
Total current assets	$3,054,398
Other assets	$5,346
Total Assets	$5,991,629
Current liabilities	$2,797,038
Long term liabilities	$863,808
Stockholders’ equity	$2,330,783
Total liabilities and stockholders’ equity	$5,991,629

(17)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Fruits Corporation

We have audited the accompanying consolidated balance sheets of China Fruits Corporation and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and related statements of consolidated operations, stockholders’ deficit, comprehensive income and cash flows for the years ending December 31, 2011 and 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Fruits Corporation and Subsidiaries as of December 31, 2011 and 2010 and the results of its operations and its cash flows for years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

Schaumburg, IL

March 27, 2012

1905 Wright Boulevard

Schaumburg, IL 60193

Phone: 847-524-0800

Fax: 847-524-1655

(18)

China Fruits Corpration And Subsidiaries
Audited Condensed Consolidated Balance Sheets
As of and December 31, 2011 and 2010
(Expresed in US Dollars, except for number of shares)

ASSETS
	12/31/2011	12/31/2010
CURRENT ASSETS
Cash and cash equivalents	$518,850	$312,218
Accounts receivable, trade	376,926	120,126
Receivable from third parties	149,601	1,486,465
Inventories	382,306	290,283
Prepayment and Deferred expense	1,477,402	363,562
Refundable tax	149,313	68,494
TOTAL CURRENT ASSETS	3,054,398	2,641,148

PLANT AND EQUIPMENT, NET	2,931,885	2,117,858

OTHER ASSETS	5,346	858

TOTAL ASSETS	$5,991,629	$4,759,864

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$67,968	$8,736
Loan and related party payable	39,677	37,749
Notes payable-current portion	2,253,646	1,056,971
Customer deposit	335,570	298,818
Accrued liabilities and payroll tax liabilities	100,177	125,937

TOTAL CURRENT LIABILITIES	2,797,038	1,528,211

LONG-TERM LIABILITIES
Note Payable-Long term	653,875	536,035
Due to stockholders	209,933	455,796
TOTAL LONG-TERM LIABILITIES	863,808	991,831
TOTAL LIABILITIES	3,660,846	2,520,042
STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized,	13	13
13,150 shares issued and outstanding
Series B; par value $0.001, voting; 50,000,000 shares authorized,	12,100	12,100
12,100,000 shares issued and outstanding
Common stock, par value $.001, 100,000,000 shares authorized,	49,951	38,779
49,951,223 and 38,779,689 shares issued and outstanding
Additional paid-in capital	3,789,864	3,465,890
Statutory reserve	62,719	16,805
Accumulated other comprehensive income	389,607	257,790
Accumulated (deficit)	(1,973,471)	(1,551,555)
TOTAL STOCKHOLDERS' EQUITY	2,330,783	2,239,822

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,991,629	$4,759,864

The accompanying notes are an integral part of these consolidated financial statements

(19)

China Fruits Corpration And Subsidiaries
Audited Condensed Consolidated Statements of Operations
For The Years Ended December 31, 2011 and 2010
(Expresed in US Dollars, except for number of shares)

	For the year ended
	12/31/2011	12/31/2010
REVENUES:
Sales	$3,476,158	$1,807,471
Cost of goods sold	2,943,600	1,485,643
GROSS PROFIT	532,558	321,828

OPERATING EXPENSES:
Selling and marketing	446,961	327,756
Professional and legal expenses	95,264	101,419
General and administrative	532,394	451,783
TOTAL OPERATING EXPENSES	1,074,619	880,958

(LOSS) FROM CONTINUING OPERATIONS	(542,061)	(559,130)

OTHER INCOME (EXPENSE):
Interest income	-	-
Interest expenses	(121,343)	(28,749)
Government & other grant	297,761	253,212
Other	(10,359)	(5,760)
TOTAL OTHER INCOME (EXPENSES)	166,059	218,703

INCOME(LOSS) FROM CONTINUING OPERATIONS BEFOR INCOME TAXES	$(376,002)	$(340,427)

Income tax expense	-	6,814

NET (LOSS) FROM CONTINUING OPERATIONS	$(376,002)	(347,241)

NET INCOME FROM DISCONTINUED OPERATIONS	$-	$-

NET (LOSS)	$(376,002)	$(347,241)

Other comprehensive income
- Foreign currency translation gain	$131,817	$83,936

COMPREHENSIVE (LOSS)	$(244,185)	$(263,305)

(LOSS) per common share:
Basic	**	**

Weighted average number of common shares outstanding during the year - basic	44,365,456	38,750,010

**Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements

(20)

China Fruits Corpration And Subsidiaries
Audited Consolidated Statements of Stockholders Equity
For the Year Ended December 31, 2011
(Expresed in US Dollars, except for number of shares)
	Series"A"	Preferred	Series "B"	Preferred	Common stock		Additional	Statutory	Accumulated other comprehensive	Accumulated	Total
	shares	Amount	shares	Stock	shares	Amount	Paid-in Capital	reserve	income(loss)	deficit	Equity
Balances as of December 31, 2008	13,150	$13	12,100,000	$12,100	36,129,689	$36,129	$2,938,540	$16,805	$163,939	($957,953)	$2,209,573

Proceeds from sale of shares					1,750,000	1,750	348,250				350,000
Foreign currency adjustment									9,915		9,915
Net (loss)										(246,361)	(246,361)
Balances as of December 31, 2009	13,150	$13	12,100,000	$12,100	37,879,689	$37,879	$3,286,790	$16,805	$173,854	($1,204,314)	$2,323,127

Proceeds from sale of shares					900,000	900	179,100				180,000
Foreign currency adjustment									83,936		83,936
Net (loss)										(347,241)	(347,241)
Balances as of December 31, 2010	13,150	$13	12,100,000	$12,100	38,779,689	$38,779	$3,465,890	$16,805	$257,790	($1,551,555)	$2,239,822

New common stock issued for liabilities					11,171,534	11,172	323,974				335,146
Foreign currency adjustment									131,817		131,817
Withdrawal legal surplus								45,914		-45,914	-
Net (loss)										(376,002)	(376,002)
Balances as of September 30, 2011	13,150	$13	12,100,000	$12,100	49,951,223	$49,951	$3,789,864	$62,719	$389,607	($1,973,471)	$2,330,783

The accompanying notes are an integral part of these consolidated financial statements

(21)

China Fruits Corpration And Subsidiaries
Audited Condensed Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010
(Expresed in US Dollars)

	For the year ended
	12/31/2011	12/31/2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(376,002)	(347,241)
(Add) deduct (loss) earnings from discontinued operations
Net (loss) from continuing operations	(376,002)	(347,241)

Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation	148,247	154,982
(Increase) decrease in operating assets:
Accounts receivable	(244,438)	246,948
Inventories	(75,279)	(155,496)
Other assets	(4,333)	7,484
Received from third parties	-
Prepaid expenses and other current assets	(1,142,878)	50,742
Increase (decrease) in operating liabilities:	-	-
Accounts payable	57,326	(156,011)
Other payables and accrued liabilities	(17,725)	151,992
Tax payable	8,720	(52,624)
Operating cash flow from discontinued operations	-	-
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,646,362)	(99,224)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Construction in progress	(688,005)	(238,077)
Purchase of property and equipment	(148,571)	(25,810)
Proceeds from disposal of property and equipment	-	2,586
NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES	(836,576)	(261,301)

CASH FLOWS FROM FINANCING ACTIVITIES
increase in register capital	-
Loan from related party	89,283
Advance from (to) a third party	1,377,101	(697,595)
Proceeds from Notes Payable	2,909,587	1,033,912
Payments on Notes Payable	(1,857,183)	(443,105)
Proceeds from issuance of note payable-related party	150,122	-
Proceeds from issuance of shares		180,000
Due to stockholders	-	120,650
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,668,910	193,862

Foreign currency translation adjustment	20,660	25,050

NET INCREASE IN CASH AND CASH EQUIVALENTS	206,632	(141,613)

CASH AND CASH EQUIVALENTS:
Beginning of period	$312,218	$453,831

End of period	$518,850	$312,218

Supplemental disclosures of cash flow information:
Cash paid for interest	$116,567	$25,700
Cash paid for income taxes	$4,064	$5,833

The accompanying notes are an integral part of these consolidated financial statements

(22)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the year ended December 31, 2011.

Cost of revenue

Cost of revenues consists primarily of material costs, direct labor, depreciation and overheads, which are directly attributable to the manufacture of products and the provision of services.

(23)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Expressed in USD)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2011 and 2010, the Company did not record an allowance for uncollectible accounts.

Inventories

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  The spoilage will be written-off directly to the profit and loss when it occurs. As of December 31, 2011 and 2010, the Company did not record an allowance for obsolete or spoiled inventories.

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

Impairment of long lived assets

The Company evaluated the recoverability of its property, plant, equipment, and other long-lived assets in accordance with FASB ASC 360, “Property, Plant and Equipment” (formerly SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments of these types of assets were recognized during the years ended December 31, 2011 and 2010.

(24)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Expressed in USD)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.   We do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, we do not expect that the adoption of this standard will have a material impact on our results of operations, cash flows or financial condition.

 3. ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales is cash on delivery, or secured by customer deposits. A small portion of our revenues is on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. The Company did not experience significant losses from uncollectible accounts in the past; accordingly, the management has determined that no allowance was considered necessary as of December 31, 2011 and 2010, respectively.

	As of December 31,
	2011	2010

Accounts receivable, gross	376,926	120,126
Less: allowance for doubtful accounts	-0-	-0-
Accounts receivable, net	376,926	120,126

4. RECEIVABLE FROM THIRD PARTIES

The Company advances money to several third parties during business operation, $95,224 as deposit for tangerine purchase. These receivables bear no interest and due on demand, except otherwise noted. As of December 31, 2011 and 2010, the balances of receivable from third parties consisted of the following:

	As of December 31,
	2011	2010

Third party advances	117,860	1,456,266
Bank security deposit	31,741	30,199
Receivable from third parties	149,601	1,486,465

5. INVENTORIES

Inventories as of December 31, 2011 and 2010 consisted of the following:

	As of December 31,
	2011	2010

Raw materials	339,205	45,291
Finished goods	43,101	244,992
	382,306	290,283

The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. Accordingly, the Company did not record an allowance for obsolete inventories as of December 31, 2011 and 2010, respectively, nor have there been any write-offs during the years ended December 31, 2011 and 2010, respectively.

The spoilage will be written-off directly to the profit and loss when it occurs. The spoilage rate is approximately 1 ‰ of average inventory. The Company did not record an allowance for spoilage as of December 31, 2011 and 2010, respectively.

(26)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Expressed in USD)

6. PREPAYMENT

As of December 31, 2011 and 2010, the Company had prepayment of $1,477,402 and $363,562, respectively, consisted of the following:

	As of December 31,
	2011	2010

Paid in advance (production)	1,382,623	279,440
Prepaid rent	94,779	84,122
	1,477,402	363,562

7. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2011 and 2010 consisted of the following:

	As of December 31,
	2011	2010

Plant and machinery	2,869,734	2,441,578
Construction in progress	645,680	106,410
Furniture, fixture and equipment	60,325	37,803
	3,575,739	2,585,791
Less: accumulated depreciation	(643,854)	(467,933)
Plant and equipment, net	2,931,885	2,117,858

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress as of December 31, 2011 was $645,680, representing buildings under construction.

8. LOAN AND RELATED PARTY PAYABLE

As of December 31, 2011 and 2010, the Company had loans payable to related party of $39,677 and $37,749, respectively. These loans bear no interest and are due within one year.

9. NOTES PAYABLE – CURRENT PORTION

As of December 31, 2011 and 2010, the Company had short-term loan of $2,253,646 and $1,056,971, respectively, from various local banks. The detailed terms were set forth as follows:

	As of December 31,
	2011	2010

Industrial and Commercial Bank of China, 5.841% annual interest, due on September 5, 2011	-	301.992

Bank of China, 5.838% annual interest, due on October 25, 2011	-	754,979

Bank of China, 7.872% annual interest, due on November 25, 2012	1,587,075	-

Industrial and Commercial Bank of China, 7.544% annual interest, due on December 6, 2012	317,415	-

Nanfeng County Hongli Small Fund Co., Ltd, 18% annual interest, due on February 11, 2012	285,673	-

Note payable to related party, zero interest, due on May 19, 2012	63,483	-
	2,253,646	1,056,971

10. CUSTOMER DEPOSIT

As of December 31, 2011 and 2010, the Company had customer deposits of $335,570 and $298,818, respectively, representing payments received for orders not yet shipped.

(27)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Expressed in USD)

11. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2011 and 2010 consisted of following:

	As of December 31,
	2011	2010

Salary and welfare payable	13,393	26,858
Accrued expenses	86,784	99,079
	100,177	125,937

12. NOTE PAYABLE – LONG TERM

Long-term notes payable as of December 31, 2011 and 2010 consisted of following:

	As of December 31,
	2011	2010

Note payable to related party, zero interest, due on May 19, 2012	-	60,398
Note payable to related party, zero interest, due on February 28, 2013	153,946	-
Local Government, zero interest, due on no later than November 30, 2013	499,929	475,637
	653,875	536,035

13. AMOUNT DUE TO STOCKHOLDERS

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of December 31, 2011 and 2010 was $209,933 and $455,796, respectively. The balance due to stockholders was not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

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

15. CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries, Tai Na and Tai Na Beijing, are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Tai Na and Tai Na Beijing are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $42,829 and $32,392 for the years ended December 31, 2011 and 2010, respectively.

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

For the years ended December 31, 2011 and 2010, Tai Na and Tai Na Beijing contributed $45,914 and $0 respectively to statutory reserve.

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

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Expressed in USD)

17. INCOME TAXES (CONT’D)

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

The Company generated substantially its net income from its PRC operation and has recorded income tax provision for the years ended December 31, 2011 and 2010.

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	2011	2010

Loss subject to U.S. operation	$(95,332)	$(101,496)
Income (loss) subject to PRC operation	(280,670)	(238,931)
Income (loss) before income taxes	$(376,002)	$(340,427)

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law.

As of December 31, 2011, the U.S. operation had $1,884,385 of net operating losses available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2031.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for the year ended December 31, 2011 and 2010 is as follows:

	2011	2010

Income (loss) before income taxes	$(280,670)	$(238,931)
Statutory income tax rate	25%	25%

Expenses not deductible for tax purposes:	-	6,814
- Provisions
Effect of tax losses	-	-

Income tax expense	$-	$6,814

(29)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Expressed in USD)

17. INCOME TAXES (CONT’D)

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
- Net operating loss carryforwards	$640,691	$608,278
Less: valuation allowance	(640,691)	(608,278)
Deferred tax assets	$-	$-

For the year ended December 31, 2011 and 2010, valuation allowances of $640,691 and $608,278 were provided to the deferred tax assets due to the uncertainty surrounding their realization.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	2011	2010

U.S. Statutory rate	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	25
China exemption	(25)	(25)
Total provision for income taxes	$-	$-

The Company accounts for income taxes under ASC topic 740, Income Taxes, ASC topic 740 defines an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. ASC topic 740 further requires that a tax position must be more likely than not to be sustained before being recognized in the financial statements, as well as the accrual of interest and penalties as applicable on unrecognized tax positions.

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period, if any, and the change during the period in deferred tax assets and liabilities.

Valuation allowance are recorded when it is more likely than not that some portion or all of the deferred income tax assets will not be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred income taxes.

Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2011 and 2010.

18. GOVERNMENT & OTHER GRANTS

For the years ended December 31, 2011 and 2010, the Company received grants and rewards from local government and other resources in amount of $297,761 and $253,212, respectively. The governmental grants were to encourage the Company’s efforts on modern agricultural development. These grants were interest-free and bear no repayment requirements.

19. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the year.  There were no dilutive common stock equivalents for the years ended December 31, 2011 and 2010, respectively, due to net losses during the years.

The following table sets forth the computation of basic net loss per share for the years indicated:

	2011		2010
Numerator:
- Net loss		$(376,002)		$(347,241)

Denominator:
- Weighted average common shares outstanding		44,365,456		38,750,010

Basic net loss per share	$	**	$	**

** Less than $.01

(30)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

(Expressed in USD)

20. CONCENTRATION AND RISK

(a) Major customers

For the years ended December 31, 2011 and 2010, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the year ended December 31, 2011, major customers and vendors with their revenues and purchases are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$694,462	20%		$257,634
Customer B		405,819	12%		52,729
Customer C		112,584	3%		10,999
Customer D		36,123	1%		-
Customer E		16,720	0.4%		-
	Total	$1,265,708	36.4%	Total:	$321,363

For the year ended December 31, 2010, major customers and vendors with their revenues and purchases are presented as follows:

Customers		Revenues			Accounts Receivable
Customer F		$314,657	17%		$-
Customer G		302,867	17%		-
Customer H		50,441	3%		-
Customer I		39,364	2%		-
Customer J		37,791	2%		-
	Total	$745,120	41%	Total:	$-

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

21. COMMITMENT AND CONTINGENCIES

The Company rented plant, office, and retailing spaces under a non-cancelable operating lease agreement.  Based on the current rental lease agreement, the future five years minimum rental payments required as of December 31 are as follows:

Year ended December 31	Lease payment
2012	227,411
2013	174,567
2014	190,045
2015	176,045
2016	170,242
Total	938,310

For the years ended December 31, 2011 and 2010, rental expense was $126,852 and $140,988.

22. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2011, the Company had an accumulated deficit of $1,973,471. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2012.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

23. SUBSEQUENT EVENTS

On March 3, 2012, the Company entered into a five-year lease agreement for warehouse and logistic space to store, pack and deliver fresh fruits. The lease term is from March 10, 2012 through March 9, 2017, and the total rental payment is approximately $700,000.

On January 9, 2012, the Company entered into a consulting services agreement, pursuant to which the consultant will provide the Company with services in connection with financial information inquiry, financial analysis and training for total payment of approximately $25,000 per year.

(31)

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

The Certifying Officers have also concluded, based on our evaluation of our controls and procedures that as of December 31, 2011, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

(32)

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2011, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Annual Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(33)

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

Name	Age	Position	Date to Start
Chen, Quan Long	52	President, Chief Executive Officer and Chairman	June 1, 2006
Li, Ze	29	Chief Financial Officer	September 1, 2011

Chen, Quan Long - President, Chief Executive Officer and Chairman

Mr. Chen, Quan Long, aged 51, obtained a Master of Business Administration degree at Beijing University. His prior work experience is primarily in corporate. He was chairman of Fei Huan Group, a corporation organized and existing under the laws of the Peoples' Republic of China ("Fei Huan Group"), from October 1988 to December 2001. Since January 2002, he was Chairman of Fei Huan Wine, Inc., an affiliate of Fei Huan Group. Mr. Chen’s duties with Fei Huan Group included management of their beverage processing and distribution. Mr. Chen is a member of the Chinese Entrepreneurial Association.

Li, Ze - Chief Financial Officer

Mr. Li, Ze, aged 29, received his bachelor degree in business administration from Northern Industrial University, major in Accounting. From July 2006 through March 2009, Mr. Li worked as accountant in Beijing Agricultural, Industrial & Commercial Trading Company. Prior to the appointment as our Chief Financial Officer, Mr. Li has worked as senior accountant, assistant manager, and manager of Accounting Department in Tai Na International Fruits (Beijing) Co. Ltd. since June 2009. Mr. Li has systematic knowledge about accounting and finance. He is experienced in accounting regulations, rules and policies, sophisticated in taxation, corporate finance and internal control system.

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

(34)

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2011, 2010 and 2009, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Chen, Quan Long President, CEO & Chairman	2011	7,260	0	0	0	0	0	0	7,260
	2010	9,080	0	0	0	0	0	0	9,080
	2009	9,080	0	0	0	0	0	0	9,080

Li, Ze Chief Financial Officer	2011	6,355	0	0	0	0	0	0	6,355

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

(35)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

As of March 26, 2012, we had 3,635 stockholders of record and 49,951,223 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding. The following table sets forth as of March 26, 2012, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Director, nominee and executive officer; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 49,951,223 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding as of March 26, 2012.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 26, 2012

Title of Class	Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)

Series A Preferred Stock, $.001 par value	Chen, Quan Long Room 503, Building 53, QianXi District, DaDao Road, NanFeng County, JiangXi, P.R.China 344500	13,150	100%
Series A Preferred Stock, $.001 par value	All directors and executive officers as a group (one person)	13,150	100%

Series B Preferred Stock, $.001 par value	Chen, Quan Long Room 503, Building 53, QianXi District, DaDao Road, NanFeng County, JiangXi, P.R.China 344500	12,100,000	100%
Series B Preferred Stock, $.001 par value	All directors and executive officers as a group (one person)	12,100,000	100%

Common Stock, $.001 par value	Huang, Chun Feng 1 Chen Qiang Rd, Qin Cheng Town NanFeng County, JiangXi P.R.China	3,612,715	7.23%
Common Stock, $.001 par value	Tan, Mei 3 Lv You Gang, Qin Cheng Town NanFeng County, JiangXi P.R.China	4,580,815	9.17%
Common Stock, $.001 par value	Chen, Quan Long Room 503, Building 53, QianXi District, DaDao Road, NanFeng County, JiangXi, P.R.China 344500	665,416	1.33%

Common Stock $.001 par value	All directors and executive officers as a group (one person)	665,416	1.33%

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

(36)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Lake & Associates CPA’s LLC (“Lake”), for our audit of the annual financial statements for the years ended December 31, 2011 and 2010. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2011(2)	2010 (3)

Audit Fees (1)	$ 40,500	$ 35,500
Audit-Related Fees (4)	--	--
Tax Fees (5)	--	--
All Other Fees (6)	--	--
Total Accounting Fees and Services	$ 40,500	$ 35,500

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown in 2011 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2011, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2012.

(3)	The amounts shown in 2010 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2010, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2011.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

    (a) On December 31, 2011, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

(37)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of China Fruits Corp. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2011

Statements of Operations - for the years ended December 31, 2011 and 2010

Statements of Cash Flows - for the years ended December 31, 2011 and 2010

Statements of Stockholders’ Equity - for the years ended December 31, 2011 and 2010

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

5.     On December 9, 2011, we filed a current report on Form 8-K to announce that we successfully hosted the NanFeng Tangerine Globalization Forum and the Opening Ceremony of "Nanfeng Tangerine Export Industry Park", part of events of the 2011 China NanFeng International Tangerine Festival.

(38)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

China Fruits Corporation

Date: March 26, 2012	/s/ Chen, Quan Long
Chen, Quan Long
President

(39)

Exhibits

14.1 Code of Ethics *

31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1. Section 1350 Certifications of Chief Executive Officer

32.2. Section 1350 Certifications of Chief Financial Officer

*Previously Filed