Form 10-Q
period 2012-03-31
China Fruits Corp
filed 2012-05-18
CIK 1029802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer £
Non-accelerated filer £	(Do not check if a smaller reporting company)
Accelerated filer £
Smaller reporting company S

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).

Yes [ ] No [x]

Number of shares of common stock, par value $.001, outstanding as of May 15, 2012: 49,951,223

Number of shares of preferred stock outstanding as of May 15, 2012:

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

(2)

ITEM 1. FINANCIAL STATEMENTS

China Fruits Corpration And Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
As of March 31, 2012 and December 31, 2011
(Expresed in US Dollars, except for number of shares)

ASSETS
	3/31/2012	12/31/2011
CURRENT ASSETS
Cash and cash equivalents	$414,716	$518,850
Accounts receivable, trade	168,116	376,926
Receivable from third parties	1,062,488	149,601
Inventories	25,615	382,306
Prepayment and Deferred expense	1,510,059	1,477,402
Refundable tax	145,009	149,313
TOTAL CURRENT ASSETS	3,326,003	3,054,398

PLANT AND EQUIPMENT, NET	2,977,277	2,931,885

OTHER ASSETS	3,336	5,346

TOTAL ASSETS	$6,306,616	$5,991,629

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$33,754	$67,968
Loan and related party payable	39,718	39,677
Notes payable-current portion	1,906,487	2,253,646
Deferred income	298,683
Customer deposit	623,982	335,570
Accrued liabilities and payroll tax liabilities	344,374	100,177

TOTAL CURRENT LIABILITIES	3,246,998	2,797,038

LONG-TERM LIABILITIES
Note Payable-Long term	564,003	653,875
Due to stockholders	242,733	209,933
TOTAL LONG-TERM LIABILITIES	806,736	863,808

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized,	13	13
13,150 shares issued and outstanding
Series B; par value $0.001, voting; 50,000,000 shares authorized,	12,100	12,100
12,100,000 shares issued and outstanding
Common stock, par value $.001, 100,000,000 shares authorized,	49,951	49,951
49,951,223 and 49,951,223 shares issued and outstanding
Additional paid-in capital	3,789,864	3,789,864
Statutory reserve	62,719	62,719
Accumulated other comprehensive income	392,155	389,607
Accumulated (deficit)	(2,053,920)	(1,973,471)
TOTAL STOCKHOLDERS' EQUITY	2,252,882	2,330,783

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,306,616	$5,991,629

The accompanying notes are an integral part of these consolidated financial statements

(3)

China Fruits Corpration And Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
For The Three Months Ended March 31, 2012 and 2011
(Expresed in US Dollars, except for number of shares)

	For the three months ended
	3/31/2012	3/31/2011
REVENUES
Sales	$1,028,639	$673,976
Cost of goods sold	918,827	625,771
GROSS PROFIT	109,812	48,205

OPERATING EXPENSES:
Selling and marketing	236,334	119,779
Professional and legal expenses	17,050	20,550
General and administrative	185,864	120,732
TOTAL OPERATING EXPENSES	439,248	261,061

(LOSS) FROM CONTINUING OPERATIONS	(329,436)	(212,856)

OTHER INCOME (EXPENSE):
Interest income	—	—
Interest expenses	(38,512)	(26,313)
Government & other grant	256,805	15,188
Other	30,694	(6,221)
TOTAL OTHER INCOME (EXPENSES)	248,987	(17,346)

INCOME(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(80,449)	$(230,202)

Income tax expense	—	—

NET (LOSS) FROM CONTINUING OPERATIONS	$(80,449)	(230,202)

NET INCOME FROM DISCONTINUED OPERATIONS	$—	$—

NET (LOSS)	$(80,449)	$(230,202)

Other comprehensive income
- Foreign currency translation gain	2,548	$26,632

COMPREHENSIVE (LOSS)	$(77,901)	$(203,570)

(LOSS) per common share:
Basic	**	**

Weighted average number of common shares outstanding during the year - basic	49,951,223	38,779,689

**Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements

(4)

China Fruits Corpration And Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2012 and 2011
(Expresed in US Dollars)

	For the three months ended
	3/31/2012	3/31/2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(80,449)	(230,202)
(Add) deduct (loss) earnings from discontinued operations
Net (loss) from continuing operations	(80,449)	(230,202)

Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation	27,472	36,079
(Increase) decrease in operating assets:
Accounts receivable	208,741	116,276
Inventories	356,301	183,767
Other assets	2,011
Prepaid expenses and other current assets	(50,369)	197,857
Increase (decrease) in operating liabilities:	—	—
Accounts payable	(34,209)	(7,876)
Other payables and accrued liabilities	438,587	63,354
Tax payable	92,379	3,065
Deferred income	298,020	—
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	1,258,484	362,321

CASH FLOWS FROM INVESTING ACTIVITIES

Construction in progress	(90,962)	(57,484)
Purchase of property and equipment	(7,548)	(60,773)
Proceeds from disposal of property and equipment	28,811
NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES	(69,698)	(118,257)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (to) a third party	(886,927)	(1,187,272)
Proceeds from notes payable	—	759,417
Payments on notes payable	(285,338)	—
Payment on note payable - related party	(153,766)	—
Due to stockholders	32,800	25,769
NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,293,231)	(402,086)

Foreign currency translation adjustment	311	2,472

NET INCREASE IN CASH AND CASH EQUIVALENTS	(104,134)	(155,550)

CASH AND CASH EQUIVALENTS:
Beginning of period	$518,850	$312,218

End of period	$414,716	$156,668

Supplemental disclosures of cash flow information:
Cash paid for interest	$35,530	$24,307
Cash paid for income taxes	$—	$4,372

The accompanying notes are an integral part of these consolidated financial statements

(5)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2011 and 2010 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2011.

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

(6)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Expressed in USD)

2. ORGANIZATION AND BUSINESS BACKGROUND (CONT’D)

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

(7)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Expressed in USD)

3. RECENTLY ISSUED ACCOUNTING STANDARDS (CONT’D)

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company did not expect that the adoption of this standard will have a material impact on its results of operations, cash flows or financial condition.

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the Company does not expect that the adoption of this standard will have a material impact on its results of operations, cash flows or financial condition.

4. ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales is cash on delivery, or secured by customer deposits. A small portion of our revenues is on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. The Company did not experience significant losses from uncollectible accounts in the past; accordingly, the management has determined that no allowance was considered necessary as of March 31, 2012 and December 31, 2011, respectively.

	As of
	3/31/2012	12/31/2011

Accounts receivable, gross	168,116	376,926
Less: allowance for doubtful accounts	-0-	-0-
Accounts receivable, net	168,116	376,926

5. RECEIVABLE FROM THIRD PARTIES

The Company advances money to several third parties during business operation. These receivables bear no interest and due on demand, except otherwise noted. As of March 31, 2012 and December 31, 2011, the balances of receivable from third parties consisted of the following:

	As of
	3/31/2012	12/31/2011

Third party advances	1,030,713	117,860
Bank security deposit	31,775	31,741
Receivable from third parties	1,062,488	149,601

6. INVENTORIES

Inventories as of March 31, 2012 and December 31, 2011consisted of the following:

	As of
	3/31/2012	12/31/2011

Raw materials	0	339,205
Finished goods	25,615	43,101
	25,615	382,306

The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. Accordingly, the Company did not record an allowance for obsolete inventories as of March 31, 2012 and December 31, 2011, respectively, nor have there been any write-offs during the three months ended March 31, 2012 and 2011, respectively.

The spoilage will be written-off directly to the profit and loss when it occurs. The spoilage rate is approximately 1 ‰ of average inventory. The Company did not record an allowance for spoilage as of March 31, 2012 and December 31, 2011, respectively.

(8)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Expressed in USD)

7. PREPAYMENT

As of March 31, 2012 and December 31, 2011, the Company had prepayment of $1,510,059 and $1,477,402, respectively, consisted of the following:

	As of
	3/31/2012	12/31/2011

Paid in advance (production)	1,418,442	1,382,623
Prepaid rent	91,617	94,779
	1,510,059	1,477,402

8. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of March 31, 2012 and December 31, 2011 consisted of the following:

	As of
	3/31/2012	12/31/2011

Plant and machinery	3,434,926	2,869,734
Construction in progress	0	645,680
Furniture, fixture and equipment	214,414	60,325
	3,649,340	3,575,739
Less: accumulated depreciation	(672,063)	(643,854)
Plant and equipment, net	2,977,277	2,931,885

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. There was no construction in progress as of March 31, 2012.

9. LOAN AND RELATED PARTY PAYABLE

As of March 31, 2012 and December 31, 2011, the Company had loans payable to related party of $39,718 and $39,677, respectively. These loans bear no interest and are due within one year.

10. NOTES PAYABLE – CURRENT PORTION

As of March 31, 2012 and December 31, 2011, the Company had short-term loan of $1,906,487 and $2,253,646, respectively, from various local banks. The detailed terms were set forth as follows:

	As of
	3/31/2012	12/31/2011

Bank of China, 7.872% annual interest, due on November 25, 2012	1,588,739	1,587,075

Industrial and Commercial Bank of China, 7.544% annual interest, due on December 6, 2012	317,748	317,415

Nanfeng County Hongli Small Fund Co., Ltd, 18% annual interest, due on February 11, 2012	0	285,673

Note payable to related party, zero interest, due on May 19, 2012	0	63,483
	1,906,487	2,253,646

(9)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Expressed in USD)

11. DEFERRED INCOME

As of March 31, 2012, the Company had deferred income of $298,683 in connection with a special grant from the government. As one of the showcases for modern agriculture, the Company was awarded in total amount of $635,000 by the government to set up cold chain logistics system for agricultural products. The Company recognizes revenues according to the construction process.

12. CUSTOMER DEPOSIT

As of March 31, 2012 and December 31, 2011, the Company had customer deposits of $623,982 and $335,570, respectively, representing payments received for orders not yet shipped.

13. ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2012 and December 31, 2011consisted of following:

	As of
	3/31/2012	12/31/2011

Salary and welfare payable	13,879	13,393
Taxes payable	114,469	21,861
Accrued expenses	216,026	64,923
	344,374	100,177

14. NOTE PAYABLE – LONG TERM

Long-term notes payable as of March 31, 2012 and December 31, 2011 consisted of following:

	As of
	3/31/2012	12/31/2011

Note payable to related party, zero interest, due on May 19, 2012	39,719	—
Note payable to related party, zero interest, due on February 28, 2013	23,832	153,946
Local Government, zero interest, due on no later than November 30, 2013	500,452	499,929
	564,003	653,875

15. AMOUNT DUE TO STOCKHOLDERS

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of March 31, 2012 and December 31, 2011 was $242,733 and $209,933, respectively. The balance due to stockholders was not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

16. GOVERNMENT & OTHER GRANTS

For the three months ended March 31, 2012 and 2011, the Company received grants and rewards from local government and other resources in amount of $256,805 and $15,188, respectively. The governmental grants were to encourage the Company’s efforts on modern agricultural development. These grants were interest-free and bear no repayment requirements.

(10)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Expressed in USD)

17. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the periods.  There were no dilutive common stock equivalents for the three months ended March 31, 2012 and 2011, respectively, due to net losses during the years.

The following table sets forth the computation of basic net loss per share for the three months ended March 31, 2012 and 2011 indicated:

	3/31/2012		3/31/2011
Numerator:
- Net loss		$(80,449)		$(230,202)

Denominator:
- Weighted average common shares outstanding		49,951,223		38,779,689

Basic net loss per share	$	**	$	**

** Less than $.01

18. CONCENTRATION AND RISK

(a) Major customers

For the three months ended March 31, 2012 and 2011, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the three months ended March 31, 2012, major customers and vendors with their revenues and purchases are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$209,830	20%
Customer B		283,694	28%			$91,589
Customer C		38,003	4%
Customer D		34,664	2%			-
Customer E		24,604	2%			-
	Total	$590,795	56%	Total:	$

For the three months ended March 31, 2011, major customers and vendors with their revenues and purchases are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$87,580	13%		$-
Customer B		63,843	9%		-
Customer C		31,720	5%		1,525
	Total	$183,143	27%	Total:	$1,525

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

19. COMMITMENT AND CONTINGENCIES

The Company rented plant, office, and retailing spaces under a non-cancelable operating lease agreement. On March 3, 2012, the Company entered into a five-year lease agreement for warehouse and logistic space to store, pack and deliver fresh fruits. The lease term is from March 10, 2012 through March 9, 2017, and the total rental payment is approximately $700,000. Accordingly, the future five years minimum rental payments required as of December 31 are as follows:

Year ended December 31	Lease payment
2012	227,411
2013	174,567
2014	190,045
2015	176,045
2016	170,242
Total	938,310

For the three months ended March 31, 2012, rental expense was $55,405.

(11)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Expressed in USD)

20. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2012, the Company had an accumulated deficit of $2,053,920. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2012.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

21. SUBSEQUENT EVENTS

On April 6, 2012, the Company entered into a consulting services agreement, pursuant to which the consultant will provide the Company with services in connection with the Company’s compliance with filing requirements of the Securities and Exchange Commission for total payment of $50,000 per year.

(12)

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

(13)

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

Since 2007, we have expanded our sales network by setting up the franchise retail stores for fresh fruits and related products. We also relocated our headquarters to Beijing, which we believe will have a positive effect on our corporate image and marketing strategy. In order to create our brand identity efficiently, we plan to acquire or form joint venture with the existing profitable and middle-size retail stores. We provide the stores with our standard management systems, supplies, as well as remodeling to unify store display, color and sign pursuant to the franchise requirements. We currently have four franchise retail stores in Beijing area, of which 2 stores are wholly owned by us under direct management, and 2 stores are managed by the franchisees. In 2012, we will evaluate the operation in the existing stores and replace those in poor performance with new stores. The total number of franchise stores will be increased to six.

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

In addition, we believe a sound warehouse and logistics center will help us to improve efficiency and reduce operating expenses. Especially for fresh fruits, the prompt handling and delivery is significant to reduce loss from spoilage. Therefore, we focus on establishing a systematic logistics center to support the expanding retail network. On March 3, 2012, we entered into a five-year lease agreement for warehouse and logistic space of approximately 26,700 square feet to store, select, pack and deliver fresh fruits. After the full operation of the logistics center, we believe both operating expenses and cost of goods sold will be reduced due to large-scale purchases and delivery.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011

Revenues

Gross revenues were $1,028,639 and $673,976 for the three months ended March 31, 2012 and 2011, respectively, due primarily to sales of fresh fruits and related products, including our signature tangerine. We recognize revenue when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns for the both three-month periods ended March 31, 2011 and 2010. The significant increase in gross revenues by $354,663 during the first quarter of 2012 was due primarily to the increasing traffic in our retail stores. After our efforts on marketing and brand recognition over years, more and more local customers know about our stores and turn into our regular customers. The revenue increased in 2012 was also due to the development in international markets. We had revenues of approximately $209,830, or 20.4% of total revenues, generated from Thailand, and approximately $283,694, or 7.2% of total revenues, from Indonesia.

We expect our sales will continue to increase to approximately $4,200,000 during 2012 as our moves toward implementing our business plan, including the increase in franchise retail stores, the increase in marketing budgets and development in international markets. . We currently have four franchise retail stores in Beijing area, of which 2 stores are wholly owned by us under direct management, and 2 stores are managed by the franchisees. In 2012, we will evaluate the operation in the existing stores and replace those in poor performance with new stores. The total number of franchise stores will be increased to six.

Net Income / (Loss)

We had net loss of $80,449 and $230,202 for the three months ended March 31, 2012 and 2011, respectively. The decrease in net loss by $149,753 during the first quarter of 2012 was due to the increase in other income. As one of the showcases for modern agriculture, we were awarded in total amount of $635,000 by the government to set up cold chain logistics system for agricultural products. We recognize revenues according to the construction process. Accordingly, we had other income of $256,805 during the first quarter of 2012.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

(14)

Expenses

Operating expenses for the three months ended March 31, 2012 and 2011 were $439,248 and $261,061, respectively. The increase by $178,187 in the first quarter of 2012 was attributable to the increase in selling and marketing expenses by $116,555 as result of the increase in advertising, shipping and handling, and exhibition expenses.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. We had $918,827 in cost of goods sold, or approximately 89.3% of revenues, and had $625,771 in cost of goods sold, or approximately 92.8% of revenues, during the three months ended March 31, 2012 and 2011, respectively. The cost of goods sold as a percentage of revenue decreased during the first quarter of 2012, compared to the same period in 2011, due primarily to the increase in our sales revenue. The gross margin of fresh fruits products typically ranges between 5-10%.

We expect to reduce the cost of goods sold through large-scale purchase after establishing the systematic logistics center, and collaboration with more non-related suppliers, which will also help us to reduce the risk of concentration.

Liquidity and Capital Resources

Cash flows provided by operating activities were $1,258,484 and $362,321 for the three months ended March 31, 2012 and 2011, respectively. Positive cash flows from operations for the three months ended March 31, 2012 were due primarily to the decrease in accounts receivable and inventories in the amount of $208,741 and $356,301, respectively, plus the increase in other payable and accrued liabilities by $438,587, and the increase in deferred income by $298,020, partially offset by the net loss of $80,449. Positive cash flows from operations for the three months ended March 31, 2011 were due primarily to the decrease in accounts receivable in the amount of $116,276, plus the decrease in inventories and prepaid expenses by $183,767 and $197,857, respectively, partially offset by the net loss of $230,201 and the decrease in accounts payable by $7,876.

Cash flows used in investing activities were $69,698 during the three months ended March 31, 2012 consisting of $90,962 used in construction in progress and $7,548 used in purchase of property and equipment, offset by proceeds of $28,811 from disposal of fixed assets. Comparatively, cash flows of $118,257 used in investing activities during the comparable period in 2011 consisted of $57,484 used in construction in progress and $60,773 used in purchase of property and equipment.

Cash flows used in financing activities were $1,293,231 and $402,086 during the three months ended March 31, 2012 and 2011, respectively. Negative cash flows from financing activities in the first quarter of 2012 were due primarily to the advance to a third party in an amount of $886,927, the payments on notes payable in total amount of $439,104, of which $153,766 was to related parties loan. Negative cash flows from financing activities during the three months ended March 31, 2011 were due primarily to the advance to a third party in an amount of $1,187,272, offset by the proceeds of $759,417 from notes payable and the amount of $25,769 due to stockholders.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $700,000 for the year of 2012.

Overall, we have funded our cash needs from inception through March 31, 2012 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $414,716 on hand as of March 31, 2012. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from operating activities and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $700,000 per year starting in 2012. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2012, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2012, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(16)

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended March 30, 2012.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURE

Not applicable

ITEM 5.      OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K filed in the first quarter of 2012

None

(17)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: May 15, 2012	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

(18)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

 (19)