Form 10-Q
period 2012-06-30
China Fruits Corp
filed 2012-08-20
CIK 1029802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

Large accelerated filer	£
Non-accelerated filer	£(Do not check if a smaller reporting company)
Accelerated filer	£
Smaller reporting company	S

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).

Yes [ ] No [x]

Number of shares of common stock, par value $.001, outstanding as of August 13, 2012: 49,951,223

Number of shares of preferred stock outstanding as of August 13, 2012:

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

(2)

ITEM 1. FINANCIAL STATEMENTS

China Fruits Corpration And Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
As of June 30, 2012 and December 31, 2011
(Expresed in US Dollars, except for number of shares)

ASSETS
	6/30/2012	12/31/2011 (Audited)
CURRENT ASSETS
Cash and cash equivalents	$126,565	$518,850
Accounts receivable, trade	76,157	376,926
Receivable from third parties	1,051,022	149,601
Inventories	35,791	382,306
Prepayment and Deferred expense	1,536,091	1,477,402
Refundable tax	52,655	149,313
TOTAL CURRENT ASSETS	2,878,281	3,054,398

PLANT AND EQUIPMENT, NET	3,072,215	2,931,885

OTHER ASSETS	2,951	5,346

GOODWILL	—	—

TOTAL ASSETS	$5,953,447	$5,991,629

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$69,440	$67,968
Loan and related party payable	39,526	39,677
Notes payable-current portion	1,897,263	2,253,646
Deferred Income	256,131
Customer deposit	528,883	335,570
Accrued liabilities and payroll tax liabilities	231,742	100,177

TOTAL CURRENT LIABILITIES	3,022,985	2,797,038

LONG-TERM - Foreign currency translation gain (loss)
Note Payable-Long term	561,274	653,875
Due to stockholders	296,233	209,933
TOTAL LONG-TERM LIABILITIES	857,507	863,808

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized,	13	13
13,150 shares issued and outstanding
Series B; par value $0.001, voting; 50,000,000 shares authorized,	12,100	12,100
12,100,000 shares issued and outstanding
Common stock, par value $.001, 100,000,000 shares authorized,	49,951	49,951
49,951,223 and 49,951,223 shares issued and outstanding
Additional paid-in capital	3,789,864	3,789,864
Statutory reserve	62,719	62,719
Accumulated other comprehensive income	380,425	389,607
Accumulated (deficit)	(2,222,118)	(1,973,471)
TOTAL STOCKHOLDERS' EQUITY	2,072,954	2,330,783

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,953,446	$5,991,629

The accompanying notes are an integral part of these consolidated financial statements

(3)

China Fruits Corpration And Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
For The Three and Six Months Ended June 30, 2012 and 2011
(Expresed in US Dollars, except for number of shares)

	For the three months ended		For the six months ended

	6/30/2012	6/30/2011	6/30/2012	6/30/2011
REVENUES:
Sales	$598,827	$492,718	$1,627,466	$1,166,694
Cost of goods sold	489,204	420,843	1,408,031	1,046,614
GROSS PROFIT	109,623	71,875	219,435	120,080

OPERATING EXPENSES:
Selling and marketing	70,056	100,268	306,390	220,047
Professional and legal expenses	17,050	21,114	34,100	41,664
General and administrative	193,503	128,081	379,367	248,813
TOTAL OPERATING EXPENSES	280,609	249,463	719,857	510,524

(LOSS) FROM CONTINUING OPERATIONS	(170,986)	(177,588)	(500,422)	(390,444)

OTHER INCOME (EXPENSE):
Interest income	—	42	—	42
Interest expenses	(37,936)	(28,978)	(76,448)	(55,291)
Government & other grant	41,248	207,630	298,053	222,818
Other	(524)	321	30,170	(5,900)
TOTAL OTHER INCOME (EXPENSES)	2,788	179,015	251,775	161,669

INCOME(LOSS) FROM CONTINUING OPERATIONS BEFOR INCOME TAXES	$(168,198)	$1,427	$(248,647)	$(228,775)

Income tax expense	—	—	—	—

NET (LOSS) FROM CONTINUING OPERATIONS	$(168,198)	1,427	$(248,647)	(228,775)

NET INCOME FROM DISCONTINUED OPERATIONS	$—	$—	$—	$—

NET (LOSS)	$(168,198)	$1,427	$(248,647)	$(228,775)

Other comprehensive income
- Foreign currency translation gain (loss)	$(11,730)	$34,833	(9,182)	$61,465

COMPREHENSIVE (LOSS)	$(179,928)	$36,260	$(257,829)	$(167,310)

(LOSS) per common share:
Basic	**	**	**	$(0.01)

Weighted average number of common shares outstanding during the year - basic	49,951,223	38,779,689	49,951,223	38,779,689

**Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements

(4)

China Fruits Corpration And Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2012 and 2011
(Expresed in US Dollars)

	For the six months ended
	6/30/2012	6/30/2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(248,647)	(228,775)

Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation	96,388	71,717
(Increase) decrease in operating assets:
Accounts receivable	300,160	117,004
Inventories	346,011	206,891
Other assets	2,381
Prepaid expenses and other current assets	8,171	(251,090)
Increase (decrease) in operating liabilities:	—	—
Accounts payable	1,734	(7,925)
Other payables and accrued liabilities	334,396	(113,536)
Tax payable	(7,017)	2,840
Deferred income	256,833
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	1,090,410	(202,874)

CASH FLOWS FROM INVESTING ACTIVITIES

Construction in progress	(90,972)	(57,920)
Purchase of property and equipment	(169,410)	(62,428)
Proceeds from disposal of property and equipment	12,121	—
NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES	(248,260)	(120,348)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	—	83,333
Advance from (to) a third party	(880,684)	(837,078)
Proceeds from Notes Payable	—	764,175
Payments on Notes Payable	(285,370)	—
Proceeds from issuance of note payable-related party	—	148,250
Payments on Notes Payable - related party	(153,783)	—
Due to stockholders	86,300	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,233,537)	158,680

Foreign currency translation adjustment	(897)	5,451

NET INCREASE IN CASH AND CASH EQUIVALENTS	(392,285)	(159,091)

CASH AND CASH EQUIVALENTS:
Beginning of period	$518,850	$312,218

End of period	$126,565	$153,127

Supplemental disclosures of cash flow information:
Cash paid for interest	$75,600	$55,142
Cash paid for income taxes	$—	$3,247

Non-cash transactions:
Common stock issued to settle related party loan	$—	$335,146

The accompanying notes are an integral part of these consolidated financial statements

(5)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

CHFR, Tai Na and Tai Na Beijing are hereinafter referred to as (the “Company”).

(6)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Expressed in USD)

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

4. ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales is cash on delivery, or secured by customer deposits. A small portion of our revenues is on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. The Company did not experience significant losses from uncollectible accounts in the past; accordingly, the management has determined that no allowance was considered necessary as of June 30, 2012 and December 31, 2011, respectively.

	As of
	6/30/2012	12/31/2011

Accounts receivable, gross	76,157	376,926
Less: allowance for doubtful accounts	-0-	-0-
Accounts receivable, net	76,157	376,926

(7)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Expressed in USD)

5. RECEIVABLE FROM THIRD PARTIES

The Company advances money to several third parties during business operation. These receivables bear no interest and due on demand, except otherwise noted. As of June 30, 2012 and December 31, 2011, the balances of receivable from third parties consisted of the following:

	As of
	6/30/2012	12/31/2011

Third party advances	1,019,401	117,860
Bank security deposit	31,621	31,741
Receivable from third parties	1,051,022	149,601

6. INVENTORIES

Inventories as of June 30, 2012 and December 31, 2011consisted of the following:

	As of
	6/30/2012	12/31/2011

Raw materials	0	339,205
Finished goods	35,791	43,101
	35,791	382,306

The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. Accordingly, the Company did not record an allowance for obsolete inventories as of June 30, 2012 and December 31, 2011, respectively, nor have there been any write-offs during the three and six months ended June 30, 2012, respectively.

The spoilage will be written-off directly to the profit and loss when it occurs. The spoilage rate is approximately 1 ‰ of average inventory. The Company did not record an allowance for spoilage as of June 30, 2012 and December 31, 2011, respectively.

7. PREPAYMENT

As of June 30, 2012 and December 31, 2011, the Company had prepayment of $1,536,091 and $1,477,402, respectively, consisted of the following:

	As of
	6/30/2012	12/31/2011

Paid in advance (production)	1,413,164	1,382,623
Prepaid rent	122,927	94,779
	1,536,091	1,477,402

8. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of June 30, 2012 and December 31, 2011 consisted of the following:

	As of
	6/30/2012	12/31/2011

Plant and machinery	3,680,145	2,869,734
Construction in progress	0	645,680
Furniture, fixture and equipment	112,957	60,325
	3,793,102	3,575,739
Less: accumulated depreciation	(720,888)	(643,854)
Plant and equipment, net	3,072,214	2,931,885

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. There was no construction in progress as of June 30, 2012.

(8)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Expressed in USD)

9. LOAN AND RELATED PARTY PAYABLE

As of June 30, 2012 and December 31, 2011, the Company had loans payable to related party of $39,526 and $39,677, respectively. These loans bear no interest and are due within one year.

10. NOTES PAYABLE – CURRENT PORTION

As of June 30, 2012 and December 31, 2011, the Company had short-term loan of $1,897,263 and $2,253,646, respectively, from various local banks. The detailed terms were set forth as follows:

	As of
	6/30/2012	12/31/2011

Bank of China, 7.98% annual interest, due on November 25, 2012	1,581,053	1,587,075

Industrial and Commercial Bank of China, 7.544% annual interest, due on December 6, 2012	316,210	317,415

Nanfeng County Hongli Small Fund Co., Ltd, 18% annual interest, due on February 11, 2012	0	285,673

Note payable to related party, zero interest, due on May 19, 2012	0	63,483
	1,897,263	2,253,646

11. DEFERRED INCOME

As of June 30, 2012, the Company had deferred income of $256,131 in connection with a special grant from the government. As one of the showcases for modern agriculture, the Company was awarded in total amount of $635,000 by the government to set up cold chain logistics system for agricultural products. The Company recognizes revenues according to the construction process.

12. CUSTOMER DEPOSIT

As of June 30, 2012 and December 31, 2011, the Company had customer deposits of $528,883 and $335,570, respectively, representing payments received for orders not yet shipped.

13. ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2012 and December 31, 2011consisted of following:

	As of
	6/30/2012	12/31/2011

Salary and welfare payable	13,353	13,393
Taxes payable	14,781	21,861
Accrued expenses	203,608	64,923
	231,742	100,177

(9)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Expressed in USD)

14. NOTE PAYABLE – LONG TERM

Long-term notes payable as of June 30, 2012 and December 31, 2011 consisted of following:

	As of
	6/30/2012	12/31/2011

Note payable to related party, zero interest, due on February 28, 2013	63,242	153,946
Local Government, zero interest, due on no later than November 30, 2013	498,032	499,929
	561,274	653,875

15. AMOUNT DUE TO STOCKHOLDERS

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of June 30, 2012 and December 31, 2011 was $296,233 and $209,933, respectively. The balance due to stockholders was not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

16. GOVERNMENT & OTHER GRANTS

For the three and six months ended June 30, 2012, the Company received grants and rewards from local government and other resources in amount of $41,248 and $298,053, respectively. The governmental grants were to encourage the Company’s efforts on modern agricultural development. These grants were interest-free and bear no repayment requirements.

17. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the periods.  There were no dilutive common stock equivalents for the three and six months ended June 30, 2012, respectively, due to net losses during the periods.

The following table sets forth the computation of basic net loss per share for the three and six months ended June 30, 2012 and 2011, respectively:

	For the three months ended		For the six months ended
	6/30/2012	6/30/2011	6/30/2012	6/30/2011

Net loss	$(168,198)	$1,427	$(248,647)	$(228,775)
Net loss per share - basic	**	**	**	$(0.01)
Weighted average number of shares outstanding - basic	49,951,223	38,779,689	49,951,223	38,779,689

** Less than $.01

(10)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Expressed in USD)

18. CONCENTRATION AND RISK

(a) Major customers

For the six months ended June 30, 2012 and 2011, 100% of the Company’s assets were located in the PRC and approximately 70% of the Company’s revenues were derived from customers located in the PRC.

For the six months ended June 30, 2012, major customers with their revenues are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$283,095	17.4%		$91,145
Customer B		209,388	12.9%
Customer C		72,306	4.4%
Customer D		50,987	3.1%		-
Customer E		37,923	2.3%		-
	Total	$653,699	40.2%	Total:	$91,145

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

Year ended December 31	Lease payment
2012	$ 111,111
2013	$ 126,984
2014	$ 142,857
2015	$ 158,730
2016	$ 174,603
Total	$ 714,286

For the six months ended June 30, 2012, rental expense was $55,555.

20. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2012, the Company had an accumulated deficit of $2,222,118. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2012.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

21. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Since 2007, we have expanded our sales network by setting up the franchise retail stores for fresh fruits and related products. We also relocated our headquarters to Beijing, which we believe will have a positive effect on our corporate image and marketing strategy. In order to create our brand identity efficiently, we plan to acquire or form joint venture with the existing profitable and middle-size retail stores. We provide the stores with our standard management systems, supplies, as well as remodeling to unify store display, color and sign pursuant to the franchise requirements. We currently have four franchise retail stores in Beijing area, of which 2 stores are wholly owned by us under direct management, and 2 stores are managed by the franchisees. In 2012, we will evaluate the operation in the existing stores and replace those in poor performance with new stores. We expect the total number of franchise stores to be increased to six.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Revenues

Gross revenues were $598,827 and $1,627,466 for the three and six months ended June 30, 2012, respectively, compared to gross revenues of $492,718 and $1,166,694 for the same periods ended June 30, 2011, respectively. We generate our revenues from sales of fresh fruits and related products, including our signature tangerine. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns during both three-month and six-month periods ended June 30, 2012.

The increase in revenues by $460,772 during the first half of 2012 compared to the same period in 2011 was due primarily to increasing traffic in our retail stores. After our efforts on marketing and brand recognition over years, more and more local customers know about our stores and turn into our regular customers. The revenue increased in 2012 was also due to the development in international markets. We had revenues of approximately $283,095, or 17.4% of total revenues, generated from Indonesia, and approximately $209,388, or 12.9% of total revenues, from Thailand.

We expect our sales to increase during 2012 as our moves toward implementing our business plan, including the increase in franchise retail stores, the increase in marketing budgets. We currently have four franchise retail stores in Beijing area, of which 2 stores are wholly owned by us under direct management, and 2 stores are managed by the franchisees. In 2012, we will evaluate the operation in the existing stores and replace those in poor performance with new stores. We expect the total number of franchise stores to be increased to six.

(13)

Net Income / (Loss)

We had net losses of $168,198 and $248,647 for the three and six months ended June 30, 2012, respectively. Comparatively, we had net income of $1,427 and net loss of $228,775 for the three and six months ended June 30, 2011, respectively. The increase in net loss by $169,625 during the three months ended June 30, 2012 compared to the same period in 2011 was due to the decrease in other income. As one of the showcases for modern agriculture, we were awarded in total amount of $635,000 by the government to set up cold chain logistics system for agricultural products. We recognize revenues according to the construction process. Accordingly, we had other income of $41,248 during the second quarter of 2012, compared to other income of 207,630 during the same period in 2011.

The increase in net loss by $19,872 during the six months ended June 30, 2012 compared to the same period in 2011 was due primarily to the increase in gross profits fully offset by the increase in operating expenses, which was the results of increase in selling expenses, such as advertising, shipping and handling, and exhibition expenses.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three and six months ended June 30, 2012 were $280,609 and $719,857, respectively, increase by $31,146 and $209,333, compared to $249,463 and $510,524 for the same periods ended June 30, 2011, respectively. The increase in operating expenses in 2012 was attributable to the increase in selling and marketing expenses, such as advertising, shipping and handling, and exhibition expenses.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. We had $489,204 in cost of goods sold, or approximately 81.7% of revenues, and had $1,408,031 in cost of goods sold, or approximately 86.5% of revenues, during the three and six months ended June 30, 2012, respectively. Comparatively, we had $420,843 in cost of goods sold, or approximately 85.4% of revenues, and had $1,046,614 in cost of goods sold, or approximately 89.7% of revenues, during the three and six months ended June 30, 2011, respectively. The gross margin of fresh fruits products typically ranges between 5-10%. We expect to reduce the cost of goods sold through collaboration with more non-related suppliers, which will also help us to reduce the risk of concentration.

Liquidity and Capital Resources

Cash flows provided by operating activities were $1,090,410 for the six months ended June 30, 2012, compared to cash flows of $202,874 used in operations for the six months ended June 30, 2011. Positive cash flows from operations for the six months ended June 30, 2012 were due primarily to the decrease in accounts receivable and inventories in the amount of $300,160 and $346,011, respectively, plus the increase in other payable and accrued liabilities by $334,396, and the increase in deferred income by $256,833, partially offset by the net loss of $248,647. Negative cash flows from operations for the six months ended June 30, 2011 were due primarily to the net loss of $228,775, plus the increase in prepaid expenses in the amount of $251,090, and the decrease in other payables and accrued liabilities in an amount of $113,536, partially offset by the decrease in accounts receivable and inventories by $117,004 and $206,891, respectively.

Cash flows used in investing activities were $248,260 during the six months ended June 30, 2012 consisting of $90,972 used in construction in progress and $169,410 used in purchase of property and equipment, offset by proceeds of $12,121 from disposal of fixed assets. Comparatively, cash flows of $120,348 used in investing activities during the comparable period in 2011 consisted of $57,920 used in construction in progress and $62,428 used in purchase of property and equipment.

Cash flows used in financing activities were $1,233,537 during the six months ended June 30, 2012, compared to cash flows of $158,680 provided by financing activities for the six months ended June 30, 2011. Negative cash flows from financing activities in the six months ended June 30, 2012 were due primarily to the advance to a third party in an amount of $880,684, the payments on notes payable in total amount of $439,153, of which $153,783 was to related parties loan. Positive cash flows from financing activities during the first half of 2011 were due primarily to proceeds from note payable to a local bank in an amount of $764,175, which is due on January 7, 2012 and bears annual interest at 6.1005%, and proceeds from related party loan in amount of $148,250, which is due on February 28, 2013 with zero interest. The loans are used for working capital, and we expect them to be repaid our revenues. Our cash outflow during the six months ended June 30, 2011 was attributable to the advance to third parties in an amount of $837,078.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $700,000 for the year of 2012.

Overall, we have funded our cash needs from inception through June 30, 2012 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $126,565 on hand as of June 30, 2012. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from operating activities and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $700,000 per year starting in 2012. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2012, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2012, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(15)

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2011.

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

Reports on Form 8-K filed in the second quarter of 2012

None

(16)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: August 16, 2012	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

(17)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002