Form 10-Q
period 2012-09-30
China Fruits Corp
filed 2012-11-14
CIK 1029802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Yes [ ] No [x]

Number of shares of common stock, par value $.001, outstanding as of November 14, 2012: 49,951,223

Number of shares of preferred stock outstanding as of November 14, 2012:

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

(3)

ITEM 1. FINANCIAL STATEMENTS

China Fruits Corpration And Subsidiaries
Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2012 and December 31, 2011
(Expresed in US Dollars, except for number of shares)

ASSETS
	9/30/2012	12/31/2011
CURRENT ASSETS
Cash and cash equivalents	$ 126,367	$ 518,850
Accounts receivable, trade	7,173	376,926
Receivable from third parties	1,032,584	149,601
Inventories	58,671	382,306
Prepayment and Deferred expense	1,125,749	1,477,402
Refundable tax	63,519	149,313
TOTAL CURRENT ASSETS	2,414,063	3,054,398

PLANT AND EQUIPMENT, NET	3,359,070	2,931,885

OTHER ASSETS	2,576	5,346

GOODWILL	-	-

TOTAL ASSETS	$ 5,775,709	$ 5,991,629

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 946	$ 67,968
Loan and related party payable	39,426	39,677
Notes payable-current portion	1,892,446	2,253,646
Deferred Income	100,930	-
Customer deposit	529,776	335,570
Accrued liabilities and payroll tax liabilities	234,722	100,177

TOTAL CURRENT LIABILITIES	2,798,246	2,797,038

LONG-TERM LIABILITIES
Note Payable-Long term	559,849	653,875
Due to stockholders	301,833	209,933
TOTAL LONG-TERM LIABILITIES	861,682	863,808

TOTAL LIABILITIES	3,659,928	3,660,846

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized, 13,150 shares issued	13	13
and outstanding as of September 30, 2012 and December 31, 2011, respectively
Series B; par value $0.001, voting; 50,000,000 shares authorized, 12,100,000 shares issued	12,100	12,100
and outstanding as of September 30, 2012 and December 31, 2011, respectively
Common stock, par value $.001, 100,000,000 shares authorized, 49,951,223 shares issued	49,951	49,951
and outstanding as of September 30, 2012 and December 31, 2011, respectively
Additional paid-in capital	3,789,864	3,789,864
Statutory reserve	62,719	62,719
Accumulated other comprehensive income	373,912	389,607
Accumulated (deficit)	(2,172,778)	(1,973,471)
TOTAL STOCKHOLDERS' EQUITY	2,115,781	2,330,783

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 5,775,709	$ 5,991,629

The accompanying notes are an integral part of these consolidated financial statements

(4)

China Fruits Corpration And Subsidiaries
Unaudited Condensed Consolidated Statements of Operations
For The Three and Nine Months Ended September 30, 2012 and 2011
(Expresed in US Dollars, except for number of shares)

	For the three months ended		For the nine months ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011

Sales	$ 555,014	$ 426,266	$ 2,182,480	$ 1,592,960
Cost of goods sold	441,996	347,353	1,850,027	1,393,967
GROSS PROFIT	113,018	78,913	332,453	198,993

OPERATING EXPENSES:
Selling and marketing	100,132	89,836	406,522	309,883
Professional and legal expenses	17,050	20,550	51,150	62,214
General and administrative	227,027	138,156	606,394	386,969
TOTAL OPERATING EXPENSES	344,209	248,542	1,064,066	759,066

(LOSS) FROM CONTINUING OPERATIONS	(231,191)	(169,629)	(731,613)	(560,073)

OTHER INCOME (EXPENSE):
Interest income	-	317	-	359
Interest expenses	(35,796)	(28,929)	(112,244)	(84,220)
Government & other grant	316,370	1,429	614,423	224,247
Other	(43)	(3,113)	30,127	(9,013)
TOTAL OTHER INCOME (EXPENSES)	280,531	(30,296)	532,306	131,373

INCOME(LOSS) FROM CONTINUING OPERATIONS BEFOR INCOME TAXES	$ 49,340	$ (199,925)	$ (199,307)	$ (428,700)

Income tax expense	-	-	-	-

NET (LOSS)	$ 49,340	$ (199,925)	$ (199,307)	$ (428,700)

Other comprehensive income
- Foreign currency translation gain (loss)	$ (6,513)	$ 44,755	(15,695)	$ 106,220

COMPREHENSIVE (LOSS)	$ 42,827	$ (155,170)	$ (215,002)	$ (322,480)

(Loss) per common share:
Basic and fully diluted	**	**	**	$ (0.01)

Weighted average number of common shares outstanding

Basic and fully diluted	49,951,223	49,951,223	49,951,223	42,503,534

** Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements

(5)

China Fruits Corpration And Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
(Expresed in US Dollars)

	For the nine months ended
	9/30/2012	9/30/2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(199,307)	(428,700)

Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation	151,696	109,618
(Increase) decrease in operating assets:
Accounts receivable	368,794	117,755
Inventories	322,462	207,408
Other assets	2,747	(4,307)
Prepaid expenses and other current assets	405,119	(542,844
Increase (decrease) in operating liabilities:	—	—
Accounts payable	(66,850)	(7,976)
Other payables and accrued liabilities	349,730	(60,328)
Tax payable	(17,031)	437
Deferred income	101,322	—
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	1,418,682	(608,937)

CASH FLOWS FROM INVESTING ACTIVITIES

Construction in progress	(415,950)	(58,338)
Purchase of property and equipment	(195,308)	(83,180)
Proceeds from disposal of property and equipment	12,105	—
NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES	(599,153)	(141,518)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	—	92,783
Advance from (to) a third party	(863,611)	(502,515)
Proceeds from Notes Payable	—	1,045,945
Payments on Notes Payable	(284,968)	(307,631)
Proceeds from issuance of note payable-related party	—	149,186
Payments on note payable-related party	(153,566)	—
Due to stockholders	91,900	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,210,245)	477,768

Foreign currency translation adjustment	(1,767)	6,856

NET INCREASE IN CASH AND CASH EQUIVALENTS	(392,483)	(265,831)

CASH AND CASH EQUIVALENTS:
Beginning of period	$518,850	$312,218

End of period	$126,367	$46,387

Supplemental disclosures of cash flow information:
Cash paid for interest	$111,337	$83,412
Cash paid for income taxes	$6,438	$3,270

Non-cash transactions:
Common stock issued to settle related party loan	$—	$335,146

The accompanying notes are an integral part of these consolidated financial statements

(6)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

(7)

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

(8)

3. RECENTLY ISSUED ACCOUNTING STANDARDS (CONT’D)

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment”, which allows, but does not require, an entity when performing its annual goodwill impairment test the option to first do an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. Accordingly, based on the option created in ASU 2011-08, the calculation of a reporting unit’s fair value is not required unless, as a result of the qualitative assessment, it is more likely than not that fair value of the reporting unit is less than its carrying amount. If it is less, the quantitative impairment test is then required. ASU 2011-08 also provides for new qualitative indicators to replace those currently used. Prior to ASU 2011-08, entities were required to test goodwill for impairment on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is performed to measure the amount of impairment loss, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company adopted ASU 2011-08 during the first quarter of fiscal 2013. The adoption of ASU 2011-08 did not impact the Company’s results of operations or financial condition.

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

In July 2012, the FASB issued ASU No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The guidance allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test.

ASU 2012-02 allows companies the option to first assess qualitatively whether it is more likely than not that an indefinite-lived intangible asset is impaired, before determining whether it is necessary to perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. Companies can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets or choose to only perform the quantitative impairment test for any indefinite-lived intangible in any period.

ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is in the process of evaluating the guidance and the impact ASU 2012-02 will have on its consolidated financial statements.

4. ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales is cash on delivery, or secured by customer deposits. A small portion of our revenues is on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. The Company did not experience significant losses from uncollectible accounts in the past; accordingly, the management has determined that no allowance was considered necessary as of September 30, 2012 and December 31, 2011, respectively.

	As of
	9/30/2012	12/31/2011

Accounts receivable, gross	7,173	376,926
Less: allowance for doubtful accounts	-0-	-0-
Accounts receivable, net	7,173	376,926

(9)

5. RECEIVABLE FROM THIRD PARTIES

The Company advances money to several third parties during business operation. These receivables bear no interest and due on demand, except otherwise noted. As of September 30, 2012 and December 31, 2011, the balances of receivable from third parties consisted of the following:

	As of
	9/30/2012	12/31/2011

Third party advances	1,001,043	117,860
Bank security deposit	31,541	31,741
Receivable from third parties	1,032,584	149,601

6. INVENTORIES

Inventories as of September 30, 2012 and December 31, 2011consisted of the following:

	As of
	9/30/2012	12/31/2011

Raw materials	0	339,205
Finished goods	58,671	43,101
	58,671	382,306

The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. Accordingly, the Company did not record an allowance for obsolete inventories as of September 30, 2012 and December 31, 2011, respectively, nor have there been any write-offs during the three and nine months ended September 30, 2012, respectively.

The spoilage will be written-off directly to the profit and loss when it occurs. The spoilage rate is approximately 1 ‰ of average inventory. The Company did not record an allowance for spoilage as of September 30, 2012 and December 31, 2011, respectively.

7. PREPAYMENT

As of September 30, 2012 and December 31, 2011, the Company had prepayment of $1,125,749 and $1,477,402, respectively, consisted of the following:

	As of
	9/30/2012	12/31/2011

Paid in advance (production)	1,006,450	1,382,623
Prepaid rent	72,938	94,779
Other Prepaid	46,361
	1,125,749	1,477,402

(10)

8. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of September 30, 2012 and December 31, 2011 consisted of the following:

	As of
	9/30/2012	12/31/2011

Plant and machinery	3,587,062	2,869,734
Construction in progress	287,616	645,680
Furniture, fixture and equipment	258,680	60,325
	4,133,358	3,575,739
Less: accumulated depreciation	(774,288)	(643,854)
Plant and equipment, net	3,359,070	2,931,885

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. The Company had construction in progress in amount of $287,616 as of September 30, 2012.

9. LOAN AND RELATED PARTY PAYABLE

As of September 30, 2012 and December 31, 2011, the Company had loans payable to related party of $39,426 and $39,677, respectively. These loans bear no interest and are due within one year.

10. NOTES PAYABLE – CURRENT PORTION

As of September 30, 2012 and December 31, 2011, the Company had short-term loan of $1,892,446 and $2,253,646, respectively, from various local banks. The detailed terms were set forth as follows:

	As of
	9/30/2012	12/31/2011

Bank of China, 7.98% annual interest, due on November 25, 2012	1,577,039	1,587,075

Industrial and Commercial Bank of China, 7.544% annual interest, due on December 6, 2012	315,407	317,415

Nanfeng County Hongli Small Fund Co., Ltd, 18% annual interest, due on February 11, 2012	0	285,673

Note payable to related party, zero interest, due on May 19, 2012	0	63,483
	1,892,446	2,253,646

(11)

11. DEFERRED INCOME

As of September 30, 2012, the Company had deferred income of $100,930 in connection with a special grant from the government. As one of the showcases for modern agriculture, the Company was awarded in total amount of $635,000 by the government to set up cold chain logistics system for agricultural products. The Company recognizes revenues according to the construction process.

12. CUSTOMER DEPOSIT

As of September 30, 2012 and December 31, 2011, the Company had customer deposits of $529,776 and $335,570, respectively, representing payments received for orders not yet shipped.

13. ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2012 and December 31, 2011consisted of following:

	As of
	9/30/2012	12/31/2011

Salary and welfare payable	12,142	13,393
Taxes payable	4,757	21,861
Accrued expenses	217,823	64,923
	234,722	100,177

14. NOTE PAYABLE – LONG TERM

Long-term notes payable as of September 30, 2012 and December 31, 2011 consisted of following:

	As of
	9/30/2012	12/31/2011

Note payable to related party, zero interest, due on February 28, 2013	63,082	153,946
Local Government, zero interest, due on no later than November 30, 2013	496,767	499,929
	559,849	653,875

(12)

15. AMOUNT DUE TO STOCKHOLDERS

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of September 30, 2012 and December 31, 2011 was $301,833 and $209,933, respectively. The balance due to stockholders was not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

16. GOVERNMENT & OTHER GRANTS

For the three and nine months ended September 30, 2012, the Company received grants and rewards from local government and other resources in amount of $316,370 and $614,423, respectively. The governmental grants were to encourage the Company’s efforts on modern agricultural development. These grants were interest-free and bear no repayment requirements.

17. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the periods.

The following table sets forth the computation of basic net loss per share for the three and nine months ended September 30, 2012 and 2011, respectively:

	For the three months ended		For the nine months ended
	9/30/2012	9/30/2011	9/30/2012	9/30/2011

Net loss	$49,340	$(199,925)	$(199,307)	$(428,700)
Net loss per share - basic	**	**	**	$(0.01)
Weighted average number of shares outstanding - basic	49,951,223	49,951,223	49,951,223	42,503,534

** Less than $.01

18. CONCENTRATION AND RISK

(a) Major customers

For the nine months ended September 30, 2012 and 2011, 100% of the Company’s assets were located in the PRC and approximately 70% of the Company’s revenues were derived from customers located in the PRC.

For the nine months ended September 30, 2012, major customers with their revenues are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$281,604	12.9%		$0
Customer B		208,285	9.5%		0
Customer C		110,890	5.1%		0
	Total	$600,779	27.5%	Total:	$0

There were no revenues from one customer over 5% of total revenues for the nine months ended September 30, 2011.

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(13)

19. COMMITMENT AND CONTINGENCIES

The Company rented plant, office, and retailing spaces under a non-cancelable operating lease agreement. On March 3, 2012, the Company entered into a five-year lease agreement for warehouse and logistic space to store, pack and deliver fresh fruits. The lease term is from March 10, 2012 through March 9, 2017, and the total rental payment is approximately $712,420. Accordingly, the future five years minimum rental payments required as of December 31 are as follows:

Year ended December 31	Lease payment
2012	$ 110,821
2013	$ 126,652
2014	$ 142,484
2015	$ 158,316
2016	$ 174,147
Total	$ 712,420

For the three and nine months ended September 30, 2012, rental expense was $27,706 and $83,116, respectively.

20. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2012, the Company had an accumulated deficit of $2,172,778. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2012.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

21. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

(14)

2. ORGANIZATION AND BUSINESS BACKGROUND (CONT’D)

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

(15)

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

Since 2007, we have expanded our sales network by setting up the franchise retail stores for fresh fruits and related products. We also relocated our headquarters to Beijing, which we believe will have a positive effect on our corporate image and marketing strategy. In order to create our brand identity efficiently, we plan to acquire or form joint venture with the existing profitable and middle-size retail stores. We provide the stores with our standard management systems, supplies, as well as remodeling to unify store display, color and sign pursuant to the franchise requirements. We currently have six franchise retail stores in Beijing area, of which four stores are wholly owned by us under direct management, and two stores are managed by the franchisees. In 2012, we will evaluate the operation in the existing stores and replace those in poor performance with new stores. We expect the total number of franchise stores to be increased to seven by the end of 2012.

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

(16)

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Revenues

Gross revenues were $555,014 and $2,182,480 for the three and nine months ended September 30, 2012, respectively, compared to gross revenues of $426,266 and $1,592,960 for the same periods ended September 30, 2011, respectively. We generate our revenues from sales of fresh fruits and related products, including our signature tangerine. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns during both three-month and nine-month periods ended September 30, 2012.

The increase in revenues by $589,520 during the nine months ended September 30, 2012 compared to the same period in 2011 was due primarily to increasing traffic in our retail stores. After our efforts on marketing and brand recognition over years, more and more local customers know about our stores and turn into our regular customers. The revenue increased in 2012 was also due to the development in international markets. We had revenues of approximately $281,604, or 12.9% of total revenues, generated from Indonesia, and approximately $208,285, or 9.5% of total revenues, from Thailand.

We expect our sales to increase during 2012 as our moves toward implementing our business plan, including the increase in franchise retail stores, the increase in marketing budgets. We currently have six franchise retail stores in Beijing area, of which four stores are wholly owned by us under direct management, and two stores are managed by the franchisees. In 2012, we will evaluate the operation in the existing stores and replace those in poor performance with new stores. We expect the total number of franchise stores to be increased to seven by the end of 2012.

Net Income / (Loss)

We had net income of $49,340 and net loss of $199,307 for the three and nine months ended September 30, 2012, respectively. The net loss during the nine months ended September 30, 2012 decreased by $229,393 or 53.5%, compared to net losses of $428,700 during the same period in 2011. The decrease in net loss was due to the increase in revenues during the periods as discussed above. In addition, the net income during the three months ended September 30, 2012 was also due to the grants received from the local government in amount of $316,370, which was to encourage our efforts on modern agricultural development. Without the government grant, we suffered loss of $231,191 from operations.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three and nine months ended September 30, 2012 were $344,209 and $1,064,066, respectively, increase by $95,667 and $305,000, compared to $248,542 and $759,066 for the same periods ended September 30, 2011, respectively. The increase in operating expenses in 2012 was attributable to the increase in selling and marketing expenses, such as advertising, shipping and handling, and exhibition expenses.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. We had $441,996 in cost of goods sold, or approximately 79.6% of revenues, and had $1,850,027 in cost of goods sold, or approximately 84.8% of revenues, during the three and nine months ended September 30, 2012, respectively. Comparatively, we had $347,353 in cost of goods sold, or approximately 81.5% of revenues, and had $1,393,967 in cost of goods sold, or approximately 87.5% of revenues, during the three and nine months ended September 30, 2011, respectively. The gross margin of fresh fruits products typically ranges between 5-10%. We expect to reduce the cost of goods sold through collaboration with more non-related suppliers, which will also help us to reduce the risk of concentration.

(17)

Liquidity and Capital Resources

Cash flows provided by operating activities were $1,418,682 for the nine months ended September 30, 2012, compared to cash flows of $608,937 used in operations for the nine months ended September 30, 2011. Positive cash flows from operations for the nine months ended September 30, 2012 were due primarily to the decrease in accounts receivable and inventories in the amount of $368,794 and $322,462, respectively, the decrease in prepaid expenses by $405,119, plus the increase in other payable and accrued liabilities by $349,730, and the increase in deferred income by $101,322, partially offset by the net loss of $199,307. Negative cash flows from operations for the nine months ended September 30, 2011 were due primarily to the net loss of $428,700, plus the increase in prepaid expenses in the amount of $542,844, and the decrease in other payables and accrued liabilities in an amount of $60,328, partially offset by the decrease in accounts receivable and inventories by $117,755 and $207,408, respectively.

Cash flows used in investing activities were $599,153 during the nine months ended September 30, 2012, consisting of $415,950 used in construction in progress and $195,308 used in purchase of property and equipment, offset by proceeds of $12,105 from disposal of fixed assets. Comparatively, cash flows of $141,518 used in investing activities during the comparable period in 2011 consisted of $58,338 used in construction in progress and $83,180 used in purchase of property and equipment.

Cash flows used in financing activities were $1,210,245 during the nine months ended September 30, 2012, compared to cash flows of $477,768 provided by financing activities for the nine months ended September 30, 2011. Negative cash flows from financing activities in the nine months ended September 30, 2012 were due primarily to the advance to a third party in an amount of $863,611, the payments on notes payable in total amount of $438,534, of which $153,566 was to related parties loan. Positive cash flows from financing activities during the nine months ended September 30, 2011 were due primarily to proceeds from note payable in an amount of $1,045,945, of which $768,770 payable to Bank of China with interest rate of 6.1005% per annum and due on January 7, 2012, and $277,175 payable to Hongli Petty Loan Ltd., a non-related party, with interest rate of 18% per annum and due on February 11, 2012. In addition, we had proceeds from note payable to related party in amount of $149,186 during the nine months ended September 30, 2011, which bears zero interest and will be due on February 28, 2013. The loans are used for working capital, and we expect them to be repaid from our revenues. The positive cash flows were offset by advance to a third party in amount of $502,515 and repayments of $307,631 to third party loans in 2011.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1,000,000 for the year of 2013.

Overall, we have funded our cash needs from inception through September 30, 2012 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $126,367 on hand as of September 30, 2012. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from operating activities and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,000,000 per year starting in 2013. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2012, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2012, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(19)

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

Reports on Form 8-K filed in the third quarter of 2012

None

(20)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: November 14, 2012	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

(21)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.