Form 10-K
period 2012-12-31
China Fruits Corp
filed 2013-04-15
CIK 1029802

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2012

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 1-10559

CHINA FRUITS CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	58-2027283
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes [ ] No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes [ x ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

Yes [ ] No [ x ]

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

Yes [ ] No [ x ]

The Registrant’s revenues for its fiscal year ended December 31, 2012 were $3,709,101.

The aggregate market value of the voting stock on April 10, 2013 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $1,478,574 based upon the most recent sales price ($0.03) for such Common Stock on said date April 10, 2013, there were 49,951,223 shares of our Common Stock issued and outstanding, of which approximately 49,285,807 shares were held by non-affiliates.

Number of shares of common stock, par value $.001, outstanding as of April 10, 2013: 49,951,223

Number of shares of preferred stock outstanding as of April 10, 2013:

Series A, par value $.001 - 13,150

Series B, par value $.00 - 12,100,000

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

Business Description of the Issuer

Since the reverse merger was consummated, we have continued operations of Tai Na, a company which is principally engaged in the manufacturing, trading and distributing of fresh tangerines and other fresh fruits in the PRC. Tai Na is located in Nan Feng County, Jiang Xi Province, a well known agricultural area for tangerines in China. The geographic advantage offers additional benefits us with our quality control and lower manufacturing costs. We own our primarily facility in Nan Feng County which consists of a total land area of 782,765 square feet, including manufacturing plants of 391,081 square feet and office buildings of 50,720 square feet. We have been focused within our industry since 2005 and we believe we have obtained a solid reputation and a good working relationship with the local government due to our continuous contributions to the local economy. During 2012, with the support from our local government, we utilized an area of 98,505 square feet to establish an Express Export Zone (“EEZ”) with the purpose of exporting fresh tangerines and other fresh fruits. The government departments including Customs, Inspections and Clearing have setup a satellite office onsite to facilitate the process. We believe the setup of this EEZ is good for us to improve our operating efficiencies and also serves as a bridge connecting local enterprises to the world and benefits our local economy.

In order to effectively maintain the quality of tangerine, we have a set of temperature and humidity auto-control equipments with capacity of 1,500 tons. We also have two automatic product lines to select fruits, the hourly process capacity of which is 10 ton/hour and 15 ton/hour, respectively. During the year of 2012, our total production was 2,000 tons. We expect the production capacity will reach 2,500 tons in 2013 due to the improvement of production efficiency.

Since 2007, we have expanded our sales network by setting up the franchise retail stores for fresh fruits and related products. We also relocated our headquarters to Beijing, which we believe will have a positive effect on our corporate image and marketing strategy. In order to create our brand identity efficiently, we plan to acquire or form joint venture with the existing profitable and middle-size retail stores. We provide the stores with our standard management systems, supplies, as well as remodeling to unify store display, color and sign pursuant to the franchise requirements. We currently have six franchise retail stores in Beijing area, of which four stores are wholly owned by us under direct management, and two stores are managed by the franchisees. In 2012, we will evaluate the operation in the existing stores and replace those in poor performance with new stores. We expect the total number of franchise stores to be increased to seven by the end of 2013.

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

(4)

Overview of Our Market Area

China's citrus industry currently experiences transition from quantity concentration to quality concentration, from production only to diversified business segments covering pre-production to post-production. Citrus production in China has the following features:

*	Changes in Market Shares. Before the 1990s, approximately 70% of total citrus output was tangerine, 20% of the total were oranges. The percentages were changed to 55% for tangerine and 30% for orange in the past decade due to the improved quality of oranges with respect to size, outlook and taste.

*	Concentration on Chinese Market. Citrus products are primarily marketed in China. Approximately 2% of total citrus products are exported to different countries.

*	Increasing Fresh Fruits Consumption. Currently, the average consumption for fresh fruit is approximately 80 kg per person per year in the world, of which fruit consumption of approximately 150 kg per person per year in the developed countries. In China, the average fruit consumption is 69.3 kg per person per year, approximately 46.2% of the consumption level in the developed countries and 86.6% of global average level. Therefore, Chinese fruit consumption is still on an upward trend, which becomes a trigger for the whole citrus industry in China

*	Preference to Fresh Fruits. 95% of citrus products in China are consumed as fresh fruit. Fruit manufacturing is not popular in China, most of which is for export only. In addition, the orange juices on Chinese markets are primarily made from concentrated or non-concentrated juices imported from Brazil and the United States.

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

Marketing Strategies

Expanding Retail Fruit Stores Network

We believe franchise retail stores will benefit us in our business expansion and brand recognition. We preferred the stores operated in form of joint ventures with the existing profitable and middle-size retail stores because those stores have certain operating history and customers base. We reorganize the stores and provide the stores with our standard management systems, supplies, as well as remodeling to unify store display, color, and sign pursuant to the franchise requirements. The franchise retail stores will help build a direct channel between the end users and us, which will facilitate the process of moving product from our plants to the markets, and benefitting us in adjusting our business strategies when markets change. As of December 31, 2012, we had six franchise retail stores in Beijing area with total 11,873 square feet, of which four stores are wholly owned by us under direct management, and two stores are managed by the franchisees. In 2013, we will evaluate the operation in the existing stores and replace those in poor performance with new stores. We expect the total number of franchise stores to be increased to seven by the end of 2013.

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

Seeking for Opportunities to Develop International Markets

Our tangerines, known as "Nan Feng tangerine", are popular in the market due to the high quality, benefitting from the natural resources in Nan Feng County, which is a well known agricultural area for tangerines in China. Currently, we primarily market in China and hold a leading position in the Chinese market. However, this position is challenged since China’s accession to WTO in 2001. We believe the open-market policies will lower the barriers to entry, both in Chinese markets and global markets. WTO membership brought with it the opportunity to take advantage of new market access opportunities and new protections now available to China under the rules-based system of the WTO. In order to develop our international markets, we have set up a department in charge of oversea markets since 2010, which included 3 full-time employees as of December 31, 2012. Our target markets including Europe, Middle-east, and Southeast Asia. In 2012, our revenues generated from international markets included approximately $300,000 from Dubai, approximately $400,000 from Thailand and approximately $400,000 from Indonesia. We believe there is great growth potential in international markets and we will keep looking for the opportunities oversea.

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

• Expand the sales network;

• Increase sales revenue; and

• Successfully build brand identity.

Enhancing Manufacture Capacity

We own our primarily facility in Nan Feng County which consists of a total land area of 782,765 square feet, including manufacturing plants of 391,081 square feet and office buildings of 50,720 square feet. In order to effectively maintain the quality of tangerine, we have a set of temperature and humidity auto-control equipments with capacity of 1,500 tons. We also have two automatic product lines to select fruits, the hourly process capacity of which is 10 ton/hour and 15 ton/hour, respectively. During the year of 2012, our total production was 2,000 tons. We expect the production capacity will reach 2,500 tons in 2013 due to the improvement of production efficiency.

Seeking for Supports from local government

We have been focused within our industry since 2005 and we believe we have obtained a solid reputation and a good working relationship with the local government due to our continuous contributions to the local economy. During 2012, with the support from our local government, we utilized an area of 98,505 square feet to establish an Express Export Zone (“EEZ”) with the purpose of exporting fresh tangerines and other fresh fruits. The government departments including Customs, Inspections and Clearing have setup a satellite office onsite to facilitate the process. We believe the setup of this EEZ is good for us to improve our operating efficiencies and also serves as a bridge connecting local enterprises to the world and benefits our local economy. In order to encourage our efforts on modern agricultural development, we obtained the grants in amount of $1,219,731 from the local government in 2012.

Increasing Expenses in Marketing

We currently focus on Beijing as our target market. We plan to increase the marketing expenses on advertising to support our franchise retail stores in Beijing and build up the Beijing market as a showcase for our franchise retail business. Beijing is heart of North China, which has significant effects on the market in North China as a whole. The success in Beijing market is critical for us to develop the market in North China. We divide the Chinese market into three parts: North China, East China and South China. If our business model in North China succeeds, we will repeat it in East China and South China. In addition, we retain professional consultants to integrate our marketing strategies. We believe their expertise will benefit us in connection with target markets definition, corporate image, brand identity and media preference.

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

Employees

We have to make a rational allocation and use of personnel to match our business growth. As of December 31, 2012, we had 60 full-time employees, of which 35 are experienced personnel in franchising management, export trading and purchasing.

(5)

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

(6)

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

(7)

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

(8)

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

(9)

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

We also lease 4 stores in Beijing area for retail business, of which the total store area is 8,900 square feet with annual rental payment of approximately $230,000.

Our main operation is located in the Fu Xi Technology & Industry Park, Nan Feng County, Jiang Xi Province, People’s Republic of China, which is self-owned property with a total land area of 782,765 square feet, including manufacturing plants with total area of 391,081 square feet and office buildings with total area of 50,720 square feet. This space is adequate for our present operations. No other businesses operate from this office.

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

(10)

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

Interim Period	Low	High
Interim Period ended December 31, 2012	$0.002	$0.006

Fiscal 2012
Quarter ended March 31, 2012	$0.01	$0.03
Quarter ended June 30, 2012	$0.006	$0.01
Quarter ended September 30, 2012	$0.002	$0.006
Quarter ended December 31, 2012	$0.002	$0.006

Fiscal 2011
Quarter ended March 31, 2011	$0.02	$0.05
Quarter ended June 30, 2011	$0.02	$0.04
Quarter ended September 30, 2011	$0.02	$0.03
Quarter ended December 31, 2011	$0.01	$0.03

Dividends

We have never paid a cash dividend on our common stock. The payment of dividends may be made at the discretion of our Board of Directors, and will depend upon, among other things, our operations, capital requirements, and overall financial condition. There are no contractual restrictions on our ability to declare and pay dividends.

Preferred Stock

On September 16, 2004, we filed with the Delaware Secretary of State a Certificate of Designation of the Rights and Preferences of Preferred Stock of Diversified Financial Resources Corporation, n/k/a China Fruits Corporation. This designation created 200,000,000 shares, no stated par value, of Series A and Series B Convertible Preferred Stock. On May 18, 2006, we filed with the Nevada Secretary of State and Articles of Exchange to redomicile from Delaware State to Nevada State, the designation regarding the Rights and Preferences of Preferred Stock remains unchanged except that the par value of Preferred Stock was changed to $.001. A Certificate of Designation was filed with the Nevada Secretary of State accordingly.

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

(11)

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

Number of Holders

As of April 10, 2013, we had 3,634 common shareholders of record.

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

(12)

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the year ended December 31, 2012.

Inventory

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  The spoilage will be written-off directly to the profit and loss when it occurs. As of December 31, 2012 and 2011, the Company did not record an allowance for obsolete or spoiled inventories.

(13)

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Revenues

Gross revenues were $3,709,101 and $3,476,158 for the years ended December 31, 2012 and 2011, respectively. We generate our revenues from sales of fresh fruits and related products, including our signature tangerine. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns during the year ended December 31, 2012.

The increase in revenues by $232,943 during the year ended December 31, 2012 was due primarily to increasing traffic in our retail stores. After our efforts on marketing and brand recognition over years, more and more local customers know about our stores and turn into our regular customers. The revenue increased in 2012 was also due to the development in international markets, including Indonesia, Thailand, Dubai, and so on. The revenues generated from these three countries in 2012 were $406,180, $396,503 and $301,916, approximately 11%, 11% and 8% of total revenues, respectively.

We expect our sales to increase during 2013 as our moves toward implementing our business plan, including the increase in franchise retail stores, the increase in marketing budgets. We currently have six franchise retail stores in Beijing area, of which four stores are wholly owned by us under direct management, and two stores are managed by the franchisees. In 2013, we will evaluate the operation in the existing stores and replace those in poor performance with new stores. We expect the total number of franchise stores to be increased to seven by the end of 2013.

Income / Loss

We had net income of $128,421 for the year ended December 31, 2012, compared to net loss of $376,002 in the year of 2011. The net income during the year of 2012 was also due to the grants received from the local government in amount of $1,219,731, which was to encourage our efforts on modern agricultural development. Without the government grant, we suffered loss of $1,091,310 from operations.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the years ended December 31, 2012 and 2011 were $1,478,753 and $1,074,619, respectively. The increase in operating expenses in 2012 was attributable to the increase in selling and marketing expenses, such as advertising, shipping and handling, and exhibition expenses, etc. and the increase in general administrative expenses.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. During the year ended December 31, 2012, we had $3,053,873 in cost of goods sold, or 82.3% of sales revenue. During the year ended December 31, 2011, we had $2,943,600 in cost of goods sold, or 84.7% of sales revenue. The gross margin of fresh fruits products typically ranges between 5-10%.We expect to reduce the cost of goods sold through collaboration with more non-related suppliers, which will also help us to reduce the risk of concentration.

(14)

Liquidity and Capital Resources

Cash flows provided by operating activities were $740,564 for the year ended December 31, 2012, compared to cash flows of $1,646,362 used in operating activities for the year ended December 31, 2011. Positive cash flows from operations in 2012 were due primarily to net income of $128,421, plus the decrease in inventories in the amount of $260,351 and the increase in other payables and accrued liabilities by $352,341, partially offset by the increase in accounts receivable by $269,411, and the decrease in accounts payable and tax payable in amounts of $66,864 and 16,405, respectively.

Negative cash flows from operations in 2011 were due primarily to the net loss of $376,002, plus the increase in accounts receivable and prepaid expenses in the amount of $244,438 and $1,142,878, respectively, and the decrease in other payables and accrued liabilities in an amount of $17,725, partially offset by the increase in accounts payable by $57,326.

Cash flows used in investing activities were $1,022,805 and $836,576 during the years ended December 31, 2012 and 2011, respectively, due primarily to construction in progress, which was $683,470 and $688,005 during the year of 2012 and 2011, respectively, and purchase of property and equipment, which was $355,173 and $148,571 during the year of 2012 and 2011, respectively, offset by proceeds of $15,838 from disposal of fixed assets in 2012.

Cash flows used in financing activities were $189,091 for the year ended December 31, 2012, compared to cash flows of $2,668,910 provided by financing activities for the year ended December 31, 2011. Negative cash flows from financing activities in 2012 were due primarily to payments of $2,187,175 on notes payable, offset by the proceeds of $1,878,118 from notes payable, advance from a third party in amount of $24,566, and due to stockholders by $95,400.

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

Overall, we have funded our cash needs from inception through December 31, 2012 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $47,399 on hand as of December 31, 2012. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from operating activities and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,000,000 per year starting in 2013. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $32,201 in fiscal 2012. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	2012	2011

Balance sheet items, except for the registered and paid-up capital as of December 31, 2012 and 2011	USD 0.161:RMB 1	USD 0.151:RMB 1
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31, 2012 and 2011	USD 0.158:RMB 1	USD 0.155:RMB 1

(16)

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of China Fruits Corporation

We have audited the accompanying consolidated balance sheets of China Fruits Corporation and Subsidiaries (the “Company”) as of December 31, 2012 and 2011 and related consolidated statements of operations, stockholders’ deficit, comprehensive income and cash flows for each of the years in the two-year period ended December 31, 2012 and 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Fruits Corporation and Subsidiaries as of December 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

Schaumburg, IL

April 12, 2013

(17)

China Fruits Corpration And Subsidiaries
Audited Condensed Consolidated Balance Sheets
As of December 31, 2012 and 2011
(Expresed in US Dollars, except for number of shares)

ASSETS
	12/31/2012	12/31/2011
CURRENT ASSETS
Cash and cash equivalents	$47,399	$518,850
Accounts receivable, trade	654,087	376,926
Receivable from third parties	126,427	149,601
Inventories	122,986	382,306
Prepayment and Deferred expense	1,549,673	1,477,402
Refundable tax	99,146	149,313
TOTAL CURRENT ASSETS	2,599,718	3,054,398

PLANT AND EQUIPMENT, NET	3,644,221	2,931,885

OTHER ASSETS	2,247	5,346

TOTAL ASSETS	$6,246,186	$5,991,629

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,024	$67,968
Loan and related party payable	40,130	39,677
Notes payable-current portion	2,407,782	2,253,646
Customer deposit	553,071	335,570
Accrued liabilities and payroll tax liabilities	227,530	100,177

TOTAL CURRENT LIABILITIES	3,229,537	2,797,038

LONG-TERM LIABILITIES
Note Payable-Long term	219,911	653,875
Due to stockholders	305,333	209,933
TOTAL LONG-TERM LIABILITIES	525,244	863,808

TOTAL LIABILITIES	3,754,781	3,660,846

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized, 13,150 shares issued	13	13
and outstanding as of December 31, 2012 and 2011, respectively
Series B; par value $0.001, voting; 50,000,000 shares authorized, 12,100,000 shares issued	12,100	12,100
and outstanding as of December 31, 2012 and 2011, respectively
Common stock, par value $.001, 100,000,000 shares authorized, 49,951,223 shares issued	49,951	49,951
and outstanding as of December 31, 2012 and 2011, respectively
Additional paid-in capital	3,789,864	3,789,864
Statutory reserve	129,636	62,719
Accumulated other comprehensive income	421,808	389,607
Accumulated (deficit)	(1,911,967)	(1,973,471)
TOTAL STOCKHOLDERS' EQUITY	2,491,405	2,330,783

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,246,186	$5,991,629

The accompanying notes are an integral part of these consolidated financial statements

(18)

China Fruits Corpration And Subsidiaries
Audited Condensed Consolidated Statements of Operations
For The Years Ended December 31, 2012 and 2011
(Expresed in US Dollars, except for number of shares)

	For the years ended
	12/31/2012	12/31/2011
REVENUES:
Sales	$3,709,101	$3,476,158
Cost of goods sold	3,053,873	2,943,600
GROSS PROFIT	655,228	532,558

OPERATING EXPENSES:
Selling and marketing	545,456	446,961
Professional and legal expenses	94,700	95,264
General and administrative	838,597	532,394
TOTAL OPERATING EXPENSES	1,478,753	1,074,619

(LOSS) FROM CONTINUING OPERATIONS	(823,525)	(542,061)

OTHER INCOME (EXPENSE):
Interest income	—	—
Interest expenses	(143,936)	(121,343)
Government & other grant	1,219,731	297,761
Loss from disposal of fixed assets	(143,806)	—
Other	19,957	(10,359)
TOTAL OTHER INCOME (EXPENSES)	951,946	166,059

INCOME(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$128,421	$(376,002)

Income tax expense	—	—

NET (LOSS)	$128,421	$(376,002)

Other comprehensive income
- Foreign currency translation gain (loss)	$32,201	131,817

COMPREHENSIVE (LOSS)	$160,622	$(244,185)

(Loss) per common share:
Basic	**	$(0.01)

Weighted average number of common shares outstanding
Basic	49,951,223	44,365,456

**Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements.

(19)

China Fruits Corpration And Subsidiaries
Audited Consolidated Statements of Stockholders Equity
For the Years Ended December 31, 2012 and 2011
(Expresed in US Dollars, except for number of shares)
	Series"A"	Preferred	Series "B"	Preferred	Common stock		Additional	Statutory	Accumulated other comprehensive	Accumulated	Total
	shares	Amount	shares	Stock	shares	Amount	Paid-in Capital	reserve	income(loss)	deficit	Equity

Balances as of December 31, 2010	13,150	$13	12,100,000	$12,100	38,779,689	$38,779	$3,465,890	$16,805	$257,790	($1,551,555)	$2,239,822

New common stock issued for liabilities					11,171,534	11,172	323,974				335,146
Foreign currency adjustment									131,817		131,817
Statutory reserve allocation								45,914		(45,914)	—
Net (loss)										(376,002)	(376,002)
Balances as of December 31, 2011	13,150	$13	12,100,000	$12,100	49,951,223	$49,951	$3,789,864	$62,719	$389,607	($1,973,471)	$2,330,783

Foreign currency adjustment									32,201		32,201
Statutory reserve allocation								66,917		(66,917)	—
Net (loss)										128,421	128,421
Balances as of December 31, 2012	13,150	$13	12,100,000	$12,100	49,951,223	$49,951	$3,789,864	$129,636	$421,808	($1,911,967)	$2,491,405

The accompanying notes are an integral part of these consolidated financial statements

(20)

China Fruits Corpration And Subsidiaries
Audited Condensed Consolidated Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011
(Expresed in US Dollars)

	For the years ended
	12/31/2012	12/31/2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	128,421	(376,002)

Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation	208,698	148,247
Loss from disposal of fixed assets	143,806	—
(Increase) decrease in operating assets:
Accounts receivable	(269,411)	(244,438)
Inventories	260,351	(75,279)
Other assets	3,120	(4,333)
Prepaid expenses and other current assets	(3,493)	(1,142,878)
Increase (decrease) in operating liabilities:
Accounts payable	(66,864)	57,326
Other payables and accrued liabilities	352,341	(17,725)
Tax payable	(16,405)	8,720
Deferred income	—	—
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	740,564	(1,646,362)

CASH FLOWS FROM INVESTING ACTIVITIES

Construction in progress	(683,470)	(688,005)
Purchase of property and equipment	(355,173)	(148,571)
Proceeds from disposal of property and equipment	15,838	—
NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES	(1,022,805)	(836,576)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	—	89,283
Advance from (to) a third party	24,566	1,377,101
Proceeds from Notes Payable	1,878,118	2,909,587
Payments on Notes Payable	(2,187,175)	(1,857,183)
Proceeds from issuance of note payable-related party	—	150,122
Due to stockholders	95,400	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	(189,091)	2,668,910

Foreign currency translation adjustment	(119)	20,660

NET INCREASE IN CASH AND CASH EQUIVALENTS	(471,451)	206,632

CASH AND CASH EQUIVALENTS:
Beginning of period	$518,850	$312,218

End of period	$47,399	$518,850

Supplemental disclosures of cash flow information:
Cash paid for interest	$142,831	$116,567
Cash paid for income taxes	$—	$4,064

The accompanying notes are an integral part of these consolidated financial statements

(21)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the year ended December 31, 2012.

Cost of revenue

Cost of revenues consists primarily of material costs, direct labor, depreciation and overheads, which are directly attributable to the manufacture of products and the provision of services.

(23)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Expressed in USD)

Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness and the economic environment. As of December 31, 2012 and 2011, the Company did not record an allowance for uncollectible accounts.

Inventories

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  The spoilage will be written-off directly to the profit and loss when it occurs. As of December 31, 2012 and 2011, the Company did not record an allowance for obsolete or spoiled inventories.

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

Impairment of long lived assets

The Company evaluated the recoverability of its property, plant, equipment, and other long-lived assets in accordance with FASB ASC 360, “Property, Plant and Equipment”, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments of these types of assets were recognized during the years ended December 31, 2012 and 2011.

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

(24)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Expressed in USD)

Net loss per share

The Company reports earnings (loss) per share in accordance with FASB Accounting Standards Codification 260 “Earnings per Share” (“ASC 260”). This statement requires dual presentation of basic and diluted earnings (loss) with a reconciliation of the numerator and denominator of the earnings (loss) per share computations. Basic earnings per share amounts are based on the weighted average shares of common outstanding. If applicable, diluted earnings per share assume the conversion, exercise or issuance of all common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. Accordingly, this presentation has been adopted for the periods presented. There were no adjustments required to net income for the periods presented in the computation of diluted earnings per share.

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

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. A material related party transaction has been identified in Note 12 in the financial statements.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification (“ASC”) for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB ASC (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2012 and 2011 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the years ended December 31, 2012 and 2011, respectively.

(25)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Expressed in USD)

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

In May 2011, FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively.  The adoption of this standard did not materially expand its financial statement note disclosures.

In June 2011, FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company reviewed ASU 2011-05 to ascertain its impact on the Company’s financial position, results of operations or cash flows as it only required a change in the format of the current presentation.

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

In December 2011, FASB issued Accounting Standards Update 2011-11, “Balance Sheet - Disclosures about Offsetting Assets and Liabilities” to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet. The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement. The new disclosure requirements relating to this update are retrospective and effective for annual and interim periods beginning on or after January 1, 2013. The update only requires additional disclosures, as such, the adoption of this standard had no a material impact on its results of operations, cash flows or financial condition.

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

(26)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Expressed in USD)

 3. ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales is cash on delivery, or secured by customer deposits. A small portion of our revenues is on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. The Company did not experience significant losses from uncollectible accounts in the past; accordingly, the management has determined that allowance was $6,301 and $0 as of December 31, 2012 and 2011, respectively.

	As of December 31,
	2012	2011

Accounts receivable, gross	660,388	376,926
Less: allowance for doubtful accounts	6,301	-0-
Accounts receivable, net	654,087	376,926

4. RECEIVABLE FROM THIRD PARTIES

The Company advances money to several third parties during business operation, $80,259 as deposit for tangerine purchase. These receivables bear no interest and due on demand, except otherwise noted. As of December 31, 2012 and 2011, the balances of receivable from third parties consisted of the following:

	As of December 31,
	2012	2011

Third party advances	126,427	117,860
Bank security deposit	0	31,741
Receivable from third parties	126,427	149,601

5. INVENTORIES

Inventories as of December 31, 2012 and 2011 consisted of the following:

	As of December 31,
	2012	2011

Raw materials	26,780	339,205
Finished goods	96,206	43,101
	122,986	382,306

The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. Accordingly, the Company did not record an allowance for obsolete inventories as of December 31, 2012 and 2011, respectively, nor have there been any write-offs during the years ended December 31, 2012 and 2011, respectively.

The spoilage will be written-off directly to the profit and loss when it occurs. The spoilage rate is approximately 1 ‰ of average inventory. The Company did not record an allowance for spoilage as of December 31, 2012 and 2011, respectively.

(27)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Expressed in USD)

6. PREPAYMENT

As of December 31, 2012 and 2011, the Company had prepayment of $1,549,673 and $1,477,402, respectively, consisted of the following:

	As of December 31,
	2012	2011

Paid in advance (production)	1,495,898	1,382,623
Prepaid rent	53,775	94,779
	1,549,673	1,477,402

7. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2012 and 2011 consisted of the following:

	As of December 31,
	2012	2011

Plant and machinery	4,046,993	2,869,734
Construction in progress	0	645,680
Furniture, fixture and equipment	409,620	60,325
	4,456,613	3,575,739
Less: accumulated depreciation	(812,392)	(643,854)
Plant and equipment, net	3,644,221	2,931,885

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction.  No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress as of December 31, 2012 was $0, representing buildings under construction.

8. LOAN AND RELATED PARTY PAYABLE

As of December 31, 2012 and 2011, the Company had loans payable to related party of $40,130 and $39,677, respectively. These loans bear no interest and are due within one year.

9. NOTES PAYABLE – CURRENT PORTION

As of December 31, 2012 and 2011, the Company had short-term loan of $2,407,782 and $2,253,646, respectively, from various local banks. The detailed terms were set forth as follows:

	As of December 31,
	2012	2011

Bank of China, 7.8% annual interest, due on November 17, 2013	1,605,188	1,587,075

Industrial and Commercial Bank of China, 7.544% annual interest, due on December 6, 2012	0	317,415

Nanfeng County Hongli Small Fund Co., Ltd, 18% annual interest, due on February 11, 2012	0	285,673

Note payable to related party, zero interest, due on May 19, 2012	0	63,483
Note payable to third party, zero interest, due on March 7, 2013	288,934	0
Note payable to third party, zero interest, due on December, 2013	8,026	0
Local Government, zero interest, due on no later than November 30, 2013	505,634	0
	2,407,782	2,253,646

10. CUSTOMER DEPOSIT

As of December 31, 2012 and 2011, the Company had customer deposits of $553,071 and $335,570, respectively, representing payments received for orders not yet shipped.

(28)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Expressed in USD)

11. ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2012 and 2011consisted of following:

	As of December 31,
	2012	2011

Salary and welfare payable	105,840	13,393
Tax payable	5,496	0
Accrued expenses	116,194	86,784
	227,530	100,177

12. NOTE PAYABLE – LONG TERM

Long-term notes payable as of December 31, 2012 and 2011 consisted of following:

	As of December 31,
	2012	2011

Note payable to related party, zero interest, due on March 31, 2014	64,208	0
Note payable to related party, zero interest, due on February 28, 2014	155,703	153,946
Local Government, zero interest, due on no later than November 30, 2013	0	499,929
	219,911	653,875

13. AMOUNT DUE TO STOCKHOLDERS

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding was $305,333 and $209,933 as of December 31, 2012 and 2011, respectively. The balance due to stockholders was not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

14. CAPITAL TRANSACTIONS

Pursuant to a conversion agreement dated June 30, 2011, the stockholders agreed to settle the amount of $335,146 in advances due as of December 31, 2009 in exchange for a total of 11,171,534 shares of Common Stock issued by the Company at the market price of $0.03 per share.

15. CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries, Tai Na and Tai Na Beijing, are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Tai Na and Tai Na Beijing are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $56,311 and $42,829 for the years ended December 31, 2012 and 2011, respectively.

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

For the years ended December 31, 2012 and 2011, Tai Na and Tai Na Beijing contributed $66,917 and $45,914 respectively to statutory reserve.

(29)

 CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The components of (loss) income before income taxes separating U.S. and PRC operations are as follows:

	2012	2011

Loss subject to U.S. operation	$(94,700)	$(95,332)
Government & other grant subject to tax exempt	1,219,731	297,761
Loss subject to PRC operation	(996,610)	(578,431)
Income (loss) before income taxes	$128,421	$(376,002)

United States of America

The Company is registered in the State of Nevada and is subject to United States of America tax law.

As of December 31, 2012, the U.S. operation had net operating losses of $1,979,085 available for federal tax purposes, which are available to offset future taxable income.  The net operating loss carry forwards begin to expire in 2032.  The Company has provided for a full valuation allowance for any future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The PRC

The reconciliation of income tax rate to the effective income tax rate based on income before income taxes stated in the consolidated statement of operations for the years ended December 31, 2012 and 2011 is as follows:

	2012	2011

Income (loss) before income taxes	$223,121	$(280,670)
Government & other grant subject to tax exempt	1,219,731	297,761
Loss subject to PRC operation	(996,610)	(578,431)
Statutory income tax rate	25%	25%
Expenses not deductible for tax purposes:	—	—
- Provisions
Effect of tax losses	—	—

Income tax expense	$—	$—

The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
- Net operating loss carryforwards	$672,889	$640,691
Less: valuation allowance	(672,889)	(640,691)
Deferred tax assets	$-	$-

For the years ended December 31, 2012 and 2011, valuation allowances of $672,889 and $640,691 were provided to the deferred tax assets due to the uncertainty surrounding their realization.

The following table reconciles the U.S. statutory rate to the Company’s effective tax rate:

	2012	2011

U.S. Statutory rate	34%	34%
Foreign income not recognized in USA	(34)	(34)
China income taxes	25	25
China exemption	(25)	(25)
Total provision for income taxes	$-	$-

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

Because the Company has no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2012 and 2011.

(30)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Expressed in USD)

18. GOVERNMENT & OTHER GRANTS

For the years ended December 31, 2012 and 2011, the Company received grants and rewards from local government and other resources in amount of $1,219,731 and $297,761, respectively. The governmental grants were to encourage the Company’s efforts on modern agricultural development. These grants were interest-free and bear no repayment requirements.

19. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the years.  There were no dilutive earnings per share for the year ended December 31, 2012 due to immateriality.

The following table sets forth the computation of basic net loss per share for the years indicated:

	2012	2011
Numerator:
- Net loss	$128,421	$(376,002)

Denominator:
- Weighted average common shares outstanding	49,951,223	44,365,456

Basic loss per share	**	$(0.01)

** Less than $.01

20. CONCENTRATION AND RISK

(a) Major customers

For the years ended December 31, 2012 and 2011, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the year ended December 31, 2012, major customers and vendors with their revenues and purchases are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$406,180	11%		$329,392
Customer B		396,503	11%
Customer C		301,916	8%		316,904
Customer D		158,496	4%		-
Customer E		70,898	2%		-
	Total	$1,333,993	36%	Total:	$646,296

For the year ended December 31, 2011, major customers and vendors with their revenues and purchases are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$694,462	20%		$257,634
Customer B		405,819	12%		52,729
Customer C		112,584	3%		10,999
Customer D		36,123	1%		-
Customer E		16,720	0.4%		-
	Total	$1,265,708	36.4%	Total:	$321,363

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

(31)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

(Expressed in USD)

21. COMMITMENT AND CONTINGENCIES

The Company rented plant, office, and retailing spaces under a non-cancelable operating lease agreement. On March 3, 2012, the Company entered into a five-year lease agreement for warehouse and logistic space to store, pack and deliver fresh fruits. The lease term is from March 10, 2012 through March 9, 2017, and the total rental payment is approximately $712,420. Accordingly, the future four years minimum rental payments required as of December 31 are as follows:

Year ended December 31	Lease payment
2013	$126,652
2014	$142,484
2015	$158,316
2016	$174,147
Total	$601,599

For the year ended December 31, 2012, rental expense was $110,821.

22. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2012, the Company had an accumulated deficit of $1,911,967. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2013.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

23. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2012 to the date these consolidated financial statements were issued. In addition to the transactions disclosed below, the Company does not have other material subsequent events to disclose in these financial statements.

(32)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in and disagreements with accountants on accounting and financial disclosure in the past two fiscal years.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Conclusions regarding disclosure controls and procedures. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2012, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal control over financial reporting.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

(c)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date to Start
Chen, Quan Long	53	President, Chief Executive Officer and Chairman	June 1, 2006
Li, Ze	30	Chief Financial Officer	September 1, 2011

Chen, Quan Long - President, Chief Executive Officer and Chairman

Mr. Chen, Quan Long, aged 53, obtained a Master of Business Administration degree at Beijing University. His prior work experience is primarily in corporate. He was chairman of Fei Huan Group, a corporation organized and existing under the laws of the Peoples' Republic of China ("Fei Huan Group"), from October 1988 to December 2001. Since January 2002, he was Chairman of Fei Huan Wine, Inc., an affiliate of Fei Huan Group. Mr. Chen’s duties with Fei Huan Group included management of their beverage processing and distribution. Mr. Chen is a member of the Chinese Entrepreneurial Association.

Li, Ze - Chief Financial Officer

Mr. Li, Ze, aged 30, received his bachelor degree in business administration from Northern Industrial University, major in Accounting. From July 2006 through March 2009, Mr. Li worked as accountant in Beijing Agricultural, Industrial & Commercial Trading Company. Prior to the appointment as our Chief Financial Officer, Mr. Li has worked as senior accountant, assistant manager, and manager of Accounting Department in Tai Na International Fruits (Beijing) Co. Ltd. since June 2009. Mr. Li has systematic knowledge about accounting and finance. He is experienced in accounting regulations, rules and policies, sophisticated in taxation, corporate finance and internal control system.

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

(34)

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2012, 2011 and 2010, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Chen, Quan Long President, CEO & Chairman	2012	$8,559	0	0	0	0	0	0	$8,559
	2011	$7,260	0	0	0	0	0	0	$7,260
	2010	$9,080	0	0	0	0	0	0	$9,080

Li, Ze Chief Financial Officer	2012	$7,608	0	0	0	0	0	0	$7,608
	2011	$6,355	0	0	0	0	0	0	$6,355

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

(35)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

As of April 10, 2013, we had 3,634 stockholders of record and 49,951,223 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding. The following table sets forth as of April 10, 2013, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Director, nominee and executive officer; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 49,951,223 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding as of April 10, 2013.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF APRIL 10, 2013

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, Lake & Associates CPA’s LLC (“Lake”), for our audit of the annual financial statements for the years ended December 31, 2012 and 2011. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2012(2)	2011 (3)

Audit Fees (1)	$ 40,500	$ 40,500
Audit-Related Fees (4)	--	--
Tax Fees (5)	--	--
All Other Fees (6)	--	--
Total Accounting Fees and Services	$ 40,500	$ 40,500

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown in 2012 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2012, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2013.

(3)	The amounts shown in 2011 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2011, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2012.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

    (a) On December 31, 2012, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

(37)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of China Fruits Corp. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2012

Statements of Operations - for the years ended December 31, 2012 and 2011

Statements of Cash Flows - for the years ended December 31, 2012 and 2011

Statements of Stockholders’ Equity - for the years ended December 31, 2012 and 2011

Notes to Financial Statements

2. Exhibits

14.1 Code of Ethics *

31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1. Section 1350 Certifications of Chief Executive Officer

32.2. Section 1350 Certifications of Chief Financial Officer

* Filed previously.

(b)	Reports on Form 8-K

None.

(38)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

China Fruits Corporation

Date: April 12, 2013

/s/ Chen, Quan Long
Chen, Quan Long
President