Form 10-Q
period 2013-03-31
China Fruits Corp
filed 2013-05-15
CIK 1029802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer	☐
Non-accelerated filer	(Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).

Yes [ ] No [x]

Number of shares of common stock, par value $.001, outstanding as of May 13, 2013: 49,951,223

Number of shares of preferred stock outstanding as of May 13, 2013:

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

(1)

(2)

ITEM 1. FINANCIAL STATEMENTS

China Fruits Corpration And Subsidiaries
Condensed Consolidated Balance Sheets
As of March 31, 2013 and December 31, 2012
(Unaudited)

ASSETS
	3/31/2013	12/31/2012
CURRENT ASSETS
Cash and cash equivalents	$103,844	$47,399
Accounts receivable, trade	339,254	654,087
Receivable from third parties	166,943	126,427
Inventories	165,696	122,986
Prepayment and Deferred expense	1,461,458	1,549,673
Refundable tax	111,561	99,146
TOTAL CURRENT ASSETS	2,348,756	2,599,718

PLANT AND EQUIPMENT, NET	3,606,139	3,644,221

OTHER ASSETS	1,877	2,247

TOTAL ASSETS	$5,956,772	$6,246,186

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$33,124	$1,024
Loan and related party payable	40,223	40,130
Notes payable-current portion	2,260,514	2,407,782
Customer deposit	605,648	553,071
Accrued liabilities and payroll tax liabilities	197,938	227,530

TOTAL CURRENT LIABILITIES	3,137,447	3,229,537

LONG-TERM LIABILITIES
Note payable-long term	220,420	219,911
Due to stockholders	362,997	305,333
TOTAL LONG-TERM LIABILITIES	583,417	525,244

TOTAL LIABILITIES	3,720,864	3,754,781

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized, 13,150 shares issued	13	13
and outstanding as of March 31, 2013 and December 31, 2012, respectively
Series B; par value $0.001, voting; 50,000,000 shares authorized, 12,100,000 shares issued	12,100	12,100
and outstanding as of March 31, 2013 and December 31, 2012, respectively
Common stock, par value $.001, 100,000,000 shares authorized, 49,951,223 shares issued	49,951	49,951
and outstanding as of March 31, 2013 and December 31, 2012, respectively
Additional paid-in capital	3,789,864	3,789,864
Statutory reserve	129,636	129,636
Accumulated other comprehensive income	428,057	421,808
Accumulated (deficit)	(2,173,713)	(1,911,967)
TOTAL STOCKHOLDERS' EQUITY	2,235,908	2,491,405

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,956,772	$6,246,186

The accompanying notes are an integral part of these consolidated financial statements

(3)

China Fruits Corpration And Subsidiaries
Condensed Consolidated Statements of Operations
For The Three Months Ended March 31, 2013 and 2012
(Unaudited)

	For the three months ended
	March 31, 2013	March 31, 2012
REVENUES:
Sales	$739,222	$1,028,639
Cost of goods sold	624,075	918,827
GROSS PROFIT	115,147	109,812

OPERATING EXPENSES:
Selling and marketing	161,647	236,334
Professional and legal expenses	17,614	17,050
General and administrative	227,070	185,864
TOTAL OPERATING EXPENSES	406,331	439,248

(LOSS) FROM CONTINUING OPERATIONS	(291,184)	(329,436)

OTHER INCOME (EXPENSE):
Interest expenses	(31,826)	(38,512)
Government & other grant	55,438	256,805
Other	5,826	30,694
TOTAL OTHER INCOME (EXPENSES)	29,438	248,987

INCOME(LOSS) FROM CONTINUING OPERATIONS BEFOR INCOME TAXES	(261,746)	$(80,449)

Income tax expense	—

NET (LOSS)	$(261,746)	$(80,449)

Other comprehensive income
- Foreign currency translation gain (loss)	$6,249	2,548

COMPREHENSIVE (LOSS)	$(255,497)	$(77,901)

(Loss) per common share:
Basic	$(0.01)	**

Weighted average number of common shares outstanding
Basic	49,951,223	49,951,223

**Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements

(4)

China Fruits Corpration And Subsidiaries
Condensed Consolidated Statements of Cash Flows
For The Three Months Ended March 31, 2013 and 2012
(Unaudited)

	For the three months ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(261,746)	(80,449)

Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation	66,718	27,472
(Increase) decrease in operating assets:
Accounts receivable	321,286	208,741
Inventories	(42,371)	356,301
Other assets	375	2,011
Prepaid expenses and other current assets	79,503	(50,369)
Increase (decrease) in operating liabilities:
Accounts payable	26,723	(34,209)
Other payables and accrued liabilities	21,119	438,587
Tax payable	69	92,379
Deferred income	—	298,020
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	211,676	1,258,484

CASH FLOWS FROM INVESTING ACTIVITIES

Construction in progress	—	(90,962)
Purchase of property and equipment	(20,249)	(7,548)
Proceeds from disposal of property and equipment	—	28,811
NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES	(20,249)	(69,698)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (to) a third party	(40,172)	(886,927)
Payments on Notes Payable	(152,655)	(285,338)
Payments on Notes Payable - related party	—	(153,766)
Due to stockholders	57,664	32,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	(135,163)	(1,293,231)

Foreign currency translation adjustment	181	311

NET INCREASE IN CASH AND CASH EQUIVALENTS	56,445	(104,134)

CASH AND CASH EQUIVALENTS:
Beginning of period	$47,399	$518,850

End of period	$103,844	$414,716

Supplemental disclosures of cash flow information:
Cash paid for interest	$31,334	$35,530
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

(5)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2012 and 2011 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2012.

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

CHFR, Tai Na and Tai Na Beijing are hereinafter referred to as (the “Company”).

(6)

3. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2013-07, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

4. ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales is cash on delivery, or secured by customer deposits. A small portion of our revenues is on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. The Company did not experience significant losses from uncollectible accounts in the past; accordingly, the management has determined that allowance was $6,316 and $6,301 as of March 31, 2013 and December 31, 2012, respectively.

	As of
	3/31/2013	12/31/2012

Accounts receivable, gross	345,570	660,388
Less: allowance for doubtful accounts	6,316	6,301
Accounts receivable, net	339,254	654,087

5. RECEIVABLE FROM THIRD PARTIES

The Company advances money to several third parties during business operation. These receivables bear no interest and due on demand, except otherwise noted. As of March 31, 2013 and December 31, 2012, the balances of receivable from third parties consisted of the following:

	As of
	3/31/2013	12/31/2012

Third party advances	166,943	126,427
Bank security deposit	0	0
Receivable from third parties	166,943	126,427

6. INVENTORIES

Inventories as of March 31, 2013 and December 31, 2012 consisted of the following:

	As of
	3/31/2013	12/31/2012

Raw materials	0	26,780
Finished goods	165,696	96,206
	165,696	122,986

The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. Accordingly, the Company did not record an allowance for obsolete inventories as of March 31, 2013 and December 31, 2012, respectively, nor have there been any write-offs during the three months ended March 31, 2013.

The spoilage will be written-off directly to the profit and loss when it occurs. The spoilage rate is approximately 1 ‰ of average inventory. The Company did not record an allowance for spoilage as of March 31, 2013 and December 31, 2012, respectively.

(7)

7. PREPAYMENT

As of March 31, 2013 and December 31, 2012, the Company had prepayment of $1,461,458 and $1,549,673, respectively, consisted of the following:

	As of
	3/31/2013	12/31/2012

Paid in advance (production)	1,369,884	1,495,898
Prepaid rent	91,574	53,775
	1,461,458	1,549,673

8. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of March 31, 2013 and December 31, 2012 consisted of the following:

	As of
	3/31/2013	12/31/2012

Plant and machinery	3,857,549	4,046,993
Furniture, fixture and equipment	629,665	409,620
	4,487,214	4,456,613
Less: accumulated depreciation	(881,075)	(812,392)
Plant and equipment, net	3,606,139	3,644,221

9. LOAN AND RELATED PARTY PAYABLE

As of March 31, 2013 and December 31, 2012, the Company had loans payable to related party of $40,223 and $40,130, respectively. These loans bear no interest and are due within one year.

10. NOTES PAYABLE – CURRENT PORTION

As of March 31, 2013 and December 31, 2012, the Company had short-term loan of $2,260,514 and $2,407,782, respectively, from various local banks. The detailed terms were set forth as follows:

	As of
	3/31/2013	12/31/2012

Bank of China, 7.8% annual interest, due on November 17, 2013	1,608,907	1,605,188
Note payable to third party, zero interest, due on March 7, 2013	144,801	288,934
Note payable to third party, zero interest, due on December, 2013	0	8,026
Local Government, zero interest, due on no later than November 30, 2013	506,806	505,634
	2,260,514	2,407,782

(8)

11. CUSTOMER DEPOSIT

As of March 31, 2013 and December 31, 2012, the Company had customer deposits of $605,648 and $553,071, respectively, representing payments received for orders not yet shipped.

12. ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2013 and December 31, 2012 consisted of following:

	As of
	3/31/2013	12/31/2012

Salary and welfare payable	176,438	105,840
Tax payable	5,578	5,496
Accrued expenses	15,922	116,194
	197,938	227,530

13. NOTE PAYABLE – LONG TERM

Long-term notes payable as of March 31, 2013 and December 31, 2012 consisted of following:

	As of
	3/31/2013	12/31/2012

Note payable to related party, zero interest, due on March 31, 2014	64,356	64,208
Note payable to related party, zero interest, due on February 28, 2014	156,064	155,703
	220,420	219,911

14. AMOUNT DUE TO STOCKHOLDERS

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding was $362,997 and $305,333 as of March 31, 2013 and December 31, 2012, respectively. The balance due to stockholders was not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

15. CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries, Tai Na and Tai Na Beijing, are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Tai Na and Tai Na Beijing are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $5,774 during the three months ended March 31, 2013.

(9)

16. GOVERNMENT & OTHER GRANTS

For the three months ended March 31, 2013 and 2012, the Company received grants and rewards from local government and other resources in amount of $55,438 and $256,805, respectively. The governmental grants were to encourage the Company’s efforts on modern agricultural development. These grants were interest-free and bear no repayment requirements.

17. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of common shares outstanding during the periods.  There were no dilutive earnings per share for the three months ended March 31, 2013 and 2012 due to net loss during the periods.

The following table sets forth the computation of basic net loss per share for the periods indicated:

	For the three months ended
	3/31/2013	3/31/2012
Numerator:
- Net loss	$(261,746)	$(80,449)

Denominator:
- Weighted average common shares outstanding	49,951,223	49,951,223

Basic loss per share	$(0.01)	**

** Less than $.01

18. CONCENTRATION AND RISK

(a) Major customers

For the three months ended March 31, 2013 and 2012, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and purchases were derived from customers and vendors located in the PRC.

For the three months ended March 31, 2013, major customers and vendors with their revenues and purchases are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$59,280	7.99%		$
Customer B		46,161	6.22%
Customer C		8,864	1.19%
Customer D		4,237	0.57%			-
Customer E		3,132	0.42%			-
	Total	$121,674	16.4%	Total:		$0

For the three months ended March 31, 2012, major customers and vendors with their revenues and purchases are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$209,830	20%
Customer B		283,694	28%		$91,589
Customer C		38,003	4%
Customer D		34,664	2%		-
Customer E		24,604	2%		-
	Total	$590,795	56%	Total:	$91,589

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(10)

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

Year ended December 31	Lease payment
2013	$ 126,652
2014	$ 142,484
2015	$ 158,316
2016	$ 174,147
Total	$ 601,599

For the three months ended March 31, 2013, rental expense was $88,222

20. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2013, the Company had an accumulated deficit of $2,173,713. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2013.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

21. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2013 to the date these consolidated financial statements were issued. In addition to the transactions disclosed below, the Company does not have other material subsequent events to disclose in these financial statements.

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

(13)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Revenues

Gross revenues were $739,222 and $1,028,639 for the three months ended March 31, 2013 and 2012, respectively. We generate our revenues from sales of fresh fruits and related products, including our signature tangerine. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns during the three months ended March 31, 2013 and 2012.

The decrease in revenues by $289,417, or approximately 28%, during the three months ended March 31, 2013 compared to the same period in 2012 was due primarily to the impact from severe weather. Our production of the tangerine decreased significantly in last few months, resulting in the decrease in oversea sales.

We expect our sales to increase during the second half of 2013 as our moves toward implementing our business plan, including the increase in franchise retail stores, the increase in marketing budgets. We currently have six franchise retail stores in Beijing area, of which four stores are wholly owned by us under direct management, and two stores are managed by the franchisees. In 2013, we will evaluate the operation in the existing stores and replace those in poor performance with new stores. We expect the total number of franchise stores to be increased to seven by the end of 2013.

Net Income / (Loss)

We had net loss of $261,746 for the three months ended March 31, 2013, increased by $181,297, compared to net loss of $80,449 for the three months ended March 31, 2012. The increase in net loss was due to the decrease in revenues during the first quarter of 2013 as discussed above. In addition, the grants received from the local government to encourage our efforts on modern agricultural development were $55,438 during current period, compared to $256,805 during the same period in 2012.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three months ended March 31, 2013 and 2012 were $406,331 and $439,248, respectively. The slight decrease in the first quarter of 2013 was attributable to the decrease in selling and marketing expenses, such as advertising, shipping and handling, and exhibition expenses.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. During the three months ended March 31, 2013, we had $624,075 in cost of goods sold, or 84.4% of sales revenue. During the three months ended March 31, 2012, we had $918,827 in cost of goods sold, or 89.3% of sales revenue. The gross margin of fresh fruits products typically ranges between 5-10%.We expect to reduce the cost of goods sold through collaboration with more non-related suppliers, which will also help us to reduce the risk of concentration.

(14)

Liquidity and Capital Resources

Cash flows provided by operating activities were $211,676 and $1,258,484 for the three months ended March 31, 2013 and 2012, respectively. Positive cash flows from operations for the three months ended March 31, 2013 were due primarily to the decrease in accounts receivable in the amount of $321,286, the decrease in prepaid expenses by $79,503, plus the increase in accounts payable by $26,723, and the increase in other payable and accrued liabilities by $21,119, offset by the net loss of $261,746, and the increase in inventories by $42,371. Positive cash flows from operations for the three months ended March 31, 2012 were due primarily to the decrease in accounts receivable and inventories in the amount of $208,741 and $356,301, respectively, plus the increase in other payable and accrued liabilities by $438,587, and the increase in deferred income by $298,020, partially offset by the net loss of $80,449.

Cash flows used in investing activities were $20,249 during the three months ended March 31, 2013 due primarily to the purchase of property and equipment. Comparatively, cash flows used in investing activities were $69,698 during the three months ended March 31, 2012 consisting of $90,962 used in construction in progress and $7,548 used in purchase of property and equipment, offset by proceeds of $28,811 from disposal of fixed assets.

Cash flows used in financing activities were $135,163 and $1,293,231 during the three months ended March 31, 2013 and 2012, respectively. Negative cash flows from financing activities in the first quarter of 2013 were due primarily to the advance to a third party in an amount of $40,172, plus the payments of $152,655 on notes payable. Negative cash flows from financing activities in the first quarter of 2012 were due primarily to the advance to a third party in an amount of $886,927, the payments on notes payable in total amount of $439,104, of which $153,766 was to related parties loan.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1,000,000 for the year of 2013.

Overall, we have funded our cash needs from inception through March 31, 2013 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $103,844 on hand as of March 31, 2013. Currently, we do not have enough cash to fund our operations for the next twelve months. This is based on current cash flows from operating activities, projected revenues and working capital deficit. We will need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,000,000 per year starting in 2013. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the three months ended March 31, 2013 and 2012.

Inventory

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  The spoilage will be written-off directly to the profit and loss when it occurs. As of March 31, 2013, the Company did not record an allowance for obsolete or spoiled inventories.

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

Off-balance sheet arrangements

We have not entered into, nor do we expect to enter into, any off-balance sheet arrangements.  We also have not entered into any financial guarantees or other commitments to guarantee the payment obligations of third parties.  In addition, we have not entered into any derivative contracts that are indexed to our equity interests and classified as shareholders’ equity.  Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.  We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or that engages in leasing, hedging or research and development services with us.

(16)

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2013, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2013, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(17)

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2012.

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

Sarbanes-Oxley Act of 2002

Reports on Form 8-K filed in the first quarter of 2013

None

(18)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: May 15, 2013	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

(19)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer.

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(20)