Form 10-Q
period 2013-06-30
China Fruits Corp
filed 2013-08-13
CIK 1029802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From ____to _____

Commission File Number: 000-22373

CHINA FRUITS CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	90-0315096
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes [ ] No [x]

Number of shares of common stock, par value $.001, outstanding as of August 13, 2013: 49,951,223

Number of shares of preferred stock outstanding as of August 13, 2013:

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

(1)

(2)

ITEM 1. FINANCIAL STATEMENTS

China Fruits Corpration And Subsidiaries
Condensed Consolidated Balance Sheets
As of June 30, 2013 and December 31, 2012
(Unaudited)

ASSETS
	6/30/2013	12/31/2012
		(Audited)
CURRENT ASSETS
Cash and cash equivalents	$89,462	$47,399
Accounts receivable, trade	343,610	654,087
Receivable from third parties	486,852	126,427
Inventories	202,765	122,986
Prepayment and Deferred expense	695,570	1,549,673
Refundable tax	113,478	99,146
TOTAL CURRENT ASSETS	1,931,737	2,599,718

PLANT AND EQUIPMENT, NET	3,587,910	3,644,221

OTHER ASSETS	1,774	2,247

TOTAL ASSETS	$5,521,421	$6,246,186

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$318,724	$1,024
Loan and related party payable	263,990	40,130
Notes payable-current portion	1,491,054	2,407,782
Customer deposit	636,020	553,071
Accrued liabilities and payroll tax liabilities	129,733	227,530

TOTAL CURRENT LIABILITIES	2,839,521	3,229,537

LONG-TERM LIABILITIES
Note payable-long term (related parties)	—	219,911
Due to stockholders	391,497	305,333
TOTAL LONG-TERM LIABILITIES	391,497	525,244

TOTAL LIABILITIES	3,231,018	3,754,781

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized, 13,150 shares issued	13	13
and outstanding as of June 30, 2013 and December 31, 2012, respectively
Series B; par value $0.001, voting; 50,000,000 shares authorized, 12,100,000 shares issued	12,100	12,100
and outstanding as of June 30, 2013 and December 31, 2012, respectively
Common stock, par value $.001, 100,000,000 shares authorized, 49,951,223 shares issued	49,951	49,951
and outstanding as of June 30, 2013 and December 31, 2012, respectively
Additional paid-in capital	3,789,864	3,789,864
Statutory reserve	129,636	129,636
Accumulated other comprehensive income	463,002	421,808
Accumulated (deficit)	(2,154,163)	(1,911,967)
TOTAL STOCKHOLDERS' EQUITY	2,290,403	2,491,405

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,521,421	$6,246,186

The accompanying notes are an integral part of these consolidated financial statements

(3)

China Fruits Corpration And Subsidiaries
Condensed Consolidated Statements of Operations
For The Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

REVENUES
Sales	$854,553	$598,827	$1,593,775	$1,627,466
Cost of goods sold	695,213	489,204	1,319,288	1,408,031
GROSS PROFIT	159,340	109,623	274,487	219,435

OPERATING EXPENSES:
Selling and marketing	100,701	70,056	262,348	306,390
Professional and legal expenses	17,050	17,050	34,664	34,100
General and administrative	191,801	193,503	418,871	379,367
TOTAL OPERATING EXPENSES	309,552	280,609	715,883	719,857

(LOSS) FROM CONTINUING OPERATIONS	(150,212)	(170,986)	(441,396)	(500,422)

OTHER INCOME (EXPENSE):
Interest expenses	(27,496)	(37,936)	(59,322)	(76,448)
Government & other grant	197,478	41,248	252,916	298,053
Other	(220)	(524)	5,606	30,170
TOTAL OTHER INCOME (EXPENSES)	169,762	2,788	199,200	251,775

INCOME(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$19,550	$(168,198)	$(242,196)	$(248,647)

Income tax expense	—	—	—	—

NET (LOSS)	$19,550	$(168,198)	$(242,196)	$(248,647)

Other comprehensive income
- Foreign currency translation gain (loss)	$34,945	$(11,730)	$41,194	$(9,182)

COMPREHENSIVE (LOSS)	$54,495	$(179,928)	$(201,002)	$(257,829)

(Loss) per common share:
Basic	**	**	**	**

Weighted average number of common shares outstanding
Basic	49,951,223	49,951,223	49,951,223	49,951,223

**Less than $0.01

The accompanying notes are an integral part of these consolidated financial statements

(4)

China Fruits Corpration And Subsidiaries
Condensed Consolidated Statements of Cash Flows
For The Six Months Ended June 30, 2013 and 2012
(Unaudited)

	For the six months ended
	June 30, 2013	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	(242,196)	(248,647)

Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation	133,487	96,388
(Increase) decrease in operating assets:
Accounts receivable	323,103	300,160
Inventories	(77,261)	346,011
Other assets	503	2,381
Prepaid expenses and other current assets	857,391	8,171
Increase (decrease) in operating liabilities:
Accounts payable	309,669	1,734
Other payables and accrued liabilities	(27,047)	334,396
Tax payable	813	(7,017)
Deferred income	—	256,833
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	1,278,462	1,090,410

CASH FLOWS FROM INVESTING ACTIVITIES

Construction in progress		(90,972)
Purchase of property and equipment	(22,760)	(169,410)
Proceeds from disposal of property and equipment	—	12,121
NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES	(22,760)	(248,260)

CASH FLOWS FROM FINANCING ACTIVITIES

Advance from (to) a third party	(355,514)	(880,684)
Payments on Notes Payable	(945,345)	(285,370)
Payments on Notes Payable - related party	—	(153,783)
Due to stockholders	86,164	86,300
NET CASH PROVIDED BY FINANCING ACTIVITIES	(1,214,695)	(1,233,537)

Foreign currency translation adjustment	1,056	(897)

NET INCREASE IN CASH AND CASH EQUIVALENTS	42,063	(392,284)

CASH AND CASH EQUIVALENTS:
Beginning of period	$47,399	$518,850

End of period	$89,462	$126,566

Supplemental disclosures of cash flow information:
Cash paid for interest	$58,261	$75,600
Cash paid for income taxes	—	—

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

CHFR, Tai Na and Tai Na Beijing are hereinafter referred to as (the “Company”).

(6)

3. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2013-11, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its consolidated financial condition or the consolidated results of its operations.

4. ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales is cash on delivery, or secured by customer deposits. A small portion of our revenues is on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. The Company did not experience significant losses from uncollectible accounts in the past; accordingly, the management has determined that allowance was $6,397 and $6,301 as of June 30, 2013 and December 31, 2012, respectively.

	As of
	6/30/2013	12/31/2012

Accounts receivable, gross	350,007	660,388
Less: allowance for doubtful accounts	6,397	6,301
Accounts receivable, net	343,610	654,087

5. RECEIVABLE FROM THIRD PARTIES

The Company advances money to several third parties during business operation. These receivables bear no interest and due on demand, except otherwise noted. As of June 30, 2013 and December 31, 2012, the balances of receivable from third parties consisted of the following:

	As of
	6/30/2013	12/31/2012

Third party advances	486,852	126,427
Bank security deposit	0	0
Receivable from third parties	486,852	126,427

(7)

6. INVENTORIES

Inventories as of June 30, 2013 and December 31, 2012 consisted of the following:

	As of December 31,
	6/30/2013	12/31/2012

Raw materials	45,636	26,780
Finished goods	157,129	96,206
	202,765	122,986

The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. Accordingly, the Company did not record an allowance for obsolete inventories as of June 30, 2013 and December 31, 2012, respectively, nor have there been any write-offs during the six months ended June 30, 2013.

The spoilage will be written-off directly to the profit and loss when it occurs. The spoilage rate is approximately 1 ‰ of average inventory. The Company did not record an allowance for spoilage as of June 30, 2013 and December 31, 2012, respectively.

7. PREPAYMENT

As of June 30, 2013 and December 31, 2012, the Company had prepayment of $695,570 and $1,549,673, respectively, consisted of the following:

	As of December 31,
	6/30/2013	12/31/2012

Paid in advance (production)	567,377	1,495,898
Prepaid rent	128,193	53,775
	695,570	1,549,673

8. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of June 30, 2013 and December 31, 2012 consisted of the following:

	As of
	6/30/2013	12/31/2012

Plant and machinery	3,907,083	4,046,993
Furniture, fixture and equipment	640,167	409,620
	4,547,250	4,456,613
Less: accumulated depreciation	(959,340)	(812,392)
Plant and equipment, net	3,587,910	3,644,221

(8)

9. LOAN AND RELATED PARTY PAYABLE

As of June 30, 2013 and December 31, 2012, the Company had loans payable to related party of $263,990 and $40,130, respectively. These loans bear no interest and are due within one year.

	As of
	6/30/2013	12/31/2012

Note payable to related party, zero interest, due on demand	40,739	40,130
Note payable to related party, zero interest, due on March 31, 2014	65,183	0
Note payable to related party, zero interest, due on February 28, 2014	158,068	0
	263,990	40,130

10. NOTES PAYABLE – CURRENT PORTION

As of June 30, 2013 and December 31, 2012, the Company had short-term loan of $1,491,054 and $2,407,782, respectively, from various local banks. The detailed terms were set forth as follows:

	As of
	6/30/2013	12/31/2012

Bank of China, 7.8% annual interest, due on November 17, 2013	977,740	1,605,188
Note payable to third party, zero interest, due on March 7, 2013	0	288,934
Note payable to third party, zero interest, due on December, 2013	0	8,026
Local Government, zero interest, due on no later than November 30, 2013	513,314	505,634
	1,491,054	2,407,782

11. CUSTOMER DEPOSIT

As of June 30, 2013 and December 31, 2012, the Company had customer deposits of $636,020 and $553,071, respectively, representing payments received for orders not yet shipped.

(9)

12. ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2013 and December 31, 2012 consisted of following:

	As of
	6/30/2013	12/31/2012

Salary and welfare payable	16,955	105,840
Tax payable	6,399	5,496
Accrued expenses	106,379	116,194
	129,733	227,530

13. AMOUNT DUE TO STOCKHOLDERS

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding was $391,497 and $305,333 as of June 30, 2013 and December 31, 2012, respectively. The balance due to stockholders was not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

14. CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries, Tai Na and Tai Na Beijing, are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Tai Na and Tai Na Beijing are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $39,063 during the six months ended June 30, 2013.

15. GOVERNMENT & OTHER GRANTS

For the six months ended June 30, 2013 and 2012, the Company received grants and rewards from local government and other resources in amount of $252,916 and $298,053, respectively. The governmental grants were to encourage the Company’s efforts on modern agricultural development. These grants were interest-free and bear no repayment requirements.

(10)

16. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the periods.  There were no dilutive common stock equivalents for the six months ended June 30, 2013 and 2012, respectively, due to net losses during the periods.

The following table sets forth the computation of basic net loss per share for the three and six months ended June 30, 2013 and 2012, respectively:

	For the three months ended		For the six months ended
	6/30/2013	6/30/2012	6/30/2013	6/30/2012

Net loss	$ 19,550	$ (168,198)	$ (242,196)	$ (248,647)
Net loss per share - basic	**	**	**	**
Weighted average number of shares outstanding - basic	49,951,223	49,951,223	49,951,223	49,951,223

** Less than $.01

17. CONCENTRATION AND RISK

(a) Major customers

For the six months ended June 30, 2013 and 2012, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and 100% of the Company’s purchases were derived from customers and vendors located in the PRC.

For the six months ended June 30, 2013, major customers with their revenues are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$136,006	8.44%		$
Customer B		46,753	2.90%			46,753
Customer C		36,267	2.25%
Customer D		4,292	0.27%			-
Customer E		3,129	0.19%			-
	Total	$226,447	16.4%	Total:		$46,753

For the six months ended June 30, 2012, major customers with their revenues are presented as follows:

Customers		Revenues			Accounts Receivable
Customer A		$283,095	17.4%		$91,145
Customer B		209,388	12.9%
Customer C		72,306	4.4%
Customer D		50,987	3.1%		-
Customer E		37,923	2.3%		-
	Total	$653,699	40.2%	Total:	$91,145

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(11)

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

For the three and six months ended June 30, 2013, rental expense was $88,609 and $179,912,  respectively.

19. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2013, the Company had an accumulated deficit of $2,154,163. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2013.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

20. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2013 to the date these consolidated financial statements were issued. In addition to the transactions disclosed below, the Company does not have other material subsequent events to disclose in these financial statements.

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

(14)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Revenues

Gross revenues were $854,553 and $1,593,775 for the three and six months ended June 30, 2013, respectively, compared to gross revenues of $598,827 and $1,627,466 for the same periods ended June 30, 2012, respectively. We generate our revenues from sales of fresh fruits and related products, including our signature tangerine. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns during both three-month and six-month periods ended June 30, 2013.

The decrease in revenues by $33,691 during the first half of 2013 compared to the same period in 2012 was due primarily to the decrease in oversea sales in the first quarter of 2013. The revenues increased by $255,726 to $854,553 from $598, 827 for the three months ended June 30, 2013 and 2012, respectively, were due to the increase in numbers of retailed stores. We currently have six stores operated compared to four stores during the same period in 2012.

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

Net Income / (Loss)

We had net income of $19,550 and net losses of $242,196 for the three and six months ended June 30, 2013, respectively. Comparatively, we had net loss of $168,198 and $248,647 for the three and six months ended June 30, 2012, respectively. The net income during the second quarter of 2013 was due primarily to the grant from government in amount of $197,478, which was to encourage our contribution in modern agriculture. We had loss from operation without the government grant.

The net loss during the six months ended June 30, 2013 was about the same as the comparative period in 2012, indicating the benefits from expansion in domestic market were offset by the sales decrease in oversea markets.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three and six months ended June 30, 2013 were $309,552 and $715,883, respectively, compared to $280,609 and $719,857 for the same periods ended June 30, 2012, respectively. The operating expenses in the first half of 2013 were about the same as the comparative period in 2012. The increase in selling and marketing expenses by $30,645 in the second quarter of 2013 was due to the increase in sales revenues.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. We had $695,213 in cost of goods sold, or approximately 81.4% of revenues, and had $1,319,288 in cost of goods sold, or approximately 82.8% of revenues, during the three and six months ended June 30, 2013, respectively. Comparatively, we had $489,204 in cost of goods sold, or approximately 81.7% of revenues, and had $1,408,031 in cost of goods sold, or approximately 86.5% of revenues, during the three and six months ended June 30, 2012, respectively. The gross margin of fresh fruits products typically ranges between 5-10%. We expect to reduce the cost of goods sold through collaboration with more non-related suppliers, which will also help us to reduce the risk of concentration.

(15)

Liquidity and Capital Resources

Cash flows provided by operating activities were $1,278,462 and $1,090,410 for the six months ended June 30, 2013 and 2012, respectively. Positive cash flows from operations for the six months ended June 30, 2013 were due primarily to the decrease in accounts receivable in the amount of $323,103, the decrease in prepaid expenses by $857,391, plus the increase in accounts payable by $309,669, offset by the net loss of $242,196, and the increase in inventories by $77,261. Positive cash flows from operations for the six months ended June 30, 2012 were due primarily to the decrease in accounts receivable and inventories in the amount of $300,160 and $346,011, respectively, plus the increase in other payable and accrued liabilities by $334,396, and the increase in deferred income by $256,833, partially offset by the net loss of $248,647.

Cash flows used in investing activities were $22,760 during the six months ended June 30, 2013 due primarily to the purchase of property and equipment. Comparatively, cash flows used in investing activities were $248,260 during the six months ended June 30, 2012 consisting of $90,972 used in construction in progress and $169,410 used in purchase of property and equipment, offset by proceeds of $12,121 from disposal of fixed assets.

Cash flows used in financing activities were $1,214,695 and $1,233,537 during the six months ended June 30, 2013 and 2012, respectively. Negative cash flows from financing activities in the first half of 2013 were due primarily to the advance to a third party in an amount of $355,514, plus the payments of $945,345 on notes payable. Negative cash flows from financing activities in the six months ended June 30, 2012 were due primarily to the advance to a third party in an amount of $880,684, the payments on notes payable in total amount of $439,153, of which $153,783 was to related parties loan.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1,000,000 for the year of 2013.

Overall, we have funded our cash needs from inception through June 30, 2013 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $89,462 on hand as of June 30, 2013. Currently, we do not have enough cash to fund our operations for the next twelve months. This is based on our projected revenues and working capital deficit. We will need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,000,000 per year starting in 2013. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the three and six months ended June 30, 2013 and 2012, respectively.

Inventory

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  The spoilage will be written-off directly to the profit and loss when it occurs. As of June 30, 2013, the Company did not record an allowance for obsolete or spoiled inventories.

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

(17)

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2013, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2013, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(18)

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2012.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      MINE SAFETY DISCLOSURE

Not applicable

ITEM 5.      OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS* XBRL	Instance Document

101.SCH*XBRL	Taxonomy Extension Schema

101.CAL*XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB*XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

Reports on Form 8-K filed in the second quarter of 2013

None

(19)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: August 13, 2013	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

(20)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH*XBRL	Taxonomy Extension Schema

101.CAL*XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB*XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

 (21)