Form 10-Q
period 2013-09-30
China Fruits Corp
filed 2013-11-19
CIK 1029802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

(86794) 326-6199

(Issuer's telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Large accelerated filer	[ ]
Non-accelerated filer	[ ](Do not check if a smaller reporting company)
Accelerated filer	[ ]
Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the exchange act).

Yes [ ] No [x]

Number of shares of common stock, par value $.001, outstanding as of November 19, 2013: 49,951,223

Number of shares of preferred stock outstanding as of November 19, 2013:

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

(1)

(2)

ITEM 1. FINANCIAL STATEMENTS

China Fruits Corporation And Subsidiaries
Condensed Consolidated Balance Sheets
As of September 30, 2013 and December 31, 2012
(Unaudited)

ASSETS
	9/30/2013	12/31/2012
CURRENT ASSETS
Cash and cash equivalents	$46,225	$47,399
Accounts receivable, trade	333,300	654,087
Receivable from third parties	594,678	126,427
Inventories	152,555	122,986
Prepayment and Deferred expense	1,676,148	1,549,673
Refundable tax	130,069	99,146
TOTAL CURRENT ASSETS	2,932,975	2,599,718

PLANT AND EQUIPMENT, NET	3,563,920	3,644,221

OTHER ASSETS	1,143	2,247

TOTAL ASSETS	$6,498,038	$6,246,186

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$392,989	$1,024
Loan and related party payable	272,786	40,130
Notes payable-current portion	2,474,681	2,407,782
Customer deposit	584,796	553,071
Accrued liabilities and payroll tax liabilities	142,578	227,530

TOTAL CURRENT LIABILITIES	3,867,830	3,229,537

LONG-TERM LIABILITIES
Note payable-long term (related parties)	—	219,911
Due to stockholders	394,997	305,333
TOTAL LONG-TERM LIABILITIES	394,997	525,244

TOTAL LIABILITIES	4,262,827	3,754,781

STOCKHOLDERS' EQUITY
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B
Series A; par value $.001; 2,000,000 shares authorized, 13,150 shares issued	13	13
and outstanding as of September 30, 2013 and December 31, 2012, respectively
Series B; par value $0.001, voting; 50,000,000 shares authorized, 12,100,000 shares issued	12,100	12,100
and outstanding as of September 30, 2013 and December 31, 2012, respectively
Common stock, par value $.001, 100,000,000 shares authorized, 49,951,223 shares issued	49,951	49,951
and outstanding as of September 30, 2013 and December 31, 2012, respectively
Additional paid-in capital	3,789,864	3,789,864
Statutory reserve	129,636	129,636
Accumulated other comprehensive income	469,793	421,808
Accumulated (deficit)	(2,216,147)	(1,911,967)
TOTAL STOCKHOLDERS' EQUITY	2,235,211	2,491,405

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,498,038	$6,246,186

The accompanying notes are an integral part of these consolidated financial statements

(3)

China Fruits Corporation And Subsidiaries
Condensed Consolidated Statements of Operations
For The Three and Nine Months Ended June 30, 2013 and 2012
(Unaudited)
	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
REVENUES:
Sales	$661,894	$555,014	$2,255,669	$2,182,480
Cost of goods sold	493,445	441,996	1,812,733	1,850,027
GROSS PROFIT	168,449	113,018	442,936	332,453
OPERATING EXPENSES:
Selling and marketing	108,951	100,132	371,299	406,522
Professional and legal expenses	25,227	17,050	59,891	51,150
General and administrative	196,667	227,027	615,538	606,394
TOTAL OPERATING EXPENSES	330,845	344,209	1,046,728	1,064,066
(LOSS) FROM CONTINUING OPERATIONS	(162,396)	(231,191)	(603,792)	(731,613)
OTHER INCOME (EXPENSE):
Interest expenses	(29,164)	(35,796)	(88,486)	(112,244)
Government & other grant	123,862	316,370	376,778	614,423
Other	5,715	(43)	11,321	30,127
TOTAL OTHER INCOME (EXPENSES)	100,413	280,531	299,613	532,306
INCOME(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(61,983)	$49,340	$(304,179)	$(199,307)
Income tax expense	—	—	—	—
NET (LOSS)	$(61,983)	$49,340	$(304,179)	$(199,307)
Other comprehensive income
- Foreign currency translation gain (loss)	$6,791	(6,513)	$47,985	(15,695)
COMPREHENSIVE (LOSS)	$(55,192)	$42,827	$(256,194)	$(215,002)
(Loss) per common share:
Basic	**	**	$(0.01)	**
Weighted average number of common shares outstanding
Basic	49,951,223	49,951,223	49,951,223	49,951,223
** Less than $0.01	**
The accompanying notes are an integral part of these consolidated financial statements

(4)

China Fruits Corporation And Subsidiaries
Condensed Consolidated Statements of Cash Flows
For The Nine Months Ended June 30, 2013 and 2012
(Unaudited)

	For the nine months ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	(304,179)	(199,307)

Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation	198,358	151,696
Bad debt expenses	11,048
(Increase) decrease in operating assets:
Accounts receivable	324,198	368,794
Inventories	(27,200)	322,462
Other assets	1,135	2,747
Prepaid expenses and other current assets	(127,515)	405,119
Increase (decrease) in operating liabilities:		—
Accounts payable	383,685	(66,850)
Other payables and accrued liabilities	(71,001)	349,730
Tax payable	4,936	(17,031)
Deferred income	—	101,322
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	393,465	1,418,682

CASH FLOWS FROM INVESTING ACTIVITIES

Construction in progress	(811)	(415,950)
Purchase of property and equipment	(54,137)	(195,308)
Proceeds from disposal of property and equipment	—	12,105
NET CASH PROVIDED (USED IN) INVESTING ACTIVITIES	(54,948)	(599,153)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from (to) a third party	(462,601)	(863,611)
Proceeds from Notes Payable	972,873
Payments on Notes Payable	(948,551)	(284,968)
Proceeds from Notes Payable - related party	8,107	(153,566)
Due to stockholders	89,664	91,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	(340,508)	(1,210,245)

Foreign currency translation adjustment	817	(1,767)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,174)	(392,483)

CASH AND CASH EQUIVALENTS:
Beginning of period	$47,399	$518,850

End of period	$46,225	$126,367

Supplemental disclosures of cash flow information:
Cash paid for interest	$86,942	$111,337
Cash paid for income taxes	$6,873	$6,438

The accompanying notes are an integral part of these consolidated financial statements

(5)

CHINA FRUITS CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

4. ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales is cash on delivery, or secured by customer deposits. A small portion of our revenues is on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. The Company did not experience significant losses from uncollectible accounts in the past; accordingly, the management has determined that allowance was $17,542 and $6,301 as of September 30, 2013 and December 31, 2012, respectively.

	As of
	9/30/2013	12/31/2012

Accounts receivable, gross	350,842	660,388
Less: allowance for doubtful accounts	17,542	6,301
Accounts receivable, net	333,300	654,087

5. RECEIVABLE FROM THIRD PARTIES

The Company advances money to several third parties during business operation. These receivables bear no interest and due on demand, except otherwise noted. As of September 30, 2013 and December 31, 2012, the balances of receivable from third parties consisted of the following:

	As of
	9/30/2013	12/31/2012

Third party advances	594,678	126,427
Bank security deposit	0	0
Receivable from third parties	594,678	126,427

 6. INVENTORIES

Inventories as of September 30, 2013 and December 31, 2012 consisted of the following:

	As of
	9/30/2013	12/31/2012

Raw materials	38,728	26,780
Finished goods	113,827	96,206
	152,555	122,986

The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand. Accordingly, the Company did not record an allowance for obsolete inventories as of September 30, 2013 and December 31, 2012, respectively, nor have there been any write-offs during the nine months ended September 30, 2013.

The spoilage will be written-off directly to the profit and loss when it occurs. The spoilage rate is approximately 1 ‰ of average inventory. The Company did not record an allowance for spoilage as of September 30, 2013 and December 31, 2012, respectively.

(7)

7. PREPAYMENT

As of September 30, 2013 and December 31, 2012, the Company had prepayment of $1,676,148 and $1,549,673, respectively, consisted of the following:

	As of
	9/30/2013	12/31/2012

Paid in advance (production)	1,306,763	1,495,898
Prepaid rent	126,048	53,775
Others	243,337	0
	1,676,148	1,549,673

8. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of September 30, 2013 and December 31, 2012 consisted of the following:

	As of
	9/30/2013	12/31/2012

Plant and machinery	4,185,299	4,046,993
Furniture, fixture and equipment	404,317	409,620
Construction in progress	817	0
	4,590,433	4,456,613
Less: accumulated depreciation	(1,026,523)	(812,392)
Plant and equipment, net	3,563,920	3,644,221

Construction in progress is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress as of September 30, 2013, represents 817.

9. LOAN AND RELATED PARTY PAYABLE

As of September 30, 2013 and December 31, 2012, the Company had loans payable to related party of $272,786 and $40,130, respectively. These loans bear no interest and are due within one year.

	As of
	9/30/2013	12/31/2012

Note payable to related party, zero interest, due on demand	40,836	40,130
Note payable to related party, zero interest, due on March 31, 2014	65,338	0
Note payable to related party, zero interest, due on February 28, 2014	166,612	0
	272,786	40,130

(8)

10. NOTES PAYABLE – CURRENT PORTION

As of September 30, 2013 and December 31, 2012, the Company had short-term loan of $2,474,681 and $2,407,782, respectively, from various local banks. The detailed terms were set forth as follows:

	As of
	9/30/2013	12/31/2012

Bank of China, 7.8% annual interest, due on November 17, 2013	1,633,453	1,605,188
Note payable to third party, zero interest, due on March 7, 2013	0	288,934
Note payable to third party, zero interest, due on December, 2013	0	8,026
Local Government, zero interest, due on no later than November 30, 2013	514,538	505,634
Note payable to third party, zero interest, due on December 31, 2013	326,690	0
	2,474,681	2,407,782

11. CUSTOMER DEPOSIT

As of September 30, 2013 and December 31, 2012, the Company had customer deposits of $584,796 and $553,071, respectively, representing payments received for orders not yet shipped.

12. ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2013 and December 31, 2012 consisted of following:

	As of
	9/30/2013	12/31/2012

Salary and welfare payable	15,020	105,840
Tax payable	10,566	5,496
Accrued expenses	116,992	116,194
	142,578	227,530

13. AMOUNT DUE TO STOCKHOLDERS

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding was $394,997 and $305,333 as of September 30, 2013 and December 31, 2012, respectively. The balance due to stockholders was not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

14. CHINA CONTRIBUTION PLAN

Under the PRC Law, full-time employees of the Company’s subsidiaries, Tai Na and Tai Na Beijing, are entitled to staff welfare benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a China government-mandated multi-employer defined contribution plan. Tai Na and Tai Na Beijing are required to accrue for these benefits based on certain percentages of the employees’ salaries. The total contributions made for such employee benefits were $47,688 during the nine months ended September 30, 2013.

15. GOVERNMENT & OTHER GRANTS

For the nine months ended September 30, 2013 and 2012, the Company received grants and rewards from local government and other resources in amount of $376,778 and $614,423, respectively. The governmental grants were to encourage the Company’s efforts on modern agricultural development. These grants were interest-free and bear no repayment requirements.

(9)

16. NET LOSS PER SHARE

Basic net loss per share is computed using the weighted average number of the ordinary shares outstanding during the periods.  There were no dilutive common stock equivalents for the three and nine months ended September 30, 2013 and 2012, respectively, due to net losses during the periods.

The following table sets forth the computation of basic net loss per share for the three and nine months ended September 30, 2013 and 2012, respectively:

	For the three months ended		For the nine months ended
	9/30/2013	9/30/2012	9/30/2013	9/30/2012

Net loss	$(61,983)	$49,340	$(304,179)	$(199,307)
Net loss per share - basic	**	**	$(0.01)	**
Weighted average number of shares outstanding - basic	49,951,223	49,951,223	49,951,223	49,951,223

** Less than $.01

17. CONCENTRATION AND RISK

(a) Major customers

For the nine months ended September 30, 2013 and 2012, 100% of the Company’s assets were located in the PRC and 100% of the Company’s revenues and 100% of the Company’s purchases were derived from customers and vendors located in the PRC.

For the nine months ended September 30, 2013, major customers with their revenues are presented as follows:

Customers	Revenues			Accounts Receivable
Customer A	$152,540	6.76%		$
Customer B	46,865	2.08%		46,865
Customer C	44,096	1.95%
Customer D	4,302	0.19%		—
Customer E	3,137	0.14%		—
Total	$250,939	11.12%	Total:	$46,865

For the nine months ended September 30, 2012, major customers with their revenues are presented as follows:

Customers	Revenues			Accounts Receivable
Customer A	$281,604	12.9%		$0
Customer B	208,285	9.5%		0
Customer C	110,890	5.1%		0
Total	$600,779	27.5%	Total:	$0

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

For the three and nine months ended September 30, 2013, rental expense was $90,521 and $272,378, respectively.

19. GOING CONCERN UNCERTAINTIES

These consolidated financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2013, the Company had an accumulated deficit of $2,216,147. Management has taken certain action and continues to implement changes designed to improve the Company’s financial results and operating cash flows.  The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) expansion into new market.  Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2013.  As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

20. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2013 to the date these consolidated financial statements were issued. In addition to the transactions disclosed below, the Company does not have other material subsequent events to disclose in these financial statements.

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

(13)

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Revenues

Gross revenues were $661,894 and $2,255,669 for the three and nine months ended September 30, 2013, respectively, compared to gross revenues of $555,014 and $2,182,480 for the same periods ended September 30, 2012, respectively. The increase in amounts of $106,880 and $73,189 during the three and nine months ended September 30, 2013, respectively, were due to the increase in numbers of retailed stores. We currently have six stores operated compared to four stores during the same period in 2012.

We generate our revenues from sales of fresh fruits and related products, including our signature tangerine. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns during both three-month and nine-month periods ended September 30, 2013.

We expect our sales to increase during in 2014 as our moves toward implementing our business plan, including the increase in franchise retail stores, the increase in marketing budgets. We currently have six franchise retail stores in Beijing area, of which four stores are wholly owned by us under direct management, and two stores are managed by the franchisees. In 2013, we will evaluate the operation in the existing stores and replace those in poor performance with new stores. We expect the total number of franchise stores to be increased to seven by the end of 2013.

Net Income / (Loss)

We had net losses of $61,983 and $304,179 for the three and nine months ended September 30, 2013, respectively, compared to net income of $49,340 and net loss of $199,307 for the three and nine months ended September 30, 2012, respectively.  The increase in net loss during the current periods was due primarily to the decrease in the grants from government, which was to encourage our contribution in modern agriculture. Our loss from operations was about the same as the comparative periods in 2012 without the government grants, indicating the benefits from expansion in domestic market were offset by the sales decrease in oversea markets.

The net income during the third quarter of 2012 was due primarily to the grant from government in amount of $316,370. We had loss from operation without the government grant.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three and nine months ended September 30, 2013 were $330,845 and $1,046,728, respectively, compared to $344,209 and $1,064,066 for the same periods ended September 30, 2012, respectively. The operating expenses during the current periods were about the same as the comparative periods in 2012.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. We had $493,445 in cost of goods sold, or approximately 74.6% of revenues, and had $1,812,733 in cost of goods sold, or approximately 80.4% of revenues, during the three and nine months ended September 30, 2013, respectively. Comparatively, we had $441,996 in cost of goods sold, or approximately 79.6% of revenues, and had $1,850,027 in cost of goods sold, or approximately 84.8% of revenues, during the three and nine months ended September 30, 2012, respectively. The gross margin of fresh fruits products typically ranges between 10-15%. We expect to reduce the cost of goods sold through collaboration with more non-related suppliers, which will also help us to reduce the risk of concentration.

(14)

Liquidity and Capital Resources

Cash flows provided by operating activities were $393,465 and $1,418,682 for the nine months ended September 30, 2013 and 2012, respectively. Positive cash flows from operations for the nine months ended September 30, 2013 were due primarily to the decrease in accounts receivable in the amount of $324,198, plus the increase in accounts payable by $383,685, partially offset by the net loss of $304,179, and the increase in inventories and prepaid expenses by $27,200 and $127,515, respectively. Positive cash flows from operations for the nine months ended September 30, 2012 were due primarily to the decrease in accounts receivable and inventories in the amount of $368,794 and $322,462, respectively, the decrease in prepaid expenses by $405,119, plus the increase in other payable and accrued liabilities by $349,730, and the increase in deferred income by $101,322, partially offset by the net loss of $199,307.

Cash flows used in investing activities were $54,948 during the nine months ended September 30, 2013 due primarily to the purchase of property and equipment. Comparatively, cash flows used in investing activities were $599,153 during the nine months ended September 30, 2012, consisting of $415,950 used in construction in progress and $195,308 used in purchase of property and equipment, offset by proceeds of $12,105 from disposal of fixed assets.

Cash flows used in financing activities were $340,508 and $1,210,245 during the nine months ended September 30, 2013 and 2012, respectively. Negative cash flows from financing activities during the nine months ended September 30, 2013 were due primarily to the advance to a third party in an amount of $462,601, plus the payments of $948,551 on notes payable, partially offset by the proceeds of $972,873 from short-term notes payable. Negative cash flows from financing activities in the nine months ended September 30, 2012 were due primarily to the advance to a third party in an amount of $863,611, the payments on notes payable in total amount of $438,534, of which $153,566 was to related parties loan.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1,000,000 for the year of 2014.

Overall, we have funded our cash needs from inception through September 30, 2013 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $46,225 on hand as of September 30, 2013. Currently, we do not have enough cash to fund our operations for the next twelve months. This is based on our projected revenues and working capital deficit. We will need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,000,000 per year starting in 2014. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the three and nine months ended September 30, 2013 and 2012, respectively.

Inventory

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  The spoilage will be written-off directly to the profit and loss when it occurs. As of September 30, 2013, the Company did not record an allowance for obsolete or spoiled inventories.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2013, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

The Certifying Officers have also concluded that there was no change in our internal controls over financial reporting identified in connection with the evaluation that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4

T. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2013, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(18)

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

CHINA FRUITS CORP.

Date: November 19, 2013	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

(20)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS* XBRL	Instance Document

101.SCH*XBRL	Taxonomy Extension Schema

101.CAL*XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB*XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(21)