Form 10-K
period 2013-12-31
China Fruits Corp
filed 2014-03-31
CIK 1029802

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2013

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 1-10559

CHINA FRUITS CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	90-0315096
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes [ ] No [ x ]

The Registrant’s revenues for its fiscal year ended December 31, 2013 were $9,369,901.

The aggregate market value of the voting stock on March 25, 2014 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $1,232,145 based upon the most recent sales price ($0.025) for such Common Stock on said date March 25, 2014, there were 49,951,223 shares of our Common Stock issued and outstanding, of which approximately 49,285,807 shares were held by non-affiliates.

Number of shares of common stock, par value $.001, outstanding as of March 25, 2014: 49,951,223

Number of shares of preferred stock outstanding as of March 25, 2014:

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

Business Description of the Issuer

Since the reverse merger was consummated, we have continued operations of Tai Na, a company which is principally engaged in the manufacturing, trading and distributing of fresh tangerines and other fresh fruits in the PRC. Tai Na is located in Nan Feng County, Jiang Xi Province, a well known agricultural area for tangerines in China. The geographic advantage offers additional benefits us with our quality control and lower manufacturing costs. We own our primarily facility in Nan Feng County which consists of a total land area of 755,228 square feet, including manufacturing plants of 340,570 square feet and office buildings of 19,267 square feet. We have been focused within our industry since 2005 and we believe we have obtained a solid reputation and a good working relationship with the local government due to our continuous contributions to the local economy. During 2012, with the support from our local government, we utilized an area of 98,505 square feet to establish an Express Export Zone (“EEZ”) with the purpose of exporting fresh tangerines and other fresh fruits. The government departments including Customs, Inspections and Clearing have setup a satellite office onsite to facilitate the process. We believe the setup of this EEZ is good for us to improve our operating efficiencies and also serves as a bridge connecting local enterprises to the world and benefits our local economy.

In order to effectively maintain the quality of tangerine, we have a set of temperature and humidity auto-control equipments with capacity of 1,500 tons. We also have two automatic product lines to select fruits, the hourly process capacity of which is 10 ton/hour and 15 ton/hour, respectively. During the year of 2013, our total production was 8,400 tons. We expect the production capacity will reach 15,000 tons in 2014 due to the improvement of production efficiency.

Since 2007, we have expanded our sales network by setting up the franchise retail stores for fresh fruits and related products. We also relocated our headquarters to Beijing, which we believe will have a positive effect on our corporate image and marketing strategy. In order to create our brand identity efficiently, we plan to acquire or form joint venture with the existing profitable and middle-size retail stores. We provide the stores with our standard management systems, supplies, as well as remodeling to unify store display, color and sign pursuant to the franchise requirements. We currently have seven franchise retail stores in Beijing area, of which two stores are wholly owned by us under direct management, and five stores are managed by the franchisees. In 2014, we will evaluate the operation in the existing stores and replace those in poor performance with new stores. After several years experience in operating franchise retail stores, we believe 2014 is the right timing for us to expand our retail stores network. We expect the total number of franchise stores to be increased to sixty four via acquisitions by the end of 2014.

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

(4)

Overview of Our Market Area

China's citrus industry currently experiences transition from quantity concentration to quality concentration, from production only to diversified business segments covering pre-production to post-production. According to China Citrus Industry Development Report (2013), citrus production in China has the following features:

*	Planting area for citrus fruit and its output have been at the first place in the World for several years. In 2012, the planting area for citrus fruit in China was approximately 2.3 million hectares and its output was approximately 31.7 million tons, which was 24.98% and 24.56% of the World, respectively, compared to global citrus planting area of approximately 9.2 million hectares and global citrus output of approximately 129 million tons.

*

Planting area for citrus fruit was also at the first place amongst various fruit in China; its output was at the second place, less than the output of apple. In China, the planting area for all kinds of fruit was 121.4 million hectares, 19.0% of which was planting citrus fruit; the total fruit output was 151.0 million tons, 21.0% of which was citrus fruit. Compared to the planting area of 32.7 thousand hectares and 177.9 thousand hectares in 1952 and 1978, respectively, the planting area for citrus fruit increased 70 times and 12 times in 2012. Compared to the output of 206.6 thousand tons and 382.7 thousand tons in 1952 and 1978, respectively, the output increased 152 times and 82 times in 2012.

*

Increase in global fresh fruit trading. According to the data from Global Trading Information Services Co. (“GTI”), global fresh fruit trading revenues were $120.4 billion, increased by 11% compared to the trading revenues in 2010. China was at the seventh place with respect to fruit export, which was $2.3 billion, increased by 18.5% compared to the previous year. China was at the ninth place with respect to fruit import, which was $2.35 billion, increased by $58% compared to the previous year.

*

Increase in fruit revenues. The total revenues generated from fruit industry in China was approximately $100 billion (RMB 629.1 billion) in 2012, increased by approximately $11.4 billion (RMB 72.1 billion), or 12.9%, compared to 2011. It was approximately 13.4% of total agricultural revenues. In the past decade, the revenues from fruit industry have been increasing with the expansion in production capacity. The fruit revenues in 2012 were 4 times of the fruit revenues in 2003. The average increasing rate of fruit revenues was 14.87% per year in the past decade. The fruit industry becomes a significant portion of modern agriculture in China.

*

Preference to fresh fruits. 95% of citrus products in China are consumed as fresh fruit. Fruit manufacturing is not popular in China, most of which is for export only. In addition, the orange juices on Chinese markets are primarily made from concentrated or non-concentrated juices imported from Brazil and the United States. As a result of the improved life quality in China and the awareness of health, the consumption of fresh fruit has changed from the enjoyable goods to be the necessity for life. The consumption habit also changes from seasonal consumption to be daily consumption.

In general, citrus output increased tremendously in China in the past decades due to the increases in orchards. However, compared to the world's market, the citrus industry in China is undeveloped in terms of quality, output, manufacture and efficiency. There are four barriers in China's citrus industry: a) small manufacturing magnitude, primarily based on household; b) lack of technology input, primarily based on nature growth; c) undeveloped commercial systems, particularly in storage and transportation; d) no clear segments in the industry, particular in household base. It is a long-term goal to rid us of all these barriers. After China entered the World Trade Organization ("WTO") in 2001, the sales channels for citrus products should be more facilitated due to the open markets. In the long run, the export of Chinese citrus will increase constantly, for both fresh fruits and processed products.

Marketing Strategies

Expanding Retail Fruit Stores Network

We believe franchise retail stores will benefit us in our business expansion and brand recognition. We preferred the stores operated in form of joint ventures with the existing profitable and middle-size retail stores because those stores have certain operating history and customers base. We reorganize the stores and provide the stores with our standard management systems, supplies, as well as remodeling to unify store display, color, and sign pursuant to the franchise requirements. The franchise retail stores will help build a direct channel between the end users and us, which will facilitate the process of moving product from our plants to the markets, and benefitting us in adjusting our business strategies when markets change. As of December 31, 2013, we had seven franchise retail stores in Beijing area, of which two stores are wholly owned by us under direct management, and five stores are managed by the franchisees. In 2014, we will evaluate the operation in the existing stores and replace those in poor performance with new stores. After several years experience in operating franchise retail stores, we believe 2014 is the right timing for us to expand our retail stores network. We expect the total number of franchise stores to be increased to sixty four via acquisitions by the end of 2014.

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

Seeking for Opportunities to Develop International Markets

Our tangerines, known as "Nan Feng tangerine", are popular in the market due to the high quality, benefitting from the natural resources in Nan Feng County, which is a well known agricultural area for tangerines in China. Currently, we primarily market in China and hold a leading position in the Chinese market. However, this position is challenged since China’s accession to WTO in 2001. We believe the open-market policies will lower the barriers to entry, both in Chinese markets and global markets. WTO membership brought with it the opportunity to take advantage of new market access opportunities and new protections now available to China under the rules-based system of the WTO. In order to develop our international markets, we have set up a department in charge of oversea markets since 2010, which included 10 full-time employees as of December 31, 2013. Our target markets including Europe, Middle-east, and Southeast Asia. In 2013, our revenues generated from international markets included approximately $236,540 from Dubai, approximately $6,000,000 from Thailand and approximately $36,736 from Malaysia. We believe there is great growth potential in international markets and we will keep looking for the opportunities oversea.

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

• Expand the sales network;

• Increase sales revenue; and

• Successfully build brand identity.

Enhancing Manufacture Capacity

We own our primarily facility in Nan Feng County which consists of a total land area of 755,228 square feet, including manufacturing plants of 340,570 square feet and office buildings of 19,267 square feet. In order to effectively maintain the quality of tangerine, we have a set of temperature and humidity auto-control equipments with capacity of 1,500 tons. We also have two automatic product lines to select fruits, the hourly process capacity of which is 10 ton/hour and 15 ton/hour, respectively. During the year of 2013, our total production was 8,400 tons. We expect the production capacity will reach 15,000 tons in 2014 due to the improvement of production efficiency.

Seeking for Supports from local government

We have been focused within our industry since 2005 and we believe we have obtained a solid reputation and a good working relationship with the local government due to our continuous contributions to the local economy. During 2012, with the support from our local government, we utilized an area of 98,505 square feet to establish an Express Export Zone (“EEZ”) with the purpose of exporting fresh tangerines and other fresh fruits. The government departments including Customs, Inspections and Clearing have setup a satellite office onsite to facilitate the process. We believe the setup of this EEZ is good for us to improve our operating efficiencies and also serves as a bridge connecting local enterprises to the world and benefits our local economy. In order to encourage our efforts on modern agricultural development, we obtained the grants in amount of $409,160 and $1,220,920 from the local government in 2013 and 2012, respectively.

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

Employees

We have to make a rational allocation and use of personnel to match our business growth. As of December 31, 2013, we had 62 full-time employees, of which 38 are specialized in franchising management, export trading and purchasing.

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

We also lease two stores in Beijing area for retail business under our direct management.. The total store area is 3,230 square feet with annual rental payment of approximately $125,400.

Our main operation is located in the Fu Xi Technology & Industry Park, Nan Feng County, Jiang Xi Province, People’s Republic of China, which is self-owned property with a total land area of 755,228 square feet, including manufacturing plants with total area of 340,570 square feet and office buildings with total area of 19,267 square feet. This space is adequate for our present operations. No other businesses operate from this office.

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

Interim Period	Low	High
Interim Period ended March 25, 2014	$0.015	$0.0399

Fiscal 2013
Quarter ended March 31, 2013	$0.003	$0.050
Quarter ended June 30, 2013	$0.018	$0.101
Quarter ended September 30, 2013	$0.022	$0.070
Quarter ended December 31, 2013	$0.013	$0.044

Fiscal 2012
Quarter ended March 31, 2012	$0.01	$0.03
Quarter ended June 30, 2012	$0.006	$0.01
Quarter ended September 30, 2012	$0.002	$0.006
Quarter ended December 31, 2012	$0.002	$0.006

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

Number of Holders

As of March 25, 2014, we had 3,634 common shareholders of record.

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the year ended December 31, 2013.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Revenues

Gross revenues were $9,369,901 and $3,550,674 for the years ended December 31, 2013 and 2012, respectively. We generate our revenues from sales of fresh fruits and related products, including our signature tangerine. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns during the year ended December 31, 2013.

The increase in revenues by $5,819,227 during the year ended December 31, 2013 was due primarily to increasing traffic in our retail stores. After our efforts on marketing and brand recognition over years, more and more local customers know about our stores and turn into our regular customers. The sales in retail stores increased approximately 28% in 2013. In addition, the fund from shareholders gave us sufficient cash flow to develop internatonal markets, including Thailand, Dubai, Malaysia and so on. The revenues generated from these three countries in 2013 were approximately $6,000,000, $236,540 and $36,736, or approximately 68%, 2.5% and 0.4% of total revenues, respectively.

We expect our sales to increase during in 2014 as our moves toward implementing our business plan, including the increase in franchise retail stores, the increase in marketing budgets. As of December 31, 2013, we had seven franchise retail stores in Beijing area, of which two stores are wholly owned by us under direct management, and five stores are managed by the franchisees. In 2014, we will evaluate the operation in the existing stores and replace those in poor performance with new stores. After several years experience in operating franchise retail stores, we believe 2014 is the right timing for us to expand our retail stores network. We expect the total number of franchise stores to be increased to sixty four via acquisitions by the end of 2014.

Income / Loss

We had net income of $166,622 for the year ended December 31, 2013, compared to net loss of $88,016 in the year of 2012. The net income during the year of 2013 was also due to the grants received from the local government in amount of $409,160, which was to encourage our efforts on modern agricultural development. Without the government grant, we suffered loss of $143,124 from operations.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the years ended December 31, 2013 and 2012 were $2,114,426 and $1,516,430, respectively. The increase in operating expenses in 2013 was attributable to the increase in selling and marketing expenses, such as advertising, shipping and handling, and exhibition expenses, etc.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. During the year ended December 31, 2013, we had $7,286,184 in cost of goods sold, or 77.8% of sales revenue. During the year ended December 31, 2012, we had $3,065,050 in cost of goods sold, or 86.3% of sales revenue. The gross margin of fresh fruits products typically ranges between 5-10%.We expect to reduce the cost of goods sold through collaboration with more non-related suppliers, which will also help us to reduce the risk of concentration.

(15)

Liquidity and Capital Resources

Cash flows used in operating activities were $599,157 for the year ended December 31, 2013, compared to cash flows of $865,680 provided by operating activities for the year ended December 31, 2012. Negative cash flows from operations in 2012 were due primarily to the increase in accounts receivable, inventories, prepaid expenses and advance to suppliers in the amount of $3,589,453, $1,455,726, $156,215 and $597,458, respectively, partially offset by the net income of $166,622, plus the increase in accounts payable and other payables and accrued liabilities in amount of $4,151,415 and $479,903, respectively.

Positive cash flows from operations in 2012 were due primarily to the decrease in inventories and prepaid expenses in the amount of $271,476 and $1,452,803, respectively, and the increase in other payables and accrued liabilities by $432,361 and increase in customer deposit by $249,771, partially offset by the increase in accounts receivable and advance to suppliers by $109,387 and $1,565,386, respectively.

Cash flows used in investing activities were $396,195 and $830,051 during the years ended December 31, 2013 and 2012, respectively, due primarily to the purchase of property and equipment, which was $380,291 and $488,896 during the year of 2013 and 2012, respectively, and purchase of intangible assets, which was $14,758 and $341,155 during the year of 2013 and 2012, respectively.

Cash flows provided by financing activities were $904,041 for the year ended December 31, 2013, compared to cash flows of $507,763 used in financing activities for the year ended December 31, 2012. Cash flows from financing activities in 2013 were due primarily to the proceeds of $511,599 from related parties’ loan, and proceeds from notes payable in total of $1,963,864, bearing annual interest at a rate of 7.0% per annum, of which $981,932 is due on July 20, 2014, and the remaining balance is due on December 20, 2014, partially offset by the payments to notes payable in amount of $1,571,422.

Negative cash flows from financing activities in 2012 were due primarily to payments on notes payable and due to stockholders in amount of $820,584 and $209,933, respectively, offset by the proceeds of $522,754 from issuance of note payable to related party.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1,000,000 for the year of 2014.

Overall, we have funded our cash needs from inception through December 31, 2013 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $40,217 on hand as of December 31, 2013. Currently, we do not have enough cash to fund our operations for about six months. This is based on current cash flows from operating activities and projected revenues. In addition, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,000,000 per year starting in 2014. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency gains of $84,886 in fiscal 2013. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	2013	2012
Balance sheet items, except for the registered and paid-up capital as of December 31, 2013 and 2012	USD 1:RMB 6.1104	USD 1:RMB 6.3011
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31, 2013 and 2012	USD 1:RMB 6.1905	USD 1:RMB 6.3034

(17)

ITEM 8. FINANCIAL STATEMENTS

To: The Board of Directors and Stockholders of

China Fruits Corp.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of China Fruits Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Fruits Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company had incurred substantial losses in previous years and has a working capital deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 18. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	WWC, P.C.
March 25, 2014	Certified Public Accountants

(18)

China Fruits Corporation
Consolidated Balance Sheets
As of December 31, 2013 and 2012
(Stated in US Dollars)
		Dec 31, 2013	Dec 31, 2012
Current Assets	Notes
Cash & Cash Equivalents		$40,217	$46,642
Accounts Receivable, Net	3	4,075,765	486,312
Other Receivable, Net	4	141,363	80,811
Advance to Supplies	5	2,162,844	1,565,386
Inventories	6	1,566,556	110,830
Prepaid Expense	7	67,862	24,599
Refundable Tax		266,719	142,065
TOTAL CURRENT ASSETS		$8,321,326	$2,456,645

Noncurrent Assets
Property, Plant & Equipment, Net	8	$3,370,148	$3,256,987
Construction in Progress		1,146	—
Intangible Assets, Net	9	331,697	346,501
Other Long-term Asset Deposit		24,548	36,250
Organization Cost/ L/T Amortization		4,479	28,567
TOTAL NON-CURRENT ASSETS		3,732,018	3,668,305

TOTAL ASSETS		$12,053,344	$6,124,950

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable		$4,238,843	$87,428
Notes Payable – Current Portion	10	2,479,379	1,587,024

Customer Deposit	11	493,164	585,341
Taxes Payable		261,286	27,582
Other Payables		657,952	427,895
Due to Related Parties	12	1,074,031	562,431
Accrued liabilities and Payroll Tax Liabilities		354,489	104,643
TOTAL CURRENT LIABILITIES		$9,559,144	$3,382,344

LONG-TERM LIABILITIES
Note Payable-Longterm	13	—	499,913
Due to stockholders		—	—
TOTAL LONG TERM LIABILITIES		—	499,913

TOTAL LIABILITIES		$9,559,144	$3,882,257

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 100,000,000 shares authorized, 49,951,223 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively		$49,951	$49,951
Preferred stock, 200,000,000 shares authorized, designated as Series A and B. Series A: par value $.001; 2,000,000 shares authorized, 13,150 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively		13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized, 12,100,000 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively		12,100	12,100
Additional Paid in Capital		3,789,864	3,789,864
Statutory Reserve		170,950	129,636
Retained Earnings		(2,003,096)	(2,128,404)
Accumulated Other Comprehensive Income		474,419	389,533
TOTAL STOCKHOLDERS’ EQUITY		2,494,201	2,242,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		12,053,344	6,124,950

See Accompanying Notes to Financial Statements and Accountant’s Report

(19)

China Fruits Corporation
Consolidated Statements of Income
For the years ended December 31, 2013 and 2012
(Stated in US Dollars)
		Twelve Months Ended
	Note	Dec 31, 2013	Dec 31, 20132

REVENUES:
Sales		$9,369,901	$3,550,674
Cost of Goods Sold		7,286,184	3,065,050
GROSS PROFIT		2,083,717	485,623

OPERATING EXPENSES:
Selling Expenses		1,262,369	545,988
General and Administrative		852,056	970,442
TOTAL OPERATING EXPENSES		2,114,426	1,516,430
Operating Income/(Loss)		(30,708)	(1,030,806)

OTHER INCOME (EXPENSE):
Other Income		18,780	22,064
Other Expense		—	(156,910)
Interest Income		120	305
Interest Expense		(131,316)	(143,589)
Government Grants	14	409,160	1,220,920
TOTAL OTHER INCOME (LOSS) & EXPENSE		296,744	942,790

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		266,036	(88,016)
Income Tax Expense		99,414	—
NET Income/(loss)		166,622	(88,016)

Other compressive income
-Foreign currency translation gain/(loss)		84,886	(74)

COMPREHENSIVE (LOSS)		251,508	(88,090)
(Loss) per common share:	15
Basic and fully diluted		$ **	$ **
Weighted Average Number of Common Shares Outstanding – Basic and Fully Diluted		49,951,223	49,951,223
**Less than $0.01
See Accompanying Notes to Financial Statements and Accountant’s Report

(20)

China Fruits Corporation
Consolidated Statements of Stockholders’ Equity
As of December 31, 2013 and 2012
(Stated in US Dollars)
	Common Stock (Shares)	Series "A" Preperred (Shares)	Series "B" Preferred (Shares)	Common Stock (Amount)	Series "A" Preperred (Amount)	Series "B" Preferred (Amount)	Additional paid in capital	Statutory Reserve	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total

Balance at January 1, 2012	49,951,223	13,150	12,100,000	49,951	13	12,100	3,789,864	62,719	389,607	(1,973,471)	2,330,783
Net income										(88,016)	(88,016)
Appropriations to statutory reserves								66,917		(66,917)	—
Foreign currency translation adjustment									(74)		(74)
Balance at December 31, 2012	49,951,223	13,150	12,100,000	49,951	13	12,100	3,789,864	129,636	389,533	(2,128,404)	2,242,693

Balance at January 1, 2013	49,951,223	13,150	12,100,000	49,951	13	12,100	3,789,864	129,636	389,533	(2,128,404)	2,242,693
Net income										166,622	166,622
Appropriations to statutory reserves								41,314		(41,314)	—
Foreign currency translation adjustment									84,886
Balance at December 31, 2013	49,951,223	13,150	12,100,000	49,951	13	12,100	3,789,864	170,950	474,419	(2,003,096)	2,494,201

See Accompanying Notes to Financial Statements and Accountant’s Report

(21)

China Fruits Corporation
Consolidated Statements of Cash Flows
For the years ended December 31, 2013 and 2012
(Stated in US Dollars)

	Twelve Months Ended
	12/31/2013	12/31/2012
Cash Flows from Operating Activities
Net (loss)	166,622	$(88,016)
Adjustments to reconcile net loss to net	—
Cash provided by (used in) operating activities:
Depreciation and Amortization	320,782	163,794
(Increase) decrease in operating assets:
Accounts receivable	(3,589,453)	(109,387)
Inventories	(1,455,726)	271,476
Other assets	(60,552)	11,221
Prepaid expenses and other current assets	(156,215)	1,452,803
Advance to suppliers	(597,458)	(1,565,386)
Increase (decrease) in operating activities:
Accounts payable	4,151,415	19,460
Other payables and accrued liabilities	479,903	432,361
Tax payable	233,702	27,583
Customer deposit	(92,177)	249,771
Net cash (used in) provided by Operating Activities	(599,157)	865,680

Cash Flows from Investing Activities
Construction in progress	(1,146)	—
Increase in property and equipment	(380,291)	(488,896)
Increase in intangible assets	(14,758)	(341,155)
Net cash provided (Used in) by Investing Activities	(396,195)	(830,051)

Cash Flows from Financing Activities
Loan from related party	511,599	—
Proceeds from Notes Payable	1,963,864
Payments on Notes Payable	(1,571,422)	(820,584)
Proceeds from issuance of note payable-related party	-	522,754
Due to stockholders		(209,933)
Net cash provided by (used in) Financing Activities	904,041	(507,763)

Foreign currency translation adjustment	84,886	(74)

Net increase/(decrease) in cash & cash equivalents for the periods	(6,425)	(472,208)

Cash & cash equivalents:
Beginning of period	46,642	518,850
End of period	40,217	46,642

Supplementary disclosures of cash flows information:
Cash paid for interest	124,937	143,588
Cash paid for income taxes	—	—

See Accompanying Notes to Financial Statements and Accountant’s Report

(22)

China Fruits Corporation

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

(Stated in USD)

1.ORGANIZATION AND PRINCIPAL ACTIVITIES

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

CHFR, Tai Na and Tai Na Beijing are hereinafter referred to as (the “Company”).

(23)

China Fruits Corporation

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

(Stated in USD)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

(b)	Use of estimates

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported.  Actual results may differ from these estimates.

(c)	Basis of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries.

All significant inter-company balances and transactions within the Company and subsidiary have been eliminated upon consolidation.

(d)	Revenue recognition

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the year ended December 31, 2012

(e)	Cost of revenue

Cost of revenues consists primarily of material costs, direct labor, depreciation and overheads, which are directly attributable to the manufacture of products and the provision of services.

(f)	Accounts receivable

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

(24)

China Fruits Corporation

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

(Stated in USD)

(g)	Inventories

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

(h)	Plant and equipment, net

Plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses, if any. Depreciation is calculated on the straight-line basis over the following expected useful lives from the date on which they become fully operational and after taking into account their estimated residual values:

	Depreciable life	Residual value
Plant and machinery	10-12 years	5%
Furniture, fixture and equipment	5-6 years	5%

Expenditure for maintenance and repairs is expensed as incurred.

(i)	Impairment of long lived assets

The Company evaluated the recoverability of its property, plant, equipment, and other long-lived assets in accordance with FASB ASC 360, “Property, Plant and Equipment”, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments of these types of assets were recognized during the year ended December 31, 2012.

(j)	Comprehensive income (loss)

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

(k)	Income taxes

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

(l)	Net loss per share

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

(25)

China Fruits Corporation

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

(Stated in USD)

(m)	Foreign currencies translation

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

(n)	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of income and comprehensive income as and when the related employee service is provided.

(o)	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. A material related party transaction has been identified in Note 10 in the financial statements.

(p)	Fair value of financial instruments

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2013 and December 31, 2012 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2013 and December 31, 2012, respectively.

(q)	Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

(26)

China Fruits Corporation

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

(Stated in USD)

(r)	Recently Issued Accounting Standards

In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”). The Update clarifies that ordinary trade receivables and receivables are not in the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, Update 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in FASB Accounting Standards Codification® or subject to a master netting arrangement or similar agreement. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

For public entities, the amendments that are subject to the transition guidance is effective for fiscal periods beginning after December 15, 2012. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). The amendments require an organization to:

a)	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income–but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.

b)	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-03, “Clarifying the Scope and Applicability of a Particular Disclosure to Nonpublic Entities” (“ASU 2013-03”). The amendment clarifies that the requirement to disclose the level of the fair value hierarchy within which the fair value measurements are categorized in their entirety (as Level 1, Level 2, or Level 3) does not apply to private companies and nonpublic not-for-profits for items that are not measured at fair value in the statement of financial position, but for which fair value is disclosed. The amendments are effective upon issuance. Management does not expect the adoption of this standard has a significant effect on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” (“ASU 2013-04”). The update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in US GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU 2013-05”). The ASU clarifies that when a parent entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Accounting Standards Codification 830-30 to release any related cumulative translation adjustment into net income. The ASU provides that the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The amendments take effect prospectively for public companies for fiscal years beginning after December 15, 2013, and interim reporting periods within those years. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued ASU No. 2013-07, “Liquidation Basis of Accounting” (“ASU 2013-07”). The ASU requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation would be considered imminent when the likelihood is remote that the reporting entity would return from liquidation and either: (a) a plan for liquidation has been approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or the entity will return from liquidation, or (b) a plan for liquidation is imposed by other forces, and the likelihood is remote that the entity will return from liquidation. If a plan for liquidation was specified in an entity's governing documents at its inception (for example, limited-life entities), then liquidation would be imminent only if the approved plan for liquidation differs from the plan specified at the entity’s inception. The amendments take effect for all entities reporting under U.S. GAAP, except investment companies that are regulated under the Investment Company Act of 1940. The standard is effective for annual reporting periods beginning after December 31, 2013, and interim reporting periods therein. Early adoption is permitted. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

In March 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that the adoption of this standard will have a significant impact on the Company’s financial position, results of operations or cash flows. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

In July 2013, the FASB issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The guidance requires that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. The guidance further requires that when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is not available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that the adoption of this standard will have a significant impact on the Company’s financial position. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

As of December 31, 2013, there are no other recently issued accounting standards not yet adopted that would have a material effect on the Company’s consolidated financial statements.

(27)

China Fruits Corporation

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

(Stated in USD)

3. ACCOUNTS RECEIVABLE, NET

The majority of the Company’s sales is cash on delivery, or secured by customer deposits. A small portion of our revenues is on open credit terms and in accordance with terms specified in the contracts governing the relevant transactions. The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. The Company did not experience significant losses from uncollectible accounts in the past; accordingly, the management decided to accrue one percent of the accounts receivable outstanding within one year and a hundred percent of the accounts receivable outstanding for longer than one year as bad debt allowance as of December 31, 2013 and December 31, 2012, respectively.

Accounts Receivable
	12/31/2013	12/31/2012
Accounts receivable	$4,116,934	$498,026
Less: Allowance for bad debt	(41,169)	(11,714)
Accounts receivable, net	$4,075,765	$486,312

4. OTHER RECEIVABLES

The Company advances money to several third parties during business operation. These receivables bear no interest and due on demand except otherwise noted. As of December 31, 2013 and December 31, 2012, the Company had other receivables of $141,363 and $80,811, respectively.

5. ADVANCE TO SUPPLIERS

As of December 31, 2013 and December 31, 2012, the Company had made advance to suppliers of $2,162,844 and $1,565,386, respectively for the purchases of inventories.

Advance to Suppliers
	12/31/2013	12/31/2012
Deposit for purchases of tangerines	$2,152,312	$1,437,527
Others	10,532	127,859
Advance to Suppliers	$2,162,844	$1,565,386

(28)

China Fruits Corporation

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

(Stated in USD)

6. INVENTORIES

Inventories as of December 31, 2013 and December 31, 2012 consisted of the following:

	12/31/2013	12/31/2012
Finished goods	$77,059	$84,352
Raw materials	1,461,932	16,154
Packing materials	27,454	10,324
Other supplies	111	—
Total	$1,566,556	$110,830

The Company performs physical inventory count on a regular basis and instead of recording an allowance for spoilage, the spoilage will be written-off directly to the income statement when it occurs. The spoilage rate is approximately 2% of average inventory.

7. PREPAID EXPENSES

As of December 31, 2013 and December 31, 2012, the Company had prepayment of $67,862 and $24,599, respectively, consisted of the following:

	12/31/2013	12/31/2012
Prepaid Rent	$60,007	$24,599
Other	7,855	—
Prepaid expenses	$67,862	$24,599

8. PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2013 and December 31, 2012 consisted of the following:

12/31/2013	At Cost	Accumulated Depreciation	Net
Buildings	$3,643,458	$(703,963)	$2,939,496
Machinery & equipment	211,471	(42,617)	168,854
Motor vehicles	146,564	(69,740)	76,823
Office equipment	278,678	(123,509)	155,169
Others	38,314	(8,508)	29,806
Total	$4,318,485	$(948,337)	$3,370,148

12/31/2012	At Cost	Accumulated Depreciation	Net
Buildings	$3,326,778	$(529,876)	$2,796,902
Machinery & equipment	205,071	(21,391)	183,680
Motor vehicles	142,128	(36,736)	105,392
Office equipment	256,905	(87,378)	169,527
Others	7,313	(5,827)	1,486
Total	$3,938,195	$(681,208)	$3,256,987

9. INTANGIBLE ASSET, NET

Intangible asset, net as of December 31, 2013 and December 31, 2012 consisted of the following:

	12/31/2013	12/31/2012
Land use right	480,729	443,616
Computer Software	6,972	6,761

Less:accumulated amortization	(156,004)	(126,440)
Intangible asset, net	331,697	346,501

(29)

China Fruits Corporation

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

(Stated in USD)

10. NOTE PAYABLE - CURRENT PORTION

As of December 31, 2013 and December 31, 2012, the Company had short-term loan of $2,479,379 and $1,587,024, respectively, from various local banks. The detailed terms were set forth as follows:

	12/31/2013	12/31/2012
Bank of China, 6.5% annual interest, due on November 17, 2013	$—	$1,587,024
Bank of China, 7.0% annual interest, due on July 20, 2014	981,932	—
Bank of China, 7.0% annual interest, due on December 20, 2014	981,932	—
Local Government, zero interest, due on no later than November 30, 2013	515,515	—
	$2,479,379	$1,587,024

The subsidiary of the Company, Jiangxi Taina Nanfeng Orange Co., Ltd. has borrowed two loans with the total amount of $1,963,865 (RMB 12,000,000) from Bank of China with a 7.8% annual interest rate and due date on June 2, 2014 and December 2, 2014 respectively. And as written in agreement, the lender, Bank of China, requires the borrower, Jiangxi Taina Nanfeng Orange Co., Ltd to secure this loan with collaterals of its land and real estates located in Nanfeng.

Jiangxi Taina Nanfeng Orange Co., Ltd. has also borrowed loans from local government with the following provisions:

	12/31/2013	12/31/2012
Local Government, zero interest, due on no later than November 30, 2012	73,645	71,417
Local Government, zero interest, due on no later than November 30, 2013	73,645	71,416
Local Government, zero interest, due on no later than November 30, 2012	184,112	178,540
Local Government, zero interest, due on no later than November 30, 2013	184,112	178,540
	515,515	499,913

All balances were supposed to be paid by or before November 30, 2013. However, Jiangxi Taina is applying for extension of the repayment date and no repayment were made by December 31, 2013.

11. CUSTOMER DEPOSIT

As of December 31, 2013 and December 31, 2012, the Company had customer deposits of $493,164 and $585,341, respectively, representing payments received for orders not yet shipped or payments from customers for prepaid membership cards.

12. DUE TO RELATED PARTIES

As of December 31, 2013 and December 31, 2012, the Company had loan payable to related party of $1,074,031 and $562,431, respectively. These loans bear no interest and are due within one year.

	12/31/2013	12/31/2012
Due to shareholders	$435,774	$305,333
Loan from related party	638,257	—
Related parties:
Turner International Investment Management (Beijing) Co., Ltd.	—	103,157
1) Turner International Fruit Chain Management (Beijing) Co., Ltd.	—	153,941
2) Total	$1,074,031	$562,431

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of December 31, 2013 and December 31, 2012 was $435,774 and $305,333 respectively. The balance due to stockholders was not evidenced by a promissory note, but rather is an oral agreement between the shareholder and the Company.

During October and November 2013, four related parties issued four promissory notes to the Company amounting to $638,257 (RMB 3,900,000) with a term of one year with an interest rate of 6% per annum. Interest expense accrued for the four promissory notes for the year ended December 31, 2013 was $6,285.

13. NOTE PAYABLE - LONG TERM

Long-term notes payable as of December 31, 2013 and December 31, 2012 consisted of following:

	12/31/2013	12/31/2012
Local Government, zero interest, due on no later than November 30, 2013	—	499,913
Total	$—	$499,913

14. GOVERNMENT GRANTS

For the one year period ended December 31, 2013 and December 31, 2012, the Company received grants and rewards from local government in amount of $409,160 and $1,220,920 respectively. The governmental grants were to encourage the Company’s efforts on modern agricultural development. These grants were interest-free and bear no repayment requirements.

15. NET GAIN/LOSS PER SHARE

Basic net gain/loss per share is computed using the weighted average number of the ordinary shares outstanding during the periods.

The following table sets forth the computation of basic net gain/loss per share for the twelve months ended December 31, 2013 and 2012, respectively:

	For the twelve months ended
	12/31/2013	12/31/2012
Net Gain/(Loss)	$172,907	$(88,016)
Net Gain/(Loss) Per Share – Basic	**	**
Weighted Average Number of Shares Outstanding – Basic	49,951,223	49,951,223

** Less than $0.01

(30)

China Fruits Corporation

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

(Stated in USD)

16. CONCENTRATION AND RISKS

(a) For the twelve months ended December 31, 2013, 100% of the Company’s assets were located in the PRC and approximately 11% of the Company’s revenues were derived from customers located in the PRC, other revenues were mainly derived from customers located in Thailand, Dubai and Malaysian.

For the year ended December 31, 2013, major customers with their revenues are presented as follows:

Customers	Revenue	%
Customer A	$1,615,489	17%
Customer B	1,218,894	13%
Customer C	579,939	6%
Revenue as of December 31, 2013	$9,369,901

For the year ended December 31, 2012, major customers with their revenues are presented as follows:

Customers	Revenue	%
Customer A	$406,180	11%
Customer B	396,503	11%
Customer C	301,916	9%
Revenue as of December 31, 2012	$3,550,674

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

17. COMMITMENT AND CONTINGENCIES

 The Company rented plant, office, and retailing spaces under a non-cancelable operating lease agreement. On March 3, 2012, the Company entered into a five-year lease agreement for an additional warehouse and logistic space to store, pack and deliver fresh fruits. The lease term is from March 10, 2012 through March 9, 2017, and the total rental payment is approximately $726,920. Accordingly, the remaining three years minimum rental payments for that warehouse required as of January 1, 2014 are as follows:

Year ended December 31	Lease payment
2014	$ 145,384
2015	$ 161,538
2016	$ 177,692
Total	$ 484,614

For year ended December 31, 2013, total rental expense for China Fruits Corporation was $340,979.

(31)

China Fruits Corporation

Notes To Consolidated Financial Statements

December 31, 2013 and 2012

(Stated in USD)

18. GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2013, the Company had retained deficits of $1,996,811 and working capital deficit of current liabilities exceeding current assets by $593,276 due to the substantial losses in operation in previous years and default of its senior notes payable. Management has taken certain action and continues to implement changes designed to improve the Company's financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) obtainment of new capital from investors and (c) obtainment of new short-term bank loans to finance their working capital, and long-term loans to fund our capital expenditure projects. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2014. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

19. 2012 COMPARATIVE FIGURES

The 2012 comparative figures are from re-audit of 2012 by our firm as required by SEC as a result of PCAOB revoked the registration of the previous auditor Lake & Associates CPAs, LLC. whose 2012 audit report was dated April 12, 2013 filed with the issuer’s form 10-K to SEC on April 15, 2013.

20. SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statement.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2013, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(c)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date to Start
Chen, Quan Long	54	President, Chief Executive Officer and Chairman	June 1, 2006
Li, Ze	31	Chief Financial Officer	September 1, 2011

Chen, Quan Long - President, Chief Executive Officer and Chairman

Mr. Chen, Quan Long, aged 54, obtained a Master of Business Administration degree at Beijing University. His prior work experience is primarily in corporate. He was chairman of Fei Huan Group, a corporation organized and existing under the laws of the Peoples' Republic of China ("Fei Huan Group"), from October 1988 to December 2001. Since January 2002, he was Chairman of Fei Huan Wine, Inc., an affiliate of Fei Huan Group. Mr. Chen’s duties with Fei Huan Group included management of their beverage processing and distribution. Mr. Chen is a member of the Chinese Entrepreneurial Association.

Li, Ze - Chief Financial Officer

Mr. Li, Ze, aged 31, received his bachelor degree in business administration from Northern Industrial University, major in Accounting. From July 2006 through March 2009, Mr. Li worked as accountant in Beijing Agricultural, Industrial & Commercial Trading Company. Prior to the appointment as our Chief Financial Officer, Mr. Li has worked as senior accountant, assistant manager, and manager of Accounting Department in Tai Na International Fruits (Beijing) Co. Ltd. since June 2009. Mr. Li has systematic knowledge about accounting and finance. He is experienced in accounting regulations, rules and policies, sophisticated in taxation, corporate finance and internal control system.

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

• Compliance with applicable governmental laws, rules and regulations

The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code

• Accountability for adherence to the code

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2013. We believe that all of these filing requirements were satisfied by our executive officers, directors and by the beneficial owners of more than 10% of our common stock. In making this statement, hawse have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

(34)

 ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2013, 2012 and 2011, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Chen, Quan Long President, CEO & Chairman	2013	$13,570		0	0	0	0	0	$13,570
	2012	$8,559	0	0	0	0	0	0	$8,559
	2011	$7,260	0	0	0	0	0	0	$7,260

Li, Ze Chief Financial Officer	2013	$7,754	0	0	0	0	0	0	$7,754
	2012	$7,608	0	0	0	0	0	0	$7,608
	2011	$6,355	0	0	0	0	0	0	$6,355

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

(35)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

As of March 25, 2014, we had 3,634 stockholders of record and 49,951,223 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding. The following table sets forth as of March 25, 2014, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Director, nominee and executive officer; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 49,951,223 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding as of March 25, 2014.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF MARCH 25, 2014

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, WWC, P.C. (“WWC”), for our audit of the annual financial statements for the years ended December 31, 2013 and 2012. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2013(2)	2012 (3)

Audit Fees (1)	$ 42,000	$ 27,000
Audit-Related Fees (4)	--	--
Tax Fees (5)	--	--
All Other Fees (6)	--	--
Total Accounting Fees and Services	$ 42,000	$ 27,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown in 2013 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2013, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2014.

(3)	The amounts shown in 2012 relate to (i) the re-audit of our annual financial statements for the fiscal year ended December 31, 2012.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

Pre-Approval Policy for Audit and Non-Audit Services

We do not have a standing audit committee, and the full Board performs all functions of an audit committee, including the pre-approval of all audit and non-audit services before we engage an accountant. All of the services rendered to us by WWC, P.C. were pre-approved by our Board of Directors.

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

    (a) On December 31, 2013, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

(37)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of China Fruits Corp. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm Balance Sheet at December 31, 2013

Statements of Operations - for the years ended December 31, 2013 and 2012

Statements of Cash Flows - for the years ended December 31, 2013 and 2012

Statements of Stockholders’ Equity - for the years ended December 31, 2013 and 2012

Notes to Financial Statements

2. Exhibits

14.1 Code of Ethics *

31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1. Section 1350 Certifications of Chief Executive Officer

32.2. Section 1350 Certifications of Chief Financial Officer

101.INS	XBRL Instance Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.LAE	XBRL Taxonomy Extension Label Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.SCH	XBRL Taxonomy Extension Schema **

* Filed previously.

(b)	Reports on Form 8-K

1.	On October 30, 2013, the Company filed a current report on Form 8-K to announce changes in Registrant’s Certifying Accountant of the Company. An amendment to the Form 8-K was subsequently filed on November 12, 2013.

(38)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

China Fruits Corporation

Date: March 25, 2014	/s/ Chen, Quan Long
Chen, Quan Long
President

(39)