Form 10-Q
period 2014-03-31
China Fruits Corp
filed 2014-05-19
CIK 1029802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Yes [ ] No [x]

Number of shares of common stock, par value $.001, outstanding as of May 15, 2014: 49,951,223

Number of shares of preferred stock outstanding as of May 15, 2014:

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

(1)

(2)

ITEM 1. FINANCIAL STATEMENTS

China Fruits Corp. and Subsidiaries

Consolidated Financial Statements

March 31, 2014 and December 31, 2013

(Stated in US Dollars)

(3)

China Fruits Corp.

Content	Page

Consolidated Balance Sheets	2 - 3

Consolidated Statements of Income	4

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7 - 18

(4)

China Fruits Corporation and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2014 and December 31, 2013
Unaudited
(Stated in US Dollars)

ASSETS		3/31/2014	12/31/2013
Current Assets	Notes
Cash & Cash Equivalents		$1,586,253	$40,217
Accounts Receivable, Net	3	4,960,027	4,075,765
Other Receivable, Net	4	261,301	141,363
Advance to Supplies	5	1,886,946	2,162,844
Inventories	6	531,289	1,566,556
Prepaid Expense	7	61,484	67,862
Refundable Tax		102,886	266,719
TOTAL CURRENT ASSETS		9,390,186	8,321,326

Noncurrent Assets
Property, Plant & Equipment, Net	8	3,290,772	3,370,148
Construction in Progress		1,136	1,146
Intangible Assets, Net	9	322,574	331,697
Other Long-term Asset Deposit		24,343	24,548
Organization Cost/ L/T Amortization		3,609	4,479
TOTAL NON-CURRENT ASSETS		3,642,434	3,732,018

TOTAL ASSETS		$13,032,620	$12,053,344

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and Accrued Expenses		$1,549,813	$4,238,843
Notes Payable – Current Portion	10	2,710,203	2,479,379
Customer Deposit	11	389,698	493,164
Taxes Payable		425,963	261,286
Other Payables		91,464	657,952
Due to Related Parties	12	4,773,037	1,074,031
Accrued liabilities and Payroll Tax Liabilities		514,724	354,489
TOTAL CURRENT LIABILITIES		10,454,902	9,559,144

TOTAL LIABILITIES		10,454,902	9,559,144

STOCKHOLDERS' EQUITY
Common stock, par value $.001, 100,000,000 shares authorized, 49,951,223 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively		49,951	49,951
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B. Series A: par value $.001; 2,000,000 shares authorized, 13,150 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively		13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized, 12,100,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively		12,100	12,100
Additional Paid in Capital		3,789,864	3,789,864
Statutory Reserve		170,950	170,950
Retained Earnings		(1,888,385)	(2,003,096)
Accumulated Other Comprehensive Income		443,225	474,419
TOTAL STOCKHOLDERS’ EQUITY		2,577,718	2,494,201

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$13,032,620	$12,053,345

See Accompanying Notes to Financial Statements

(5)

China Fruits Corporation and Subsidiaries
Consolidated Statements of Income
For the three months ended March 31, 2014 and 2013
Unaudited
(Stated in US Dollars)

		Three Months Ended
	Note	3/31/2014	3/31/2013
REVENUES:
Sales		$8,015,860	$739,222
Cost of Goods Sold		7,098,744	624,075
GROSS PROFIT		917,116	115,147

OPERATING EXPENSES:
Selling Expenses		596,470	161,647
General and Administrative		327,710	244,684
TOTAL OPERATING EXPENSES		924,180	406,331

Operating Income/(Loss)		(7,064)	(291,184)

OTHER INCOME (EXPENSE):
Other Income		14,308	5,826
Interest Income		60	—
Interest Expense		(51,109)	(31,826)
Government Grants	13	239,132	55,438
TOTAL OTHER INCOME (LOSS) & EXPENSE		202,391	29,438

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		195,326	(261,746)
Income Tax Expense		80,615	—
NET Income (Loss)		$114,711	$(261,746)

Other compressive income
-Foreign currency translation gain (Loss)		(31,194)	6,249

COMPREHENSIVE (LOSS)		$83,517	$(255,497)
(Loss) per common share:
Basic and fully diluted	14	**	$(0.01)
Weighted Average Number of Common Shares Outstanding – Basic and Fully Diluted
		49,951,223	49,951,223

** Less than $0.01

See Accompanying Notes to Financial Statements

(6)

China Fruits Corporation and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2014 and 2013
Unaudited
(Stated in US Dollars)

	three Months Ended
	3/31/2014	3/31/2013

Cash Flows from Operating Activities
Net Income/(loss)	$114,711	$(261,746)
Adjustments to reconcile net loss to net
Cash provided by (used in) operating activities:
Depreciation and Amortization	59,425	66,718
(Increase) decrease in operating assets:
Accounts receivable	(884,262)	321,286
Inventories	1,035,267	(42,371)
Prepaid expenses and other current assets	326,376	79,878
Increase (decrease) in operating liabilities:
Accounts payable	(2,689,030)	26,723
Other payables and accrued liabilities	(509,719)	21,119
Tax payable	164,677	69
Net cash (used in) provided by Operating Activities	(2,382,555)	211,676

Cash Flows from Investing Activities
Purchase of property and equipment	(10,225)	(20,249)
Net cash provided (Used in) by Investing Activities	(10,225)	(20,249)

Cash Flows from Financing Activities
Advance from (to) a third party	3,699,006	(40,172)
Proceeds from /(Payments on) Notes Payable	251,546	(152,655)
Due to stockholders	—	57,664
Net cash provided by (used in) Financing Activities	3,950,552	(135,163)

Foreign currency translation adjustment	(11,736)	181

Net increase/(decrease) in cash & cash equivalents for the periods	1,546,036	56,445

Cash & cash equivalents:
Beginning of period	40,217	47,399
End of period	$1,586,253	$103,844

Supplementary disclosures of cash flows information:
Cash paid for interest	$41,091	$31,334
Cash paid for income taxes	$164	$—

See Accompanying Notes to Financial Statements

(7)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

Basis of Presentation and Organization.

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

The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the Company’s annual audited consolidated financial statements for the preceding fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the years ended December 31, 2013 and 2012 thereto contained in the Annual Report on Form 10-K for the year ended December 31, 2013.

(8)

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the quarter ended March 31, 2014.

(e)	Cost of revenue

Cost of revenues consists primarily of material costs, direct labor, depreciation and overheads, which are directly attributable to the manufacture of products and the provision of services.

(9)

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

The Company evaluated the recoverability of its property, plant, equipment, and other long-lived assets in accordance with FASB ASC 360, “Property, Plant and Equipment”, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments of these types of assets were recognized during the quarter ended March 31, 2014 and the year ended December 31, 2013.

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

(10)

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

(11)

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2014 and December 31, 2013 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended March 31, 2014 and for the year ended December 31, 2013, respectively.

(q)	Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

(12)

3.	ACCOUNTS RECEIVABLE, NET

The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. The Company did not experience significant losses from uncollectible accounts in the past; accordingly, the management decided to accrue one percent of the accounts receivable outstanding within one year and a hundred percent of the accounts receivable outstanding for longer than one year as bad debt allowance as of March 31, 2014 and December 31, 2013, respectively.

Accounts receivable
	3/31/2014	12/31/2013
Accounts receivable	$5,010,128	$4,116,934
Less: Allowance for bad debt	(50,101)	(41,169)
Accounts receivable, net	$4,960,027	$4,075,765

4.	OTHER RECEIVABLES

The Company advances money to several third parties during business operation. These receivables bear no interest and due on demand except otherwise noted. As of March 31, 2014 and December 31, 2013, the Company had other receivables of $261,301 and $141,363, respectively.

5.	ADVANCE TO SUPPLIERS

As of March 31, 2014 and December 31, 2013, the Company had made advance to suppliers of $1,886,946 and $2,162,844, respectively for the purchases of inventories.

Advance to Suppliers
	3/31/2014	12/31/2013
Deposit for purchases of tangerines	$1,658,085	$2,152,312
Others	228,861	10,532
Advance to Suppliers	$1,886,946	$2,162,844

6.	INVENTORIES

Inventories as of March 31, 2014 and December 31, 2013 consisted of the following:

	3/31/2014	12/31/2013
Finished goods	$—	$77,059
Raw materials	442,970	1,461,932
Packing materials	88,319	27,454
Other supplies	—	111
Total	$531,289	$1,566,566

The Company performs physical inventory count on a regular basis and instead of recording an allowance for spoilage, the spoilage will be written-off directly to the income statement when it occurs. The spoilage rate is approximately 2% of average inventory.

(13)

7.	PREPAID EXPENSES

As of March 31, 2014 and December 31, 2013, the Company had prepayment of $61,484 and $67,862, respectively, consisted of the following:

	3/31/2014	12/31/2013
Prepaid Rent	$43,142	$60,007
Other	18,342	7,855
Prepaid expenses	$61,484	$67,862

8.	PLANT AND EQUIPMENT, NET

Plant and equipment, net as of March 31, 2014 and December 31, 2013 consisted of the following:

3/31/2014	At Cost	Accumulated Depreciation	Net
Buildings	$3,610,072	$(737,718)	$2,872,354
Machinery & equipment	222,864	(47,358)	175,506
Motor vehicles	145,338	(74,658)	70,680
Office equipment	276,349	(132,247)	144,102
Others	37,994	(9,864)	28,130
Total	$4,292,617	$(1,001,845)	3,290,772

12/31/2013	At Cost	Accumulated Depreciation	Net
Buildings	$3,643,458	$(703,963)	$2,939,496
Machinery & equipment	211,471	(42,617)	168,854
Motor vehicles	146,564	(69,740)	76,823
Office equipment	278,678	(123,509)	155,169
Others	38,314	(8,508)	29,806
Total	$4,318,485	$(948,337)	$3,370,148

9.	INTANGIBLE ASSETS, NET

Intangible asset, net as of March 31, 2014 and December 31, 2013 consisted of the following:

	3/31/2014	12/31/2013
Land use right	$476,711	$480,729
Computer Software	6,914	6,972

Less:accumulated depreciation	(161,051)	(156,004)
Plant and equipment, net	$322,574	$331,697

(14)

10.	NOTE PAYABLE– CURRENT PORTION

As of March 31, 2014 and December 31, 2013, the Company had short-term loan of $2,710,203 and $2,479,379, respectively, from various local banks. The detailed terms were set forth as follows:

	3/31/2014	12/31/2013
Bank of China, 7.0% annual interest, due on July 20, 2014	$973,726	$981,932
Bank of China, 7.0% annual interest, due on December 20, 2014	973,726	981,932
Local Government, zero interest, due on no later than November 30, 2013 (Applying for extension)	511,206	515,515
Bank of China, 7.2% annual interest, due on March 18, 2015	251,545
	$2,710,203	$2,479,379

The subsidiary of the Company, Jiangxi Taina Nanfeng Orange Co., Ltd. has borrowed two loans with the total amount of $1,947,452 (RMB 12,000,000) from Bank of China with a 7.0% annual interest rate and due date on July 20, 2014 and December 20, 2014 respectively. And as written in agreement, the lender, Bank of China, requires the borrower, Jiangxi Taina Nanfeng Orange Co., Ltd to secure this loan with collaterals of its land and real estates located in Nanfeng.

On March 18, 2014, Taina International Fruits (Beijing) Co., Ltd, the other subsidiary of the Company, also entered into a loan agreement with Bank of China with the total amount of $251,545 (RMB 1,550,000) 7.2 annual interest rate and due date on March 18, 2015.

Jiangxi Taina Nanfeng Orange Co., Ltd. has also borrowed loans from local government with the following provisions:

	3/31/2014	12/31/2013
Local Government, zero interest, due on no later than November 30, 2012	73,029	73,645
Local Government, zero interest, due on no later than November 30, 2013	73,029	73,645
Local Government, zero interest, due on no later than November 30, 2012	182,574	184,112
Local Government, zero interest, due on no later than November 30, 2013	182,574	184,112
	511,206	515,515

All balances were supposed to be paid by or before November 30, 2013. However, Jiangxi Taina is applying for extension of the repayment date and no repayment were made by March 31, 2014.

(15)

11.	CUSTOMER DEPOSIT

As of March 31, 2014 and December 31, 2013, the Company had customer deposits of $389,698 and $493,164, respectively, representing payments received for orders not yet shipped or payments from customers for prepaid membership cards.

12.	DUE TO RELATED PARTIES

As of March 31, 2014 and December 31, 2013, the Company had loan payable to related party of $4,288,105 and $638,257, respectively. These loans are due within one year.

	3/31/2014	12/31/2013
Due to shareholders	$484,932	$435,774
Due to Related parties:	4,288,105	638,257
Total	$4,773,037	$1,074,031

The shareholder paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of his own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of March 31, 2014 and December 31, 2013 was $484,932 and $435,774, respectively.

On March 31, 2014, the Company entered into convertible promissory notes with four shareholders (the holders) with the maximum accumulated principal of USD 600,000, in accordance with the terms of the convertible promissory notes with the interest at 6% without collateral. The breakdown of the four convertible promissory notes as of 12/31/2014 were set forth as follows:

	Outstanding balance as of 3/31/2014	Maximum accumulated principal set forth in convertible promissory note
Shareholder A	$143,200	$150,000
Shareholder B	233,978	250,000
Shareholder C	46,115	100,000
Shareholder D	61,639	100,000
	$484,932	$600,000

Holders may demand repayment of all amounts loaned to the Company though the date of its repayment request upon thirty (30) days written notice to the Company after five (5) years from effective date (March 31, 2014).

The Company may, at its option, at any time and from time to time, prepay all or any part of the principal balance of the notes, without penalty or premium, provided that concurrently with each such prepayment the Company shall pay accrued interest on the principal, if any, so prepaid to the date of such prepayment.

Upon not less than five (5) days advance written notice of one party hereto to the other (“Conversion note”), at any time or from time to time, the holders or the Company, at each’s sole option, may convert the outstanding principal amount of the Notes, or any portion of the principal amount hereof, and any accrued interest, in whole or in part, into shares of the common stock of the Company. Any amount so converted will be converted into common stock at a conversion price which is equivalent to the previous day’s closing bid price of the day immediately prior to delivery of the Conversion Note (the “Conversion Price”).

In the event the Company should at any time after the date hereof do either of the following: i) fix a record date for the effectuation of a split or subdivision of the outstanding common stock of the Company, or ii) grant the holders of the Company common stock a dividend or other distribution payable in additional shares of common stock without the payment of any consideration by such holder for the additional shares of common stock (“Stock Adjustment”), then, as of the record date (or the date of suck Stock Adjustment if no record date is fixed), the conversion price of the notes shall be appropriately adjusted so that the number of shares of common stock issuable upon conversion of the notes shall be adjusted in proportion to such changein the number of outstanding shares in order to insure such Stock Adjustment does not decrease the conversion value of the notes.

Governming law of the notes shall be the laws of State of Nevada.

(16)

13.	GOVERNMENT GRANTS

For the three months ended March 31, 2014 and March 31, 2013, the Company received grants and rewards from local government in amount of $239,132 and $55,438 respectively. The governmental grants were to encourage the Company’s efforts on modern agricultural development. These grants were interest-free and bear no repayment requirements.

14.	NET INCOME/(LOSS) PER SHARE

Basic net income/(loss) per share is computed using the weighted average number of the ordinary shares outstanding during the periods.

The following table sets forth the computation of basic net income/(loss) per share for the three months ended March 31, 2014 and 2013, respectively:

	For the three months ended
	3/31/2014	3/31/2013
Net Income/(Loss)	114,711	$(261,746)
Net Income/(Loss) Per Share – Basic	**	(0.01)
Weighted Average Number of Shares Outstanding – Basic	49,951,223	49,951,223

** Less than $0.01

15.	CONCENTRATION AND RISKS

(a) For the three months ended March 31, 2014 and 2013, 100% of the Company’s assets were located in the PRC. Approximately 42% of the Company’s revenues were derived from customers located in the PRC. For the three months ended March 31, 2014 and approximately 100% of the Company’s revenues were derived from customers located in the PRC for three months ended March 31, 2013.

For the three months ended March 31, 2014, major customers with their revenues are presented as follows:

Customers	Revenue	%	Accounts Receivable
Customer A	4,432,166	55%	3,105,042
Customer B	195,212	2%	—
Customer C	127,302	2%	—
Revenue as of March 31, 2014		Total	8,015,860

For the three months ended March 31, 2013, major customers with their revenues are presented as follows:

Customers	Revenue	%	Accounts Receivable
Customer A	59,280	7.99%	—
Customer B	46,161	6.22%	—
Customer C	8,864	1.19%	—
Revenue as of March 31, 2013		Total	739,222

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(17)

16.	COMMITMENT AND CONTINGENCIES

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

Year ended December 31	Lease payment
2014	$ 145,384
2015	$ 161,538
2016	$ 177,692
Total	$ 484,614

For the three months ended March 31, 2014 total rental expense for China Fruits Corporation was $64,180.

17.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of March 31, 2014, the Company had retained deficits of $1,888,385 and working capital deficit of current liabilities exceeding current assets by $1,064,716 due to the substantial losses in operation in prior years and default of its notes payable. Management has taken certain action and continues to implement changes designed to improve the Company's financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) obtainment of new capital from investors and (c) obtainment of new short-term bank loans to finance their working capital, and long-term loans to fund our capital expenditure projects. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2014. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

18.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

(18)

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

Since 2007, we have expanded our sales network by setting up the franchise retail stores for fresh fruits and related products. We also relocated our headquarters to Beijing, which we believe will have a positive effect on our corporate image and marketing strategy. In order to create our brand identity efficiently, we plan to acquire or form joint venture with the existing profitable and middle-size retail stores. We provide the stores with our standard management systems, supplies, as well as remodeling to unify store display, color and sign pursuant to the franchise requirements. We currently have 13 franchise retail stores in the Beijing area, of which 2 stores are wholly owned by us under direct management, and 11 stores are managed by franchisees. In 2014, we will evaluate the operations in the existing stores and replace those in poor performance with new stores. After several years experience in operating franchise retail stores, we believe 2014 is the right time for us to expand our retail stores network. We expect the total number of franchise stores to be increased to around sixty four by the end of 2014. Such expansion will be accomplished via acquisitions, franchise sales or direct setups.

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

Simultaneously with expanding our infrastructure, we have attempted to enhance our brand recognition by hosting certain social events. During the first quarter of 2014, we launched the “Taina® Miss Fruit” Beauty Contest, the first national fruit-themed beauty contest in China that is aimed to advocate the fruit culture and healthy lifestyle in China’s growing urban population. As a recent move to enhance our retail fruit store brand name, Taina®, we believe the social events such as the beauty contest also sets a stage for the Company to present cross marketing opportunities in fruit planting, distributing, and retailing.

(19)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Revenues

Gross revenues were $8,015,860 for the three months ended March 31, 2014, increased by $7,276,638, or 984%, compared to gross revenues of $739,222 for the same period ended March 31, 2013. The increase during the first quarter of 2014 was due primarily to our efforts in developing oversea markets, including Thailand, Dubai and Indonesia. We started to develop the Thai market in 2011, which is becoming our significant oversea market as the result of consistent marketing. Our signature tangerines are popular in the market due to their good quality and reasonable price. During the first quarter of 2014, the revenues from overseas sales were approximately $5,102,085, of which $4,432,187 was from Thailand, $127,302 was from Dubai and $63,025 was from Indonesia. Another reason for the increase in revenues during the first quarter of 2014 is the increase in our franchise stores, which totaled 10 stores as of March 31, 2014, compared to 4 stores in the same period in 2013.

We generate our revenues from sales of fresh fruits and related products, including our signature tangerine. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to a warranty. We did not record any product returns during three months ended March 31, 2014.

We expect our sales to increase during 2014 as we move toward implementing our businesses plan, including the increase in franchise retail stores, and an increase in our marketing budgets. We currently have 13 franchise retail stores in the Beijing area, of which 2 stores are wholly owned by us under direct management, and 11 stores are managed by franchisees. In 2014, we will evaluate the operations in the existing stores and replace those in poor performance with new stores. After several years experience in operating franchise retail stores, we believe 2014 is the right time for us to expand our retail stores network. We expect the total number of franchise stores to be increased to around sixty four by the end of 2014. Such expansion will be accomplished via acquisitions, franchise sales or direct setups.

Net Income / (Loss)

We had net income of $114,711 for the three months ended March 31, 2014, compared to net loss of $261,746 for the three months ended March 31, 2013.  The net income during the first quarter of 2014 was due primarily to the decrease in operating loss resulting from the increase in gross profit. In addition, we received the grants from government in amount $239,132, which was to encourage our contribution in modern agriculture. We had loss from operation without the government grant.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

(20)

Expenses

Operating expenses for the three months ended March 31, 2014 were $924,179, increased by $517,848, or 127%, compared to $406,331 for the same period ended March 31, 2013. The increase in operating expenses during the first quarter of 2014 was due primarily to the increase in selling expenses, which were $596,470 in the first quarter of 2014, compared to $161,647 in the same period ended March 31, 2013.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. We had $7,098,744 in cost of goods sold, or approximately 89% of revenues, during the three months ended March 31, 2014. Comparatively, we had $624,075 in cost of goods sold, or approximately 84% of revenues, during the three months ended March 31, 2014. The gross margin of fresh fruits products typically ranges between 10-15%. We expect to reduce the cost of goods sold through collaboration with more non-related suppliers, which will also help us to reduce the risk of concentration.

Liquidity and Capital Resources

Cash flows used in operating activities were $2,382,555 for the three months ended March 31, 2014, compared to cash flows of $211,676 provided by operating activities for the three months ended March 31, 2013. Negative cash flows from operations for the three months ended March 31, 2014 were due primarily to the increase in accounts receivable in the amount of $884,262, plus the decrease in accounts payable by $2,689,030 and decrease in other payable and accrued liabilities by $509,719, partially offset by the net income of $114,711, and the decrease in inventories and prepaid expenses by $1,035,267 and $326,376, respectively. Positive cash flows from operations for the three months ended March 31, 2013 were due primarily to the decrease in accounts receivable in the amount of $321,286, the decrease in prepaid expenses by $79,878, plus the increase in accounts payable by $26,723, and the increase in other payable and accrued liabilities by $21,119, offset by the net loss of $261,746, and the increase in inventories by $42,371.

Cash flows used in investing activities were $10,225 and $20,249 during the three months ended March 31, 2014 and 2013, respectively, both of which were due primarily to the purchase of property and equipment.

Cash flows provided by financing activities were $3,950,552 for the three months ended March 31, 2014, compared to cash flows of $135,163 used in financing activities for the three months ended March 31, 2013. Positive cash flows from financing activities in the first quarter of 2014 were due primarily to the advance from a third party in an amount of $3,699,006, plus the proceeds of $251,546 from notes payable. Negative cash flows from financing activities in the first quarter of 2013 were due primarily to the advance to a third party in an amount of $40,172, plus the payments of $152,655 on notes payable.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1,000,000 for the year of 2014.

Overall, we have funded our cash needs from inception through March 31, 2014 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $1,586,253 on hand as of March 31, 2014. Currently, we do not have enough cash to fund our operations for the next twelve months. This is based on our negative cash flows from operations and working capital deficit. We will need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,000,000 per year starting in 2014. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

(21)

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the three months ended March 31, 2014.

Inventory

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  The spoilage will be written-off directly to the profit and loss when it occurs. As of March 31, 2014, the Company did not record an allowance for obsolete or spoiled inventories.

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

(22)

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2014, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2014, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(23)

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed 10K, for the year ended December 31, 2013.

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

(24)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: May 19, 2014	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

(25)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH*XBRL	Taxonomy Extension Schema

101.CAL*XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB*XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase