Form 10-Q
period 2014-06-30
China Fruits Corp
filed 2014-08-14
CIK 1029802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Yes [ ] No [x]

Number of shares of common stock, par value $.001, outstanding as of August 14, 2014: 49,951,223

Number of shares of preferred stock outstanding as of August 14, 2014:

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

(1)

(2)

ITEM 1. FINANCIAL STATEMENTS

 China Fruits Corporation

Consolidated Balance Sheets

As of June 30, 2014 and December 31, 2013

Unaudited

(Stated in US Dollars)

			(Audited)
		June 30, 2014	December 31, 2013
ASSETS
Current Assets	Notes
Cash & cash equivalents		$200,576	$40,217
Accounts receivable, Net	3	1,768,795	4,075,765
Other receivable, Net	4	763,911	141,363
Advance to supplies	5	3,364,911	2,162,844
Inventories	6	78,790	1,566,556
Prepaid expense	7	154,947	67,862
Refundable tax		94,065	266,719
Related party receivable		162,464	—
TOTAL CURRENT ASSETS		6,588,459	8,321,326

Noncurrent Assets
Investment	8	162,464
Property, plant & equipment, bet	9	3,236,423	3,370,148
Construction in progress		1,137	1,146
Intangible assets, net	10	318,354	331,697
Other long-term asset and deposits		24,370	24,548
Long term amortization		2,779	4,479
TOTAL NON-CURRENT ASSETS		3,745,527	3,732,018

TOTAL ASSETS		$10,333,986	$12,053,344

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and Accrued Expenses		$913,825	$4,238,843
Short-term loans	11	2,713,153	2,479,379
Customer Deposit	12	1,530,277	493,164
Taxes Payable		312,552	261,286
Other Payables		92,829	657,952
Due to Related Parties	13	1,446,251	1,074,031
Accrued liabilities and Payroll Tax Liabilities		428,007	354,489
TOTAL CURRENT LIABILITIES		7,436,894	9,559,144

TOTAL LIABILITIES		$7,436,894	$9,559,144

See Accompanying Notes to Financial Statements and Accountant’s Report

(4)

China Fruits Corporation

Consolidated Balance Sheets

As of June 30, 2014 and December 31, 2013

Unaudited

(Stated in US Dollars)

STOCKHOLDERS' EQUITY
	June 30, 2014	(Audited) December 31, 2013

Common stock, par value $.001, 100,000,000 shares authorized, 49,951,223 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	$49,951	$49,951
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B. Series A: par value $.001; 2,000,000 shares authorized, 13,150 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized, 12,100,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	12,100	12,100
Additional paid in capital	3,789,864	3,789,864
Statutory reserve	170,950	170,950
Accumulated deficits	(1,572,728)	(2,003,096)
Accumulated other comprehensive income	446,942	474,419
TOTAL STOCKHOLDERS’ EQUITY	2,897,092	2,494,201

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,333,986	$12,053,344

See Accompanying Notes to Financial Statements and Accountant’s Report

(5)

China Fruits Corporation

Consolidated Statements of Income

For the three-month and six-month periods ended June 30, 2014 and 2013

Unaudited

(Stated in US Dollars)

		Three Months Ended		Six Months Ended
REVENUES:	Note	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Sales	2 (d)	$2,535,831	$854,553	$10,551,692	$1,593,775
Cost of goods sold	2 (e)	(1,780,278)	695,213	(8,879,022)	1,319,288
GROSS PROFIT		755,553	159,340	1,672,670	274,487

OPERATING EXPENSES:
Selling expenses		96,438	100,701	692,908	262,348
General and administrative expenses		228,866	208,851	556,576	453,535
TOTAL OPERATING EXPENSES		325,304	309,552	1,249,484	715,883

INCOME (LOSS) FROM CONTINUING OPERATIONS		430,249	(150,212)	423,186	(441,396)

OTHER INCOME (EXPENSE):
Other income		14,224	(220)	28,532	5,606
Other expense		—	—	—	—
Interest income		—	—	59	—
Interest expense		(63,187)	(27,496)	(114,296)	(59,322)
Government grants		32,777	197,478	271,909	252,916
TOTAL OTHER INCOME (LOSS) & EXPENSE		(16,186)	169,762	186,204	199,200

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		414,063	19,550	609,390	(242,196)

Income tax expense	2(k)	98,407	—	179,022	—
NET INCOME (LOSS)		$315,656	$19,550	$430,368	$(242,196)

Other compressive income
-Foreign currency translation gain (Loss)	2(m)	3,717	34,945	(27,477)	41,194

COMPREHENSIVE INCOME (LOSS)		319,373	(54,495)	402,891	(201,002)
(Loss) per common share:
Basic and fully diluted		$0.01	**	$0.01	**

Weighted average number of common shares outstanding – Basic and fully diluted		49,951,223	49,951,223	49,951,223	49,951,223

** Less than $0.01

See Accompanying Notes to Financial Statements and Accountant’s Report

(6)

China Fruits Corporation

Consolidated Statements of Cash Flows

For the six-month period ended June 30, 2014 and 2013

Unaudited

(Stated in US Dollars)

	For the six-month period ended
	June 30, 2014	June 30, 2013
Cash Flows from Operating Activities
Net Income/(loss)	$430,368	$(242,196)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	128,703	133,487
(Increase) decrease in operating assets:
Accounts receivable	2,307,270	323,103
Inventories	1,487,766	(77,261)
Prepaid expenses and other current assets	(1,738,868)	857,894
Related party receivable	(162,464)	—
Increase (decrease) in operating activities:
Accounts payable	(3,325,018)	309,669
Other payables and accrued liabilities	(491,605)	(27,047)
Tax payable	51,266	813
Customer deposit	1,037,113	—
Net cash (used in) provided by operating activities	$(275,469)	$1,278,462

Cash Flows from Investing Activities
Purchase of property and equipment	$(14,916)	$(22,760)
Investment	(162,464)
Net cash provided (used in) by investing activities	$(177,380)	$(22,760)

Cash Flows from Financing Activities
Proceeds from short-term loans	$251,820	$—
Advance from (to) a third party	3,653,821	(355,514)
Repayment of advance from (to) a third party	(3,366,259)	—
Proceeds from /(Payments on) Notes Payable		(945,345)
Due to stockholders	84,658	86,164
Net cash provided by (used in) Financing Activities	$624,040	$(1,214,695)

Foreign currency translation adjustment	(10,832)	1,056

Net increase/(decrease) in cash & cash equivalents for the periods	160,359	42,063

Cash & cash equivalents:
Beginning of period	$40,217	$47,399
End of period	$200,576	$89,462

Supplementary disclosures of cash flows information:
Interest received	$793	$—
Interest paid	$87,797	$58,261
Income taxes paid	$13,030	$—

See Accompanying Notes to Financial Statements and Accountant’s Report

(7)

China Fruits Corporation

Notes to Financial Statements

As of June 30, 2014 and December 31, 2013

(Stated in US Dollars)

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

On June 16, 2014, CHFR incorporated a subsidiary entity, US-China Fruits Company Limited, in the British Virgin Island.

CHFR, Tai Na, Tai Na Beijing, and US-China Fruits Company Limited are hereinafter referred to as (the “Company”).

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the quarter ended June 30, 2014.

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

(9)

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

The Company evaluated the recoverability of its property, plant, equipment, and other long-lived assets in accordance with FASB ASC 360, “Property, Plant and Equipment”, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments of these types of assets were recognized during the quarter ended June 30, 2014 and the year ended December 31, 2013.

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

(l)	Net earnings (loss) per share

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

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. A material related party transaction has been identified in Note 13 in the financial statements.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, the Company has neither fair value adjustments for assets and liabilities measured at fair value at June 30, 2014 and December 31, 2013 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended June 30, 2014 and for the year ended December 31, 2013, respectively.

(q)	Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

(10)

3.	ACCOUNTS RECEIVABLE, NET

The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. The Company did not experience significant losses from uncollectible accounts in the past; accordingly, the management decided to accrue one percent of the accounts receivable outstanding within one year and a hundred percent of the accounts receivable outstanding for longer than one year as bad debt allowance as of June 30, 2014 and December 31, 2013, respectively.

	6/30/2014	12/31/2013
Accounts receivable	$1,809,665	$4,116,934
Less: Allowance for bad debt	(40,870)	(41,169)
Accounts receivable, net	$1,768,795	$4,075,765

4.	OTHER RECEIVABLES

The Company advances money to several third parties during business operation. These receivables bear no interest and due on demand except otherwise noted. As of June 30, 2014 and December 31, 2013, the Company had other receivables of $763,911 and $141,363, respectively.

5.	ADVANCE TO SUPPLIERS

As of June 30, 2014 and December 31, 2013, the Company had made advance to suppliers of $3,364,911 and $2,162,844, respectively, for the purchases of inventories.

	6/30/2014	12/31/2013
Deposit for purchases of tangerines	$3,018,147	$2,152,312
Deposit for purchases of other fruits	267,758
Others	79,006	10,532
	$3,364,911	$2,162,844

6.	INVENTORIES

Inventories as of June 30, 2014 and December 31, 2013 consisted of the following:

	6/30/2014	12/31/2013
Finished goods	$30,305	$77,059
Raw materials	-	1,461,932
Packing materials	48,755	27,454
Other supplies	-	111
	$78,790	$1,566,566

The Company performs physical inventory count on a regular basis and instead of recording an allowance for spoilage, the spoilage will be written-off directly to the income statement when it occurs. The spoilage rate is approximately 2% of average inventory.

7.	PREPAID EXPENSES

As of June 30, 2014 and December 31, 2013, the Company had prepayment of $154,947 and $67,862, respectively, which consisted of the following:

	June 30, 2014	December 31, 2013
Prepaid Rent	$125,639	$60,007
Other	29,308	7,855
	$154,947	$67,862

(11)

8.	INVESTMENT COMMITMENT

On February 28, 2014, China Fruits Corp, through its wholly owned subsidiary, Taina International Fruits (Beijing) Co., Ltd, entered into an acquisition agreement with Baojia Guoye Co. Ltd. for the acquisition of three retail stores in Hangzhou, Zhejiang Province, China. The total consideration of the transaction amounted to $162,464 (RMB 1,000,000). The Company has already fully paid Baojia Guoye Co. Ltd as of June 30, 2014.

As of the date of the report, the transaction is still not yet completed because the transfer of business registrations and related licenses has not been completed. Thus, the accounts for these three retail stores are not consolidated.

9.	PLANT AND EQUIPMENT, NET

Plant and equipment, net as of June 30, 2014 and December 31, 2013 consisted of the following:

6/30/2014	At Cost	Accumulated Depreciation	Net
Buildings	$3,614,002	$(779,017)	$2,834,985
Machinery & equipment	223,107	(52,808)	170,229
Motor vehicles	145,497	(73,167)	72,330
Office equipment	281,329	(149,250)	132,079
Others	38,035	(11,305)	26,730
	$4,301,970	$(1,065,547)	$3,236,423

12/31/2013	At Cost	Accumulated Depreciation	Net
Buildings	$3,643,458	$(703,963)	$2,939,496
Machinery & equipment	211,471	(42,617)	168,854
Motor vehicles	146,564	(69,740)	76,823
Office equipment	278,678	(123,509)	155,169
Others	38,314	(8,508)	29,806
Total	$4,318,485	$(948,337)	$3,370,148

10.	INTANGIBLE ASSETS, NET

Intangible assets, net as of June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Land use right	$477,230	$480,729
Computer Software	6,921	6,972
Less: accumulated amortization	(165,797)	(156,004)
	$318,354	$331,697

(12)

11.	SHORT TERM LOANS

As of June 30, 2014 and December 31, 2013, the Company had short-term loan of $2,713,153 and $2,479,379, respectively, from various local banks and local government. The detailed terms were set forth as follows:

	June 30, 2014	December 31, 2013
Bank of China, 7.0% annual interest, due on July 20, 2014	$974,786	$981,932
Bank of China, 7.0% annual interest, due on December 20, 2014	974,786	981,932
Local Government, zero interest, due on no later than November 30, 2013 (Applying for extension)	511,671	515,515
Bank of China, 7.2% annual interest, due on March 18, 2015	251,820	—
	$2,713,153	$2,479,379

The subsidiary of the Company, Jiangxi Taina Nanfeng Orange Co., Ltd. has borrowed two loans with total amount of $1,949,571 (RMB 12,000,000) from Bank of China with a 7.0% annual interest rate and due dates on July 20, 2014 and December 20, 2014. As written in the agreement, the lender, Bank of China, requires the borrower, Jiangxi Taina Nanfeng Orange Co., Ltd, to secure this loan with collaterals of its land and real estates located in Nanfeng, Jiangxi Province, China.

On March 18, 2014, Taina International Fruits (Beijing) Co., Ltd, the other subsidiary of the Company, entered into a loan agreement with Bank of China in the amount of $251,820 (RMB 1,550,000) with a 7.2% annual interest rate and due date on March 18, 2015.

Jiangxi Taina Nanfeng Orange Co., Ltd. has also borrowed loans from local government with the following provisions:

	June 30, 2014	December 31, 2013
Local Government, zero interest, due on no later than November 30, 2012	$73,109	$73,645
Local Government, zero interest, due on no later than November 30, 2013	73,109	73,645
Local Government, zero interest, due on no later than November 30, 2012	182,772	184,112
Local Government, zero interest, due on no later than November 30, 2013	182,772	184,112
	$511,762	$515,515

All balances were due on or before November 30, 2013. However, Jiangxi Taina is applying for extension of the repayment date and no repayment has been made as of June 30, 2014.

12.	CUSTOMER DEPOSIT

As of June 30, 2014 and December 31, 2013, the Company had customer deposits of $1,530,277 and $493,164, respectively, representing payments received for orders not yet shipped or payments from customers for prepaid membership cards.

(13)

13.	DUE TO RELATED PARTIES

As of June 30, 2014 and December 31, 2013, the Company had loan payable to related party of $1,446,251 and $1,074,031, respectively. These loans are due within one year.

	June 30, 2014	December 31, 2013
Due to shareholders	$520,433	$435,774
Due to Related parties:	925,818	638,257
Total	$1,446,251	$1,074,031

The shareholders paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of their own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of June 30, 2014 and December 31, 2013 was $520,433 and $435,774, respectively.

On March 31, 2014, the Company entered into convertible promissory notes with four shareholders (the holders) with the maximum accumulated principal of USD 600,000, in accordance with the terms of the convertible promissory notes with the interest at 6% without collateral. The breakdown of the four convertible promissory notes as of June 30, 2014 were set forth as follows:

	Outstanding balance as of 6/30/2014	Maximum accumulated principal set forth in convertible promissory note
Shareholder A	$143,200	$150,000
Shareholder B	233,978	250,000
Shareholder C	56,616	100,000
Shareholder D	86,639	100,000
	$520,433	$600,000

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

Governming law of the notes shall be the laws of State of Nevada.

(14)

14.	GOVERNMENT GRANTS

For the six months ended June 30, 2014 and June 30, 2013, the Company received grants and rewards from local government in amount of $271,909 and $252,916, respectively. The governmental grants were to encourage the Company’s efforts on modern agricultural development. These grants were interest-free and bear no repayment requirements.

15.	NET INCOME/(LOSS) PER SHARE

Basic net income/(loss) per share is computed using the weighted average number of the ordinary shares outstanding during the periods.

The following table sets forth the computation of basic net income/(loss) per share for the six months ended June 30, 2014 and 2013, respectively:

	For the six months ended
	6/30/2014	6/30/2014
Net Income/(Loss)	430,368	$(242,196)
Net Income/(Loss) Per Share – Basic	0.01	**
Weighted Average Number of Shares Outstanding – Basic	49,951,223	49,951,223

** Less than $0.01.

16.	CONCENTRATION AND RISKS

(a) For the six months ended June 30, 2014 and 2013, 100% of the Company’s assets were located in the PRC. Approximately 33% of the Company’s revenues were derived from customers located in the PRC for the six months ended June 30, 2014 and approximately 100% of the Company’s revenues were derived from customers located in the PRC for six months ended June 30, 2013.

For the six months ended June 30, 2014, major customers with their revenues are presented as follows:

Customers	Revenue	%	Accounts Receivable
Customer A	$5,683,479	54%	$—
Customer B	540,466	5.1%	611,724
Customer C	247,651	2.4%	—
Revenue as of June 30, 2014	$6,471,596	61.5%	$611,724

For the six months ended June 30, 2013, major customers with their revenues are presented as follows:

Customers	Revenue	%	Accounts Receivable
Customer A	$283,095	17.4%	$91,415
Customer B	209,388	12.9%	—
Customer C	72,306	4.4%	—
Revenue as of June 30, 2013	$564,789	34.7%	$91,415

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(15)

17.	COMMITMENT AND CONTINGENCIES

The Company rented plant, office, and retailing spaces under a non-cancelable operating lease agreement. On March 3, 2012, the Company entered into a five-year lease agreement for an additional warehouse and logistic space to store, pack and deliver fresh fruits. The lease term is from March 10, 2012 through March 9, 2017, and the total rental payment is approximately $726,920. Accordingly, the remaining six years minimum rental payments for that warehouse required as of June 30, 2014 are as follows:

Year ended December 31	Lease payment
2014	$74,805
2015	161,538
2016	177,692
$484,614

For the six months ended June 30, 2014 and 2013, total rental expense for China Fruits Corporation was $104,783 and $179,912, respectively.

18.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of June 30, 2014, the Company had retained deficits of $(1,572,728) and working capital deficit of current liabilities exceeding current assets by $848,435 due to the substantial losses in operation in prior years and default of its notes payable. Management has taken certain action and continues to implement changes designed to improve the Company's financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) obtainment of new capital from investors and (c) obtainment of new short-term bank loans to finance their working capital, and long-term loans to fund our capital expenditure projects. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2014. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

19.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2014 to the date these financial statements were issued. The following subsequent event is disclosed herin:

(1)	On July 25, 2014, the Company entered into a three-year lease agreement for an additional office space. The lease term is from August 18, 2014 through August 17, 2017, and the total rental payment is approximately $1,189,540. Accordingly, the remaining three years minimum rental payments for that warehouse required as of June 30, 2014 are as follows:

Year ended December 31	Lease payment
2014	$369,671
2015	396,632
2016	423,237
$1,189,540

(16)

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

(17)

Business Description of the Issuer

Since the reverse merger was consummated, we have continued operations of Tai Na, a company which is principally engaged in the manufacturing, trading and distributing of fresh tangerines and other fresh fruits in the PRC. Tai Na is located in Nan Feng County, Jiang Xi Province, a well known agricultural area for tangerines in China. The geographic advantage offers additional benefits to us with respect to our quality control and lower manufacturing costs. We own our primary facility in Nan Feng County which consists of a total land area of 755,228 square feet, including manufacturing plants of 340,570 square feet and office buildings of 19,267 square feet. We have been focused within our industry since 2005 and devoted to operating franchise retail stores since 2007. After several years experience in manufacturing, trading and distributing fresh fruits in the domestic and oversea markets, we believe our business will be expanded dramatically in 2014 due to the follows:

Increasing Numbers of Franchise Retail Stores

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

On February 28, 2014, we entered into an acquisition agreement with Baojia Guoye Co. Ltd. (“Baojia”), a corporation existing and organized under the laws of China, pursuant to which we paid cash of $162,464 (RMB 1,000,000) to acquire Baojia’s three retail stores in Hangzhou, Zhejiang Province, China. As of the date of this report, the acquisition transaction is not closed since the transfer of business registrations and related licenses has not been completed. Thus, the accounts for these three retail stores were not included in the consolidated financial statements as of June 30, 2014.

Except for the three retail stores acquired from Baojia, we currently have 19 franchise retail stores in the Beijing area, of which 2 stores are wholly owned by us under direct management, and 17 stores are managed by franchisees. In 2014, we will evaluate the operations in the existing stores and replace those in poor performance with new stores. We believe we can expand our market shares through an effective and efficient franchise retail network. We expect more market shares via brand recognition in the near future.

(18)

Developing E-commerce Market

In June of 2014, we decided to open our flagship store in Tmall, one of the popular e-commerce platforms associated with Alibaba. Developing e-commerce with Alibaba’s platform is one of our critical strategies in business expansion, which overcomes the geographic barrier and provides us with a powerful access to the non-China markets. According to our strategic plans, we will further expand our fruit e-commerce business to the leading business-to-consumer platforms like JD.com, Yhd.com, and other major group-buying websites. Working with these well developed e-commerce platforms, we expect to establish our competitive edge with respect to high quality, wide range of variety and efficient delivery.

In addition, we plan to develop an “Online Distribution and Franchise” system in order to build a comprehensive vertical fruit e-commerce platform with major fruit participants, operators and industry bodies. We believe such integration will increase our brand recognition and market shares in fruit e-commerce business.

As of June 30, 2014, there were 2 employees assigned to handling our e-commerce development. The initial investment in e-commerce is planned to be approximately $160,000 (RMB 1,000,000). We believe e-commerce market will share the same significance as traditional markets in the near future. Our goal is to combine e-commerce with our growing retail stores network to introduce a “online to offline” business model for our business.

Setting Up New BVI Subsidiary

In June of 2014, the Board of Directors of the Company authorized and approved to setup a new subsidiary called US-China Fruits Company Limited (“US-China Fruits”) under the laws of British Virgin Islands, of which we have 99.99% ownership. The articles of incorporation of US-China Fruits was filed on June 16, 2014 and had no activities as of June 30, 2014. We believe the new subsidiary will facilitate the process and increase the efficiency when we develop oversea markets.

Improving Efficiency

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

Hosting Brand Recognition Events

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

(19)

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Revenues

Gross revenues were $2,535,831 and $10,551,692 for the three and six months ended June 30, 2014, respectively, increased by $1,681,278, or 197%, and $8,957,917, or 562%, compared to gross revenues of $854,553 and $1,593,775 for the three and six months ended June 30, 2013, respectively. The increase during the first half of 2014 was due primarily to our efforts in developing oversea markets, including Thailand, Dubai and Indonesia. We started to develop the Thai market in 2011, which is becoming our significant oversea market as the result of consistent marketing. Our signature tangerines are popular in the market due to their good quality and reasonable price. During the six months ended June 30, 2014, the revenues from Thailand were approximately $5,650,000, or 54% of total revenues, which were $0 during the same period in 2013, and the revenues from Dubai and other markets were approximately $620,000, or 6% of total revenues, which were $0 during the same period in 2013.

In addition, our revenues generated from franchise retail stores increased to approximately $2,280,000 in 2014, or 22% of total revenue, from $1,520,000 in the same period ended June 30, 2013. Such increase was the direct result from the increase in our franchise stores, which totaled 19 stores as of June 30, 2014, compared to 6 stores in the same period in 2013.

We generate our revenues from sales of fresh fruits and related products, including our signature tangerine. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to a warranty. We did not record any product returns during three and six months ended June 30, 2014.

We expect our sales to increase during 2014 as we move toward implementing our businesses plan, including the increase in franchise retail stores, and an increase in our marketing budgets. We currently have 19 franchise retail stores in the Beijing area, of which 2 stores are wholly owned by us under direct management, and 17 stores are managed by franchisees. After the close of acquisition transaction with Baojia, there will be 3 more stores added into our system. In 2014, we will evaluate the operations in the existing stores and replace those in poor performance with new stores. After several years experience in operating franchise retail stores, we believe 2014 is the right time for us to expand our retail stores network. We expect the total number of franchise stores to be increased to around sixty four by the end of 2014. Such expansion will be accomplished via acquisitions, franchise sales or direct setups.

Net Income / (Loss)

We had net income of $315,656 and $430,368 for the three and six months ended June 30, 2014, respectively, compared to net income of $19,550 and net loss of $242,196 for the three and six months ended June 30, 2013, respectively.  The net income during the three and six months ended June 30, 2014 was due primarily to the increase in revenues, which generated sufficient gross profit to cover operating expenses. We also received grant from government in amount of $32,777 and $271,909 during the three and six months ended June 30, 2014, respectively, which was to encourage our contribution in modern agriculture.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three and six months ended June 30, 2014 were $325,304 and $1,249,484, respectively, increased by $15,752, or 5%, and $533,601, or 75%, compared to $309,552 and $715,883 for the three and six months ended June 30, 2013, respectively. The increase in operating expenses during the first half of 2014 was due primarily to the increase in selling expenses, which were $692,908 in the six months ended June 30, 2014, compared to $262,348 in the same period ended June 30, 2013.

(20)

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. We had $1,780,278 in cost of goods sold, or approximately 70% of revenues, and had $8,879,022 in cost of goods sold, or approximately 84% of revenues, during the three and six months ended June 30, 2014, respectively. Comparatively, We had $695,213 in cost of goods sold, or approximately 81% of revenues, and had $1,319,288 in cost of goods sold, or approximately 83% of revenues, during the three and six months ended June 30, 2013, respectively. The gross margin of fresh fruits products typically ranges between 15-20%. We expect to reduce the cost of goods sold through collaboration with more non-related suppliers, which will also help us to reduce the risk of concentration.

Liquidity and Capital Resources

Cash flows used in operating activities were $275,469 for the six months ended June 30, 2014, compared to cash flows of $1,278,462 provided by operating activities for the six months ended June 30, 2013. Negative cash flows from operations for the six months ended June 30, 2014 were due primarily to the increase in prepaid expenses and other current assets in the amount of $1,738,868, plus the decrease in accounts payable by $3,325,018 and decrease in other payable and accrued liabilities by $491,605, partially offset by the net income of $430,368, and the decrease in accounts receivable and inventories by $2,307,270 and $1,487,766, respectively. Positive cash flows from operations for the six months ended June 30, 2013 were due primarily to the decrease in accounts receivable in the amount of $323,103, the decrease in prepaid expenses by $857,391, plus the increase in accounts payable by $309,669, offset by the net loss of $242,196, and the increase in inventories by $77,261.

During the six months ended June 30, 2014, cash flows used in investing activities were $177,380 due primarily to the purchase of property and equipment in amount of $14,916, and the payment of $162,464 to acquire 3 retail stores from Baojia. Comparatively, cash flows used in investing activities were $22,760 during the six months ended June 30, 2013 due primarily to the purchase of property and equipment.

Cash flows provided by financing activities were $624,040 for the six months ended June 30, 2014, compared to cash flows of $1,214,695 used in financing activities for the six months ended June 30, 2013. Positive cash flows from financing activities during the six months ended June 30, 2014 were due primarily to the proceeds of 251,820 from short-term loans and the advance from a third party in an amount of $3,653,821, offset by the payments of $3,366,259 to the third party advance. Negative cash flows from financing activities in the first half of 2013 were due primarily to the advance to a third party in an amount of $355,514, plus the payments of $945,345 on notes payable.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1,000,000 for the year of 2014.

Overall, we have funded our cash needs from inception through June 30, 2014 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $200,576 on hand as of June 30, 2014. Currently, we do not have enough cash to fund our operations for the next twelve months. This is based on our negative cash flows from operations and working capital deficit. We will need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $1,000,000 per year starting in 2014. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the three and six months ended June 30, 2014.

Inventory

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  The spoilage will be written-off directly to the profit and loss when it occurs. As of June 30, 2014, the Company did not record an allowance for obsolete or spoiled inventories.

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of June 30, 2014, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of June 30, 2014, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(24)

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

(25)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: August 14, 2014	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

(26)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH*XBRL	Taxonomy Extension Schema

101.CAL*XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB*XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase