Form 10-Q
period 2014-09-30
China Fruits Corp
filed 2014-11-13
CIK 1029802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period From ____to _____

Commission File Number: 000-22373

CHINA FRUITS CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	90-0315096
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Bldg. 3 Sec. 7, 188 Nan Si Huan Xi Rd.

Fengtai Dist. Beijing, P. R. China

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

Yes [ ] No [x]

Number of shares of common stock, par value $.001, outstanding as of November 13, 2014: 49,951,223

Number of shares of preferred stock outstanding as of November 13, 2014:

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

(1)

(2)

China Fruits Corp.

Consolidated Financial Statements

September 30, 2014 and December 31, 2013

(Stated in US Dollars)

China Fruits Corp.

(3)

To: The Board of Directors and Stockholders of

China Fruits Corp.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of China Fruits Corporation as of September 30, 2014, and the related consolidated statements of income and comprehensive income for the three-month and nine-moth periods ended September 30, 2014 and 2013, the consolidated statements of stockholders’ equity as of September 30, 2014 and December 2013, and the statements of cash flows for the nine-month period ended September 30, 2014 and 2013. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheet of China Fruits Corporation as of December 31, 2013, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended and in our report dated March 25, 2014, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2013 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the financial statements, the Company had incurred substantial losses in previous years and has a working capital deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 19. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	WWC, P.C.
November 7, 2014	Certified Public Accountants

(4)

China Fruits Corporation

Consolidated Balance Sheets

As of September 30, 2014 and December 31, 2013

Unaudited

(Stated in US Dollars)

			(Audited)
		9/30/2014	12/31/2013
ASSETS
Current Assets	Notes
Cash & cash equivalents		$15,594	$40,217
Accounts receivable, Net	3	1,422,579	4,075,765
Other receivable, Net	4	936,707	141,363
Advance to supplies	5	3,492,018	2,162,844
Inventories	6	75,357	1,566,556
Prepaid expense	7	176,220	67,862
Refundable tax		95,177	266,719
Related party receivable		313,648	—
TOTAL CURRENT ASSETS		6,527,300	8,321,326

Noncurrent Assets
Investment	8	162,512
Property, plant & equipment, net	9	3,309,009	3,370,148
Construction in progress		259,986	1,146
Intangible assets, net	10	310,679	331,697
Other long-term asset and deposits		55,192	24,548
Long term amortization	2	1,945	4,479
TOTAL NON-CURRENT ASSETS		4,099,323	3,732,018

TOTAL ASSETS		$10,626,623	$12,053,344

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses		$910,061	$4,238,843
Short-term loans	11	1,706,374	2,479,379
Customer deposit	12	766,281	493,164
Taxes payable		320,659	261,286
Other payables		1,062,732	657,952
Due to related parties	13	1,458,886	1,074,031
Accrued liabilities and payroll tax liabilities		445,446	354,489
Long term debt, current portion	14	377,027	—
TOTAL CURRENT LIABILITIES		7,047,466	9,559,144

LONG TERM LIABILITIES
Long term bank loan	14	435,532	—
TOTAL LONG TERM LIABILITIES		435,532	—

TOTAL LIABILITIES		$7,482,998	$9,559,144

STOCKHOLDERS' EQUITY

Common stock, par value $.001, 100,000,000 shares authorized, 49,951,223 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively		$49,951	$49,951
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B.
Series A: par value $.001; 2.,000,000 shares authorized, 13,150 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively		13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized, 12,100,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively		12,100	12,100
Additional paid in capital		3,789,864	3,789,864
Statutory reserve		170,950	170,950
Accumulated deficits		(1,327,517)	(2,003,096)
Accumulated other comprehensive income		448,264	474,419
TOTAL STOCKHOLDERS’ EQUITY		3,143,625	2,494,201

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$10,626,623	$12,053,344

See Accompanying Notes to Financial Statements and Accountant’s Report

(5)

China Fruits Corporation

Consolidated Statements of Income

For the three-month and nine-month periods ended September 30, 2014 and 2013

Unaudited

(Stated in US Dollars)

		Three Months Ended			Nine Months Ended
REVENUES:	Note	9/30/2014		9/30/2013	9/30/2014	9/30/2013

Sales	2(d)		$2,862,463	$555,014	$13,414,155	$2,255,669
Cost of goods sold	2(e)		(2,191,743)	(441,996)	(11,070,765)	(1,812,733)
GROSS PROFIT			670,720	113,018	2,343,390	442,936

OPERATING EXPENSES:
Selling expenses			96,946	100,132	789,854	371,299
General and administrative expenses			310,795	244,077	867,371	675,429
TOTAL OPERATING EXPENSES			407,741	344,209	1,657,225	1,046,728

INCOME (LOSS) FROM CONTINUING OPERATIONS			262,979	(231,191)	686,165	(603,792)

OTHER INCOME (EXPENSE):
Other income			14,193	—	42,725	11,321
Other expense			(515)	(43)	(515)
Interest income			81	—	140
Interest expense			(51,570)	(35,796)	(165,866)	(88,486)
Government grants			2,989	316,370	274,898	376,778
TOTAL OTHER INCOME (LOSS) & EXPENSE			(34,822)	280,531	151,382	299,613

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES			228,157	49,340	837,547	(304,179)

Income tax expense	2(k)		(17,054)	—	(161,968)	—
NET INCOME (LOSS)			$245,211	$49,340	$675,579	$(304,179)

Other compressive income
-Foreign currency translation gain (Loss)	2(m)		1,322	(6,513)	(26,155)	(47,985)

COMPREHENSIVE INCOME (LOSS)			246,533	42,827	649,424	(352,164)
Income/(Loss) per common share:
Basic and fully diluted		$	**	**	$0.01	(0.01)

Weighted average number of common shares outstanding – Basic and fully diluted			49,951,223	49,951,223	49,951,223	49,951,223

** Less than $0.01

See Accompanying Notes to Financial Statements and Accountant’s Report

(6)

	Common Stock (Shares)	Series "A" Preperred (Shares)	Series "B" Preferred (Shares)	Common Stock (Amount)	Series "A" Preperred (Amount)	Series "B" Preferred (Amount)	Additional paid in capital	Statutory Reserve	Accumulated other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at January 1, 2013	49,951,223	13,150	12,100,000	$49,951	$13	$12,100	$3,789,864	$129,636	$389,533	$(2,128,404)	$2,242,693
Net income	—	—	—	—	—	—	—	—	—	166,622	166,622
Appropriations to statutory reserves	—	—	—	—	—	—	—	41,314	—	(41,314)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	84,886	—	84,886
Balance at December 31, 2013	49,951,223	13,150	12,100,000	$49,951	$13	$12,100	$3,789,864	$170,950	$474,419	$(2,003,096)	$2,494,201

Balance at January 1, 2014	49,951,223	13,150	12,100,000	$49,951	$13	$12,100	$3,789,864	$170,950	$474,419	$(2,003,096)	$2,494,201
Net income										675,579	675,579
Foreign currency translation adjustment									(26,155)		(26,155)
Balance at September 30, 2014	49,951,223	13,150	12,100,000	$49,951	$13	$12,100	$3,789,864	$170,950	$448,264	$(1,327,517)	$3,143,625

See Accompanying Notes to Financial Statements and Accountant’s Report

(7)

China Fruits Corporation

Consolidated Statements of Income

For the three-month and nine-month periods ended September 30, 2014 and 2013

Unaudited

(Stated in US Dollars)

	For the nine-month period ended
	9/30/2014	9/30/2013
Cash Flows from Operating Activities
Net Income/(loss)	$675,579	$(304,179)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	87,720	198,358
Bad debt expense	—	11,048
(Increase)/decrease in operating assets:
Accounts receivable	2,653,474	324,198
Inventories	1,491,199	(27,200)
Prepaid expenses and other current assets	(2,091,978)	(126,380)
Related party receivable	(313,648)	—
Increase/(decrease) in operating activities:
Accounts payable	(3,328,782)	383,685
Other payables and accrued liabilities	495,737	(71,001)
Tax payable	59,373	4,936
Customer deposit	273,117	—
Net cash (used in) provided by operating activities	$1,791	$393,465

Cash Flows from Investing Activities
(Increase)/decrease in Construction in Progress	$(258,848)	$(811)
Purchase of property and equipment	(36,615)	(54,137)
Investment	(162,512)	—
Net cash provided (used in) by investing activities	$(457,975)	$(54,948)

Cash Flows from Financing Activities
Proceeds from short-term loans	$628,920	$—
Repayments of short-term loans	(1,007,573)	—
Advance from (to) a third party	5,410,017	(462,601)
Repayment of advance from (to) a third party	(5,122,371)	—
Proceeds from notes payable	—	972,873
Repayments of notes payable	—	(948,551)
Proceeds from notes payable – related party	—	8,107
Due to stockholders	97,209	89,664
Proceeds from long-term loan	435,532	—
Net cash provided by (used in) Financing Activities	$441,734	$(340,508)

Foreign currency translation adjustment	(10,173)	817

Net increase/(decrease) in cash & cash equivalents for the periods	(24,623)	(1,174)

Cash & cash equivalents:
Beginning of period	$40,217	$47,399
End of period	$15,594	$46,225

Supplementary disclosures of cash flows information:
Interest received	$956	$—
Interest paid	$122,125	$86,942
Income taxes paid	$28,309	$6,873

See Accompanying Notes to Financial Statements and Accountant’s Report

(8)

China Fruits Corporation

Notes to Financial Statements

As of September 30, 2014 and December 31, 2013

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

(9)

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the quarter ended September 30, 2014.

(e)	Cost of revenue

Cost of revenues consists primarily of material costs, direct labor, depreciation, and overheads, which are directly attributable to the manufacture of products and the provision of services.

(f)	Accounts receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and determined based on managements’ assessment of known requirements, aging of receivables, payment history, the customer’s current credit worthiness, and the economic environment.

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

The Company evaluated the recoverability of its property, plant, equipment, and other long-lived assets in accordance with FASB ASC 360, “Property, Plant and Equipment”, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments of these types of assets were recognized during the quarter ended September 30, 2014 and the year ended December 31, 2013.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, the Company has neither fair value adjustments for assets and liabilities measured at fair value at September 30, 2014 and December 31, 2013 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the quarter ended September 30, 2014 and for the year ended December 31, 2013, respectively.

(q)	Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

(10)

3.	ACCOUNTS RECEIVABLE, NET

The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. The Company did not experience significant losses from uncollectible accounts in the past; accordingly, the management decided to accrue one percent of the accounts receivable outstanding within one year and a hundred percent of the accounts receivable outstanding for longer than one year as bad debt allowance as of September 30, 2014 and December 31, 2013, respectively.

	9/30/2014	12/31/2013
Accounts receivable	$1,463,461	$4,116,934
Less: Allowance for bad debt	(40,882)	(41,169)
Accounts receivable, net	$1,422,579	$4,075,765

4.	OTHER RECEIVABLES

The Company advances money to several third parties during business operation. These receivables bear no interest and due on demand except otherwise noted. As of September 30, 2014 and December 31, 2013, the Company had other receivables of $936,707 and $141,363, respectively.

5.	ADVANCE TO SUPPLIERS

As of September 30, 2014 and December 31, 2013, the Company had made advance to suppliers of $3,492,018 and $2,162,844, respectively, for the purchases of inventories.

	9/30/2014	12/31/2013
Deposit for purchases of tangerines	$3,019,029	$2,152,312
Deposit for purchases of other fruits	353,522	—
Others	119,467	10,532
	$3,492,018	$2,162,844

(11)

6.	INVENTORIES

Inventories as of September 30, 2014 and December 31, 2013 consisted of the following:

	9/30/2014	12/31/2013
Purchases	$26,588	$77,059
Raw materials	—	1,461,932
Packing materials	48,769	27,454
Other supplies	—	111
	$75,357	$1,566,556

The Company performs physical inventory count on a regular basis and instead of recording an allowance for spoilage, the spoilage will be written-off directly to the income statement when it occurs. The spoilage rate is approximately 2% of average inventory.

7.	PREPAID EXPENSES

As of September 30, 2014 and December 31, 2013, the Company had prepayment of $176,220 and $67,862, respectively, which consisted of the following:

	9/30/2014	12/31/2013
Prepaid Rent	$157,303	$60,007
Other	18,917	7,855
	$176,220	$67,862

8.	INVESTMENT COMMITMENT

On February 28, 2014, China Fruits Corp, through its wholly owned subsidiary, Taina International Fruits (Beijing) Co., Ltd, entered into an acquisition agreement with Baojia Guoye Co. Ltd. for the acquisition of three retail stores in Hangzhou, Zhejiang Province, China. The total consideration of the transaction amounted to $162,512 (RMB 1,000,000). The Company has already fully paid Baojia Guoye Co. Ltd as of September 30, 2014.

As of the date of the report, the transaction is still not yet completed because the transfer of business registrations and related licenses has not been completed. Thus, the accounts for these three retail stores are not consolidated.

9.	PLANT AND EQUIPMENT, NET

Plant and equipment, net as of September 30, 2014 and December 31, 2013 consisted of the following:

9/30/2014	At Cost	Accumulated Depreciation	Net
Buildings	$3,615,059	$(706,631)	$2,908,428
Machinery & equipment	244,624	(58,546)	186,078
Motor vehicles	145,539	(85,778)	59,761
Office equipment	281,655	(152,223)	129,432
Others	38,046	(12,736)	25,310
	$4,324,923	$(1,015,914)	$3,309,009

12/31/2013	At Cost	Accumulated Depreciation	Net
Buildings	$3,643,458	$(703,963)	$2,939,495
Machinery & equipment	211,471	(42,617)	168,854
Motor vehicles	146,564	(69,740)	76,824
Office equipment	278,678	(123,509)	155,169
Others	38,314	(8,508)	29,806
Total	$4,318,485	$(948,337)	$3,370,148

(12)

10.	INTANGIBLE ASSETS, NET

Intangible assets, net as of September 30, 2014 and December 31, 2013 consisted of the following:

	9/30/2014	12/31/2013
Land use right	$477,370	$480,729
Computer Software	6,923	6,972
Less: accumulated amortization	(173,614)	(156,004)
	$310,679	$331,697

11.	SHORT TERM LOANS

As of September 30, 2014 and December 31, 2013, the Company had short-term loan of $1,706,374 and $2,479,379, respectively, from various local banks and local government. The detailed terms were set forth as follows:

	9/30/2014	12/31/2013
Bank of China, 7.0% annual interest, due on July 20, 2014	$—	$981,932
Bank of China, 7.0% annual interest, due on December 20, 2014	975,071	981,932
Local Government, zero interest, due on no later than November 30, 2013 (Applying for waiver)	511,912	515,515
Bank of China, 7.2% annual interest, due on March 18, 2015	219,391	—
	$1,706,374	$2,479,379

The subsidiary of the Company, Jiangxi Taina Nanfeng Orange Co., Ltd., has borrowed two loans from Bank of China with a 7.0% annual interest rate. The first loan was due on July 20, 2014, which has been fully repaid by the Company. The second loan has a due date on December 20, 2014. As of September 30, 2014, the remaining balance of the second loan is $975,051 (RMB 6,000,000). As written in the agreement, the lender, Bank of China, requires the borrower, Jiangxi Taina Nanfeng Orange Co., Ltd, to secure this loan with collaterals of its land and real estates located in Nanfeng, Jiangxi Province, China.

On March 18, 2014, Taina International Fruits (Beijing) Co., Ltd, the other subsidiary of the Company, entered into a loan agreement with Bank of China in the amount of $251,893 (RMB 1,550,000) with a 7.2% annual interest rate and due date on March 18, 2015. The Company has repaid $32,502 (RMB 200,000) of the principal as of September 30, 2014.

Jiangxi Taina Nanfeng Orange Co., Ltd. has also borrowed loans from local government with the following provisions:

	9/30/2014	12/31/2013
Local Government, zero interest, due on no later than November 30, 2012	$73,130	$73,645
Local Government, zero interest, due on no later than November 30, 2013	73,130	73,645
Local Government, zero interest, due on no later than November 30, 2012	182,826	184,112
Local Government, zero interest, due on no later than November 30, 2013	182,826	184,113
	$511,912	$515,515

All balances were due on or before November 30, 2013. The Company has applied for a waiver from the local government and the application is still in process. Accordingly, no repayment has been made as of September 30, 2014 since the government did not demand repayment of such loans.

12.	CUSTOMER DEPOSIT

As of September 30, 2014 and December 31, 2013, the Company had customer deposits of $766,281 and $493,164, respectively, representing payments received for orders not yet shipped or payments from customers for prepaid membership cards.

(13)

13.	DUE TO RELATED PARTIES

As of September 30, 2014 and December 31, 2013, the Company had loan payable to related party of $1,458,886 and $1,074,031, respectively. These loans are due within one year.

	9/30/2014	12/31/2013
Due to shareholders	$532,983	$435,774
Due to Related parties:	925,903	638,257
Total	$1,458,886	$1,074,031

The shareholders paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of their own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of September 30, 2014 and December 31, 2013 was $532,983 and $435,774, respectively.

On March 31, 2014, the Company entered into convertible promissory notes with four shareholders (the holders) with the maximum accumulated principal of USD 600,000, in accordance with the terms of the convertible promissory notes with the interest at 6% without collateral. The breakdown of the four convertible promissory notes as of September 30, 2014 were set forth as follows:

	Outstanding balance as of 9/30/2014	Maximum accumulated principal set forth in convertible promissory note
Shareholder A	$143,200	$150,000
Shareholder B	233,978	250,000
Shareholder C	69,166	100,000
Shareholder D	86,639	100,000
	$532,983	$600,000

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

Governing law of the notes shall be the laws of State of Nevada.

(14)

14.	LONG TERM DEBT

Current portions of long-term debt consisted of the following as of September 30, 2014 and December 31, 2013:

	9/30/2014	12/31/2013
China Merchant Bank, 7.38% annual interest, due on 12/2/2014	$94,256	$—
China Merchant Bank, 7.38% annual interest, due on 3/2/2015	94,257	—
China Merchant Bank, 7.38% annual interest, due on 6/2/2015	94,257	—
China Merchant Bank, 7.38% annual interest, due on 9/2/2015	94,257	—
	$377,027	$—

Non-current portions of long-term debt consisted of the following as of June 30, 2014 and December 31:

	9/30/2014	12/31/2013
China Merchant Bank, 7.38% annual interest, due on 12/2/2015	$94,257	$—
China Merchant Bank, 7.38% annual interest, due on 3/2/2016	94,257	—
China Merchant Bank, 7.38% annual interest, due on 6/2/2016	94,257	—
China Merchant Bank, 7.38% annual interest, due on 9/2/2016	152,761	—
	$435,532	$—

On September 3, 2014, Taina International Fruits (Beijing) Co., Ltd entered into a loan agreement with CITIC Trust Limited in the amount of $812,559 (RMB 5,000,000) with a 7.38% annual interest rate and due date on September 2, 2016. The principal is to be repaid on a quarterly basis. The quarterly repayment is set at $94,257 (RMB 580,000), and any remaining balance will be paid off at its due date on 9/2/2016. On September 4, 2014, CITIC Trust Limited transferred its interest in the ownership of the loan to China Merchant Bank. Any repayment made to the loan will subsequently be paid to China Merchant Bank directly.

This loan is secured by Beijing Agricultral Finacning Gurantee Co. Limited. In connection with this gurantee, the Company used its land and real estates located in Nanfeng, Jiangxi Province, China as collaterials.

15.	GOVERNMENT GRANTS

For the nine months ended September 30, 2014 and 2013, the Company received grants and rewards from local government in amount of $274,898 and $376,778, respectively. The governmental grants were to encourage the Company’s efforts on modern agricultural development. These grants were interest-free and bear no repayment requirements.

16.	NET INCOME/(LOSS) PER SHARE

Basic net income/(loss) per share is computed using the weighted average number of the ordinary shares outstanding during the periods.

The following table sets forth the computation of basic net income/(loss) per share for the nine months ended September 30, 2014 and 2013, respectively:

	For the nine months ended
	9/30/2014	9/30/2013
Net Income/(Loss)	675,579	$(304,179)
Net Income/(Loss) Per Share – Basic	0.01	(0.01)
Weighted Average Number of Shares Outstanding – Basic	49,951,223	49,951,223

(15)

17.	CONCENTRATION AND RISKS

(a) For the nine months ended September 30, 2014 and 2013, 100% of the Company’s assets were located in the PRC. Approximately 31% of the Company’s revenues were derived from customers located in the PRC for the nine months ended September 30, 2014 and approximately 100% of the Company’s revenues were derived from customers located in the PRC for nine months ended September 30, 2013.

For the nine months ended September 30, 2014, major customers with their revenues are presented as follows:

Customers	Revenue	%	Accounts Receivable
Customer A	$5,677,930	43.26%	$—
Customer B	1,711,966	13.04%	996,673
Customer C	539,939	4.11%	394,914
Revenue as of September 30, 2014	$7,929,835	60.41%	$1,391,587

For the nine months ended September 30, 2013, major customers with their revenues are presented as follows:

Customers	Revenue	%	Accounts Receivable
Customer A	$152,540	6.76%	$—
Customer B	46,865	2.08%	46,865
Customer C	44,096	1.95%	—
Revenue as of September 30, 2013	$243,501	10.79%	$46,865

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

18.	COMMITMENT AND CONTINGENCIES

The Company rented plant, office, and retailing spaces under a non-cancelable operating lease agreement. On March 3, 2012, the Company entered into a five-year lease agreement for an additional warehouse and logistic space to store, pack and deliver fresh fruits. The lease term is from March 10, 2012 through March 9, 2017, and the total rental payment is approximately $731,303. Accordingly, the remaining three years minimum rental payments for that warehouse required as of September 30, 2014 are as follows:

Year ended December 31	Lease payment
2014	$39,140
2015	162,512
2016	178,763
$380,415

On July 25, 2014, the Company entered into a three-year lease agreement for an additional office space. The lease term is from August 18, 2014 through August 17, 2017, and the total rental payment is approximately $1,189,888. Accordingly, the remaining four years minimum rental payments for that warehouse required as of September 30, 2014 are as follows:

Year ended December 31	Lease payment
2014	$61,553
2015	378,769
2016	405,619
2017	282,240
$1,128,181

For the nine months ended September 30, 2014 and 2013, total rental expense for China Fruits Corporation was $267,271 and $272,378, respectively.

19.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of September 30, 2014, the Company had accumulated deficits of $1,327,517 and working capital deficit of current liabilities exceeding current assets by $520,166 due to the substantial losses in operation in prior years and default of its notes payable. Management has taken certain action and continues to implement changes designed to improve the Company's financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) obtainment of new capital from investors and (c) obtainment of new short-term bank loans to finance their working capital, and long-term loans to fund our capital expenditure projects. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2014. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

20.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2014 to the date these financial statements were issued and the Company has no material subsequent event to disclose in these financial statements.

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

Pursuant to the terms of the Agreement, two simultaneous transactions were consummated at closing, as follows: (i) our Majority Shareholder delivered 13,150 of our convertible Series A preferred shares and 12,100,000 non-convertible Series B preferred shares to the Tai Na Shareholders in exchange for total payments of $500,000 in cash and (ii) we issued to the Tai Na Shareholders an amount equal to 30,000,000 new investment shares of our common stock pursuant to Regulation S under the Securities Act of 1933, as amended, in exchange for all of their shares of registered capital of Tai Na. Upon completion of the exchange, Tai Na became our wholly-owned subsidiary. The exchange transaction was consummated on May 31, 2006. The transaction was treated for accounting purposes as a capital transaction and recapitalization by the accounting acquirer and as a re-organization by the accounting acquiree.

Business Description of the Issuer

Since the reverse merger was consummated, we have continued operations of Tai Na, a company which is principally engaged in the manufacturing, trading and distributing of fresh tangerines and other fresh fruits in the China. Tai Na is located in Nan Feng County, Jiang Xi Province, a well known agricultural area for tangerines in China. The Company derives revenues from the resale of tangerine and other fresh fruits purchased from third parties, net of value added taxes. The geographic advantage offers additional benefits to us with respect to our quality control and lower manufacturing costs. We own our primary facility in Nan Feng County which consists of a total land area of 755,228 square feet, including manufacturing plants of 340,570 square feet and office buildings of 19,267 square feet. We have been focused within our industry since 2005 and devoted to operating franchise retail stores since 2007. After several years’ experience in manufacturing, trading and distributing fresh fruits in the domestic and oversea markets, we believe our business will be expanded in 2014 due to the follows:

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

On February 28, 2014, we entered into an acquisition agreement with Baojia Guoye Co. Ltd. (“Baojia”), a corporation existing and organized under the laws of China, pursuant to which we paid cash of $162,512 (RMB 1,000,000) to acquire Baojia’s three retail stores in Hangzhou, Zhejiang Province, China. As of the date of this report, the acquisition transaction is not closed since the transfer of business registrations and related licenses has not been completed. Thus, the accounts for these three retail stores were not included in the consolidated financial statements as of September 30, 2014.

Except for the three retail stores acquired from Baojia, we currently have 35 franchise retail stores in the Beijing area, of which 2 stores are wholly owned by us under direct management, and 33 stores are managed by franchisees. In 2014, we will evaluate the operations in the existing stores and replace those in poor performance with new stores. We believe we can expand our market shares through an effective and efficient franchise retail network. We expect more market shares via brand recognition in the near future.

Developing E-commerce Market

In June of 2014, we decided to open our flagship store in Tmall, one of the popular e-commerce platforms associated with Alibaba. Developing e-commerce with Alibaba’s platform is one of our critical strategies in business expansion, which overcomes the geographic barrier and provides us with a powerful access to the non-China markets. According to our strategic plans, we will further expand our fruit e-commerce business to the leading business-to-consumer platforms like JD.com, Yhd.com, and other major group-buying websites. Working with these well-developed e-commerce platforms, we expect to establish our competitive edge with respect to high quality, wide range of variety and efficient delivery.

In addition, we plan to develop an “Online Distribution and Franchise” system in order to build a comprehensive vertical fruit e-commerce platform with major fruit participants, operators and industry bodies. We believe such integration will increase our brand recognition and market shares in fruit e-commerce business.

As of September 30, 2014, there were 2 employees assigned to handling our e-commerce development. The initial investment in e-commerce is planned to be approximately $160,000 (RMB 1,000,000). We believe e-commerce market will share the same significance as traditional markets in the near future. Our goal is to combine e-commerce with our growing retail stores network to introduce an “online to offline” business model for our business.

Setting Up New BVI Subsidiary

In June of 2014, the Board of Directors of the Company authorized and approved to setup a new subsidiary called US-China Fruits Company Limited (“US-China Fruits”) under the laws of British Virgin Islands, of which we have 99.99% ownership. The articles of incorporation of US-China Fruits was filed on June 16, 2014 and had no activities as of September 30, 2014. We believe the new subsidiary will facilitate the process and increase the efficiency when we develop oversea markets.

Improving Efficiency

During 2012, with the support from our local government, we utilized an area of 98,505 square feet to establish an Express Export Zone (“EEZ”) with the purpose of exporting fresh tangerines and other fresh fruits. The government departments including Customs, Inspections and Clearing have setup a satellite office onsite to facilitate the process. We believe the setup of this EEZ is good for us to improve our operating efficiencies and also serves as a bridge connecting local enterprises to the world and benefits our local economy. EEZ also provides us with a platform and opportunity to develop our logistic business for international trading. Therefore, we invested approximately $325,024 (RMB 2,000,000) in August 2014 to setup a new subsidiary called Nanfeng Taina Logistic Co. Ltd. (“Taina Logistic”), which is wholly-owned by Jiangxi Taina Nanfeng Orange Co., Ltd. and is engaged in shipping, warehousing, assorting agriculture products and packing. We believe the business in Taina Logistic will provide a revenue stream for Jiangxi Taina Nanfeng Orange Co., Ltd. during the slow seasons, which normally are the second and third quarter of each year.

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

(17)

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Revenues

Gross revenues were $2,862,463 and $13,414,155 for the three and nine months ended September 30, 2014, respectively, increased by $2,307,449, or 416%, and $11,158,486, or 495%, compared to gross revenues of $555,014 and $2,255,669 for the three and nine months ended September 30, 2013, respectively. The increase during the nine months ended September 30, 2014 was due primarily to our efforts in developing oversea markets, including Thailand, Dubai and Indonesia. We started to develop the Thai market in 2011, which is becoming our significant oversea market as the result of consistent marketing. Our signature tangerines are popular in the market due to their good quality and reasonable price. During the nine months ended September 30, 2014, the revenues from Thailand were approximately $5,650,000, or 42% of total revenues, which were $0 during the same period in 2013, and the revenues from Dubai and other markets were approximately $1,100,000, or 8% of total revenues, which were $0 during the same period in 2013.

Our revenues generated from franchise retail stores increased to approximately $4,730,000 in 2014, or 35% of total revenue, from $2,200,000 in the same period ended September 30, 2013. Such increase was the direct result from the increase in our franchise stores, which totaled 35 stores as of September 30, 2014, compared to 6 stores in the same period in 2013.

In addition, due to our continuing efforts on market development, our domestic sales of tangerines increased to approximately $1,930,000 in 2014, or 14% of total revenue, from $70,000 in the same period ended September 30, 2013.

We generate our revenues from sales of fresh fruits and related products, including our signature tangerine. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to a warranty. We did not record any product returns during three and nine months ended September 30, 2014.

We expect our sales to increase during 2014 as we move toward implementing our business plan, including the increase in franchise retail stores, and an increase in our marketing budgets. We currently have 35 franchise retail stores in the Beijing area, of which 2 stores are wholly owned by us under direct management, and 33 stores are managed by franchisees. After the close of acquisition transaction with Baojia, there will be 3 more stores added into our system. In 2014, we will evaluate the operations in the existing stores and replace those in poor performance with new stores. After several years’ experience in operating franchise retail stores, we believe 2014 is the right time for us to expand our retail stores network. We expect the total number of franchise stores to be increased to around sixty four by the end of 2014. Such expansion will be accomplished via acquisitions, franchise sales or direct setups.

Net Income / (Loss)

We had net income of $245,211 and $675,579 for the three and nine months ended September 30, 2014, respectively, compared to net income of $49,340 and net loss of $304,179 for the three and nine months ended September 30, 2013, respectively.  The net income during the three and nine months ended September 30, 2014 was due primarily to the increase in revenues, which generated sufficient gross profit to cover operating expenses. We also received a grant from the government in amount of $2,989 and $274,898 during the three and nine months ended September 30, 2014, respectively, which was to encourage our contribution in modern agriculture.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three and nine months ended September 30, 2014 were $407,741 and $1,657,225, respectively, increased by $63,532, or 18%, and $610,497, or 58%, compared to $344,209 and $1,046,728 for the three and nine months ended September 30, 2013, respectively. The increase in operating expenses during the nine months ended September 30, 2014 was due primarily to the increase in selling expenses, which were $789,854 in the nine months ended September 30, 2014, compared to $371,299 in the same period ended September 30, 2013.

(18)

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. We had $2,191,743 in cost of goods sold, or approximately 77% of revenues, and had $11,070,765 in cost of goods sold, or approximately 83% of revenues, during the three and nine months ended September 30, 2014, respectively. Comparatively, we had $441,996 in cost of goods sold, or approximately 80% of revenues, and had $1,812,733 in cost of goods sold, or approximately 80% of revenues, during the three and nine months ended September 30, 2013, respectively. The gross margin of fresh fruits products typically ranges between 15-20%. We expect to reduce the cost of goods sold through collaboration with more non-related suppliers, which will also help us to reduce the risk of concentration.

Liquidity and Capital Resources

Cash flows provided by operating activities were $1,791 and $393,465 for the nine months ended September 30, 2014 and 2013, respectively. Positive cash flows from operations for the nine months ended September 30, 2014 were due primarily to the net income of $675,579, and the decrease in accounts receivable and inventories by $2,653,474 and $1,491,199, respectively, partially offset by the increase in prepaid expenses and other current assets in the amount of $2,091,978 and the increase in related party receivable by $313,648, plus the decrease in accounts payable by $3,328,782. Positive cash flows from operations for the nine months ended September 30, 2013 were due primarily to the decrease in accounts receivable in the amount of $324,198, plus the increase in accounts payable by $383,685, partially offset by the net loss of $304,179, and the increase in inventories and prepaid expenses by $27,200 and $126,380, respectively.

During the nine months ended September 30, 2014, cash flows used in investing activities were $457,975 due primarily to the purchase of property and equipment in amount of $36,615, and the payment of $162,512 to acquire 3 retail stores from Baojia. Comparatively, cash flows used in investing activities were $54,948 during the nine months ended September 30, 2013 due primarily to the purchase of property and equipment.

Cash flows provided by financing activities were $441,734 for the nine months ended September 30, 2014, compared to cash flows of $340,508 used in financing activities for the nine months ended September 30, 2013. Positive cash flows from financing activities during the nine months ended September 30, 2014 were due primarily to the proceeds of 628,920 from short-term loans and the advance from a third party in an amount of $5,410,017, offset by the payments of $5,122,371 to the third party advance and the payments of $1,007,573 to short-term loans. Comparatively, negative cash flows from financing activities during the nine months ended September 30, 2013 were due primarily to the advance to a third party in an amount of $462,601, plus the payments of $948,551 on notes payable, partially offset by the proceeds of $972,873 from short-term notes payable.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $1,000,000 for the year of 2015.

Overall, we have funded our cash needs from inception through September 30, 2014 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $15,594 on hand as of September 30, 2014. Currently, we do not have enough cash to fund our operations for the next twelve months. This is based on our cash flows from operations and working capital deficit in light of our substantially increased revenues during 2014. We will need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require additional capital of approximately $1,000,000 per year starting in 2014. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

(19)

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the three and nine months ended September 30, 2014.

Inventory

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The Company provides inventory allowances based on excess and obsolete inventories determined principally by customer demand.  The spoilage will be written-off directly to the profit and loss when it occurs. As of September 30, 2014, the Company did not record an allowance for obsolete or spoiled inventories.

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

(20)

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of September 30, 2014, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of September 30, 2014, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(21)

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

(22)

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

(23)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: November 13, 2014	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

(24)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH*XBRL	Taxonomy Extension Schema

101.CAL*XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB*XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase