Form 10-Q/A
period 2014-09-30
China Fruits Corp
filed 2014-11-18
CIK 1029802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014 (the “Original 10-Q”) of China Fruits Corporation to correct the numbers in the column for the three months ended September 30, 2013 in the Consolidated Statements of Income, in which the numbers for the three months ended September 30, 2012 were inadvertently used in the Original 10-Q. The discussion in Item 2. management's discussion and analysis of financial condition and results of operation has also been updated in this Amended Report.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other Company developments after the date of the Original 10-Q.  This Amended Report restates only those portions of the Original 10-Q affected by the above changes. This Amended Report includes currently-dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

See Accompanying Notes to Financial Statements and Accountant’s Report

(5)

China Fruits Corporation

Consolidated Statements of Income

For the three-month and nine-month periods ended September 30, 2014 and 2013

Unaudited

(Stated in US Dollars)

			Three Months Ended		Nine Months Ended
	Note		9/30/2014	9/30/2013	9/30/2014	9/30/2013
REVENUES:
Sales	2(d)		$2,862,463	$661,894	$13,414,155	$2,255,669
Cost of goods sold	2(e)		(2,191,743)	(493,445)	(11,070,765)	(1,812,733)
GROSS PROFIT			670,720	168,449	2,343,390	442,936

OPERATING EXPENSES:
Selling expenses			96,946	108,951	789,854	371,299
General and administrative expenses			310,795	221,894	867,371	675,429
TOTAL OPERATING EXPENSES			407,741	330,845	1,657,225	1,046,728

INCOME (LOSS) FROM CONTINUING OPERATIONS			262,979	(162,396)	686,165	(603,792)

OTHER INCOME (EXPENSE):
Other income			14,193	5,715	42,725	11,321
Other expense			(515)	—	(515)
Interest income			81	—	140
Interest expense			(51,570)	(29,164)	(165,866)	(88,486)
Government grants			2,989	123,862	274,898	376,778
TOTAL OTHER INCOME (LOSS) & EXPENSE			(34,822)	100,413	151,382	299,613

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES			228,157	(61,983)	837,547	(304,179)

Income tax expense	2(k)		(17,054)	—	(161,968)	-
NET INCOME (LOSS)			$245,211	$(61,983)	$675,579	$-304,179

Other compressive income
-Foreign currency translation gain (Loss)	2(m)		1,322	6,791	-26,155	47,985

COMPREHENSIVE INCOME (LOSS)			246,533	(55,192)	649,424	(256,194)
Income/(Loss) per common share:
Basic and fully diluted		$	**	**	$0.01	(0.01)

Weighted average number of common shares outstanding – Basic and fully diluted			49,951,223	49,951,223	49,951,223	49,951,223

** Less than $0.01

See Accompanying Notes to Financial Statements and Accountant’s Report

(6)

China Fruits Corporation

Consolidated Statements of Stockholders’ Equity

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

See Accompanying Notes to Financial Statements and Accountant’s Report

(7)

China Fruits Corporation

Consolidated Statements of Cash Flows

For the nine-month period ended September 30, 2014 and 2013

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

(17)

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Revenues

Gross revenues were $2,862,463 and $13,414,155 for the three and nine months ended September 30, 2014, respectively, increased by $2,200,569, or 332% , and $11,158,486, or 495%, compared to gross revenues of $ 661,894 and $2,255,669 for the three and nine months ended September 30, 2013, respectively. The increase during the nine months ended September 30, 2014 was due primarily to our efforts in developing oversea markets, including Thailand, Dubai and Indonesia. We started to develop the Thai market in 2011, which is becoming our significant oversea market as the result of consistent marketing. Our signature tangerines are popular in the market due to their good quality and reasonable price. During the nine months ended September 30, 2014, the revenues from Thailand were approximately $5,650,000, or 42% of total revenues, which were $0 during the same period in 2013, and the revenues from Dubai and other markets were approximately $1,100,000, or 8% of total revenues, which were $0 during the same period in 2013.

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

Net Income / (Loss)

We had net income of $245,211 and $675,579 for the three and nine months ended September 30, 2014, respectively, compared to net loss of $61,983 and $304,179 for the three and nine months ended September 30, 2013, respectively.  The net income during the three and nine months ended September 30, 2014 was due primarily to the increase in revenues, which generated sufficient gross profit to cover operating expenses. We also received a grant from the government in amount of $2,989 and $274,898 during the three and nine months ended September 30, 2014, respectively, which was to encourage our contribution in modern agriculture.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three and nine months ended September 30, 2014 were $407,741 and $1,657,225, respectively, increased by $76,896, or 23% , and $610,497, or 58%, compared to $ 330,845 and $1,046,728 for the three and nine months ended September 30, 2013, respectively. The increase in operating expenses during the nine months ended September 30, 2014 was due primarily to the increase in selling expenses, which were $789,854 in the nine months ended September 30, 2014, compared to $371,299 in the same period ended September 30, 2013.

(18)

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. We had $2,191,743 in cost of goods sold, or approximately 77% of revenues, and had $11,070,765 in cost of goods sold, or approximately 83% of revenues, during the three and nine months ended September 30, 2014, respectively. Comparatively, we had $ 493,445 in cost of goods sold, or approximately 75 % of revenues, and had $1,812,733 in cost of goods sold, or approximately 80% of revenues, during the three and nine months ended September 30, 2013, respectively. The gross margin of fresh fruits products typically ranges between 15-20%. We expect to reduce the cost of goods sold through collaboration with more non-related suppliers, which will also help us to reduce the risk of concentration.

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

CHINA FRUITS CORP.

Date: November 18, 2014	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

(24)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH*XBRL	Taxonomy Extension Schema

101.CAL*XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB*XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase