Form 10-K
period 2014-12-31
China Fruits Corp
filed 2015-04-14
CIK 1029802

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2014

[ ]	Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934 for the Transition Period from _______ to _______

Commission File Number: 1-10559

CHINA FRUITS CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	90-0315096
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Bldg. 3 Sec. 7, 188 Nan Si Huan Xi Rd.

Fengtai Dist. Beijing, P. R. China

(Address of principal executive offices)

+86 (10) 6792-8610

(Issuer's telephone number)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001par value

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

Yes [ ] No [ x ]

The Registrant’s revenues for its fiscal year ended December 31, 2014 were $32,635,446.

The aggregate market value of the voting stock on April 13, 2015 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $3,480,867 based upon the most recent sales price ($0.072) for such Common Stock. On April 13, 2015, there were 52,225,394 shares of our Common Stock issued and outstanding, of which approximately 48,345,379 shares were held by non-affiliates.

Number of shares of common stock, par value $.001, outstanding as of April 15, 2015: 52,225,394

Number of shares of preferred stock outstanding as of April 15, 2015:

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

Business Description of the Issuer

Since the reverse merger was consummated, we have continued operations of Tai Na, a company located in Nan Feng County, Jiang Xi Province, a well-known agricultural area for tangerines plantation in China, which is primarily engaged in manufacturing, trading and distributing fresh tangerines and other fresh fruits in China and oversea markets. In 2008, we incorporated a wholly-owned subsidiary, Tai Na International Fruits (Beijing) Co. Ltd. (“Tai Na Beijing”) in Beijing, China and relocated the corporate headquarters to Beijing. The headquarters office currently consists of approximately 17,700 square feet for daily operations, which are adequate not only for our current operations, but also for our growth in the near future. We believe that having headquarters in Beijing has a positive effect on our corporate image and the implementation of our marketing strategies.

We have been focused on the industry related to fresh fruits business since 2005 and devoted to operating franchise retail stores since 2007. After almost a decade of experience in manufacturing, trading and distributing fresh fruits in the domestic and oversea markets, we are building up a sophisticated business model integrating farmers, plantation alliances, wholesalers, franchised stores, export channels and e-commerce, which effectively shortens fresh fruits distribution process from the plantation to consumers due to the following:

Business Model of China Fruits Corp.

 Stable supplies

Our signature tangerines are from Nan Feng County, China, an agricultural county in China famous for high-quality tangerines for centuries attributable to particular natural resources at that area. Nanfeng tangerines were selected solely for Chinese royals in the past and became very popular in the market during recent decades. Since our wholly-owned subsidiary, Jiangxi Taina Nanfeng Orange Co., Ltd. is considered as one of biggest enterprises in Nan Feng County, we have a strong long-term relationship with the local government anda high reputation amongst local farmers. Therefore, approximately 30% of Nan Feng County tangerines have been processed in our manufacturing facility and distributed through our sales network.

In addition to Nanfeng tangerines, our products sold in the franchised stores include other popular fresh fruits, such as grapes, pears, kiwi, and so on. In order to ensure the stability of supplies for these fruits, we establish alliances with different fruit plantations, each of which are closely monitored by our own staff. Periodic checks are carried out on the plantations directly by us. Therefore, we are able to obtain instant information about our supplies sources, including growing environment, fruits quality and output. Our onsite staff also assist in facilitating the shipping process during the seasons. We believe it is cost efficient for us to make alliances with different fruit plantations and will seek for alliance opportunities with more fruit plantations in 2015.

Efficient process

Our manufacture facility in Nan Feng County includes a set of temperature and humidity auto-control equipment with capacity of 1,500 tons to effectively maintain the quality of our tangerines. We also have two automatic product lines for fruit selection, the hourly process capacity of which is 10 ton/hour and 15 ton/hour, respectively. During the year of 2014, our total production was 17,000 tons. We expect the production capacity will reach 34,000 tons in 2015 due to the improvement of production efficiency.

Since 2012, we have established a systematic logistics center to support the expanding retail network.We believe a sound warehouse and logistics center will help us to improve efficiency and reduce operating expenses. Especially for fresh fruits, the prompt handling and delivery is significant to reduce loss from spoilage. Our warehouse and logistic space is located in Beijing with approximately 26,700 square feet to store, select, pack and deliver fresh fruits. After the full operation of the logistics center, we believe both operating expenses and cost of goods sold will be reduced due to large-scale purchases and delivery.

In addition, with the support from the local government in Nan Feng County, we utilized an area of 98,505 square feet to establish an Express Export Zone (“EEZ”) to speed up the process of exporting fresh tangerines and other fresh fruits. The government departments including Customs, Inspections and Clearing have setup a satellite office onsite to facilitate the process. We believe the setup of this EEZ is good for us to improve our operating efficiencies and also serves as a bridge connecting local enterprises to the world and benefits our local economy. EEZ also provides us with a platform and opportunity to develop our logistics business for international trading. Therefore, we invested approximately $325,024 (RMB 2,000,000) in August 2014 to setup a new subsidiary called Nanfeng Taina Logistic Co. Ltd. (“Taina Logistic”), which is wholly-owned by Jiangxi Taina Nanfeng Orange Co., Ltd. and is engaged in shipping, warehousing, assorting agriculture products and packing. We believe the business in Taina Logistic will provide a revenue stream for Jiangxi Taina Nanfeng Orange Co., Ltd. during the slow seasons, which normally are the second and third quarter of each year.

Expanding Sales Network

The last and important section of our business model is our sales network, which determines the ratio of our inventory turnover and the efficiency of our working capital. We have been devoted to establish a systematic and efficient sales network for years. In 2015, our sales network cover franchised retail stores, export, e-commerce and wholesale.

•	Increasing Franchised Retail Stores

The franchised retail stores build up the direct channel between the end users and us, which facilitates the process from our manufacture plants to the markets, benefits us in adjusting our business strategies when market changes. We provide the stores with our standard management systems, supplies, as well as renovation to unify store display, color and sign pursuant to the franchise requirements. The fresh fruits sold in the stores include our own products as well as the products from our alliance plantations. By the end of 2014, the number of our franchised retail stores reached 64, increasing by approximately 814% compared to 7 stores in 2013, meeting our expectations for 2014. Such expansion was accomplished via acquisitions, franchise sales or direct setups. There are 44 stores within Beijing area, of which 2 stores are wholly owned by us under direct management, and 42 stores are managed by franchisees. The remaining 20 stores are located in different provinces including Hebei, Jiangxi, Yunnan and Zhejiang, all of which are managed by franchisees.

In addition, we entered into an acquisition agreement on February 28, 2014 with Baojia Guoye Co. Ltd. (“Baojia”), a corporation existing and organized under the laws of China, pursuant to which we paid cash of $162,512 (RMB 1,000,000) to acquire Baojia’s three retail stores in Hangzhou, Zhejiang Province, China. As of the date of this report, the acquisition transaction is not closed since the transfer of business registrations and related licenses has not been completed. Thus, the accounts for these three retail stores were not included in the consolidated financial statements as of December 31, 2014.

In order to efficiently and systematically manage our franchised retail stores throughout China, we plan to incorporate regional franchise management companies, all of which will be wholly-owned and managed directly by Tai Na Beijing. The regional franchise management companies serve as a hub to cover all stores within the region, which significantly reduce the spoilage rate due to long distance transportation and improve logistic efficiency. The first two regional franchise management companies are located in Nanchang and Hangzhou. Both cities have leading positions amongst Tier II cities in China with great potential to have a boom in local economy. They will be our next target markets to expand our franchised retail stores after Beijing area. As of December 31, 2014, there are 7 stores in Hangzhou area and 5 stores in Nanchang area. We estimate that the number of retailed stores in 2015 will reach 20 and 10 in Hangzhou and Nanchang, respectively. The total number of retailed stores throughout China is expected to be 135 in 2015.

We will periodically evaluate the operations in the existing stores and replace those in poor performance with new stores. We believe we are able to expand our market shares through an effective and efficient franchise retail network. We expect more market shares via brand recognition in the near future.

•	Forming New BVI Subsidiary for export

Our revenue from fresh fruits export was a key component of our revenues, which was approximately $22 million, or 67% of total revenues in 2014. In order to simplify the procedures of import and export, our Board of Directors authorized and approved to setup a new subsidiary called US-China Fruits Company Limited (“US-China Fruits”) under the laws of British Virgin Islands in June of 2014, of which we have 99.99% ownership. The articles of incorporation of US-China Fruits was filed on June 16, 2014. The switch from current exporting system to new system involving US-China Fruits was not completed; thus, there were no activities in US-China Fruits as of December 31, 2014. We believe the new subsidiary will facilitate the export process and increase the efficiency when we develop oversea markets.

•	Developing E-commerce Market

E-commerce overcomes the geographic barrier and provides us with a powerful access to the non-China markets. Currently all of our e-commerce business is conducted by a related party, and we are the exclusive supplier for all the fruits sold online. We plan to integrate this section into our corporate structure in 2015. According to our strategic plans, we will develop our online fruit stores on the popular e-commerce platforms associated with Alibaba, and further expand our fruit e-commerce business to the leading business-to-consumer platforms like Taobao.com, Tmall.com, JD.com, and Yhd.com, and other major group-buying websites. Working with these well-developed e-commerce platforms, we expect to establish our competitive niche with respect to high quality, wide range of variety and efficient delivery.

Eventually, we will develop an “Online Distribution and Franchise” system in order to build a comprehensive vertical fruit e-commerce platform with major fruit participants, operators and industry bodies. We believe e-commerce market will share the same significance as traditional markets in the near future. Our goal is to combine e-commerce with our growing retail stores network to introduce an “online to offline” business model for our clients. Such integration will increase our brand recognition and market shares in fruit e-commerce business.

When our business model is running efficiently, we believe all components within our model will be benefited and profitable, and, as a result, our business will obtain a rapid growth rate in 2015.

Simultaneously with expanding our infrastructure, we have attempted to enhance our brand recognition by hosting certain social events. During the first quarter of 2014, we launched the “Taina® Miss Fruit” Beauty Contest, the first national fruit-themed beauty contest in China that is aimed to advocate the fruit culture and healthy lifestyle in China’s growing urban population. In November 2014, we co-sponsored “Nanfeng Tangerines Promotion Conference” at China National Convention Center, Beijing, which was hosted by China Entry-Exit Inspection and Quarantine Associates and the local government of Nan Feng County. As a recent move to enhance our retail fruit store brand name, Taina®, we believe the social events will set a stage for us to present cross marketing opportunities in fruit planting, distributing, and retailing.

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

*

Planting area for citrus fruit was also at the first place amongst various fruit in China; its output was at the second place, less than the output of apples. In China, the planting area for all kinds of fruit was 121.4 million hectares, 19.0% of which was planting citrus fruit; the total fruit output was 151.0 million tons, 21.0% of which was citrus fruit. Compared to the planting area of 32.7 thousand hectares and 177.9 thousand hectares in 1952 and 1978, respectively, the planting area for citrus fruit increased 70 times and 12 times in 2012. Compared to the output of 206.6 thousand tons and 382.7 thousand tons in 1952 and 1978, respectively, the output increased 152 times and 82 times in 2012.

*

Increase in global fresh fruit trading. According to the data from Global Trading Information Services Co. (“GTI”), global fresh fruit trading revenues were $120.4 billion, increased by 11% compared to the trading revenues in 2010. China was at the seventh place with respect to fruit export, which was $2.3 billion, increased by 18.5% compared to the previous year. China was at the ninth place with respect to fruit import, which was $2.35 billion, increased by 58% compared to the previous year.

*

Increase in fruit revenues. The total revenues generated from fruit industry in China was approximately $100 billion (RMB 629.1 billion) in 2012, increased by approximately $11.4 billion (RMB 72.1 billion), or 12.9%, compared to 2011. It was approximately 13.4% of total agricultural revenues. In the past decade, the revenues from the fruit industry have been increasing with the expansion in production capacity. The fruit revenues in 2012 were 4 times the fruit revenues in 2003. The average increasing rate of fruit revenues was 14.87% per year in the past decade. The fruit industry becomes a significant portion of modern agriculture in China.

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

In general, citrus output increased tremendously in China in the past decades due to the increases in numbers of plantations. However, compared to the world's market, the citrus industry in China is undeveloped in terms of quality, output, manufacture and efficiency. There are four barriers in China's citrus industry: a) small manufacturing magnitude, primarily based on household; b) lack of technology input, primarily based on nature growth; c) undeveloped commercial systems, particularly in storage and transportation; d) no clear segments in the industry, particular in household base. It is a long-term goal to rid us of all these barriers. After China entered the World Trade Organization ("WTO") in 2001, the sales channels for citrus products should be facilitated due to the open markets. In the long run, the export of Chinese citrus will increase constantly, for both fresh fruits and processed products.

Marketing Strategies

Expanding Retail Fruit Stores Network

We believe franchise retail stores will benefit us in our business expansion and brand recognition. We identify middle-size stores currently profitable and persuade them to join our franchise. Those stores are better than the brand-new stores because they have certain operating history and customers base. We provide the stores with our standard management systems, supplies, as well as renovation to unify store display, color, and sign pursuant to the franchise requirements. The franchised retail stores will help build a direct channel between the end users and us, which will facilitate the process of moving product from our manufacture plants to the markets, and benefit us in adjusting our business strategies when markets change. By the end of 2014, the number of our franchised retail stores reached 64, increasing by approximately 814% compared to 7 stores in 2013, exceeding our expectation in 2014. Such expansion was accomplished via acquisitions, franchise sales or direct setups. There are 44 stores within Beijing area, of which 2 stores are wholly owned by us under direct management, and 42 stores are managed by franchisees. The remaining 20 stores are located in different provinces including Hebei, Jiangxi, Yunnan and Zhejiang, all of which are managed by franchisees.

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

(5)

Improving Management Systems

We have run retail fruit stores since 2007, experiencing economic boom and financial crises, from which we summarize three key success factors, including good location, prompt delivery system and sophisticated leader. If good location is predetermined, prompt delivery and sophisticated leader will be significantly related to our management system. We will standardize our operating system; provide our employees with clear indicators in connection with sales skill, products display, storage, delivery, and marketing promotion. We will set up different modules to evaluate the store performance and employee performance. We believe an effective operating system will improve efficiency and encourage our employees.

In addition, we plan to incorporate regional franchise management companies in 2015 to efficiently and systematically manage our franchised retail stores throughout China. The regional franchise management companies serve as a hub to cover all stores within the region, which significantly reduce the spoilage rate due to long distance transportation and improve logistic efficiency.

Seeking for Opportunities to Develop International Markets

Our signature tangerines, known as "Nanfeng tangerine", was selected solely for Chinese royals in the past and became very popular in the market during recent decades for their high quality, attributable to the particular natural resources in Nan Feng County. Currently, we primarily market in China and hold a leading position in the Chinese market. However, this position has been challenged since China’s participation in WTO in 2001. We believe the open-market policies will lower the barriers to entry, in both Chinese markets and global markets. WTO membership brought with it the opportunity to take advantage of new market access opportunities and new protections now available to China under the rules-based system of the WTO. In order to develop our international markets, we have set up a department in charge of oversea markets since 2010, which included 15 full-time employees as of December 31, 2014. Our target markets include Europe, Middle-east, and Southeast Asia. In 2014, our revenues generated from international markets were approximately $22 million, or 67% of total revenues, including approximately $5 million from Thailand, approximately $4.6 million from Myanmar, approximately $4.5 million from Kyrgyzstan, approximately $3.2 million from Kazakhstan and approximately $1.6 million from Dubai. We believe there is great growth potential in international markets and we will keep looking for the opportunities oversea.

Seeking for Strategic partners

For Nanfeng tangerine, other fresh fruit and certain related products, we intend to make alliances with third parties, which will be good for us with respect to the followings:

• Enhance manufacturing capacities;

• Setup franchised retail stores in our target markets located in North China, East China and South China;

• Diversify the fresh fruit sold in the franchise stores;

• Expand the sales network;

• Increase sales revenue; and

• Successfully build brand identity.

Enhancing Manufacture Capacity

We own our primarily facility in Nan Feng County which consists of a total land area of 755,228 square feet, including manufacturing plants of 340,570 square feet and office buildings of 19,267 square feet. In order to effectively maintain the quality of tangerine, we have a set of temperature and humidity auto-control equipment with capacity of 1,500 tons. We also have two automatic production lines for fruits selection, the hourly process capacity of which is 10 ton/hour and 15 ton/hour, respectively. During the year of 2014, our total production was 17,000 tons. We expect the production capacity will reach 34,000 tons in 2015 due to the improvement of production efficiency.

Seeking for Supports from local government

We have been focused within our industry since 2005 and we believe we have obtained a solid reputation and a good working relationship with the local government due to our continuous contributions to the local economy. During 2012, with the support from our local government, we utilized an area of 98,505 square feet to establish an Express Export Zone (“EEZ”) to speed up the process of exporting fresh tangerines and other fresh fruits. The government departments including Customs, Inspections and Clearing have setup a satellite office onsite to facilitate the process. We believe the setup of this EEZ is good for us to improve our operating efficiencies and also serves as a bridge connecting local enterprises to the world and benefits our local economy. In order to encourage our efforts on modern agricultural development, we obtained the grants in amount of $278,780 and $409,160 from the local government in 2014 and 2013, respectively.

Increasing Expenses in Marketing

We have selected Beijing as our target market since 2008. We plan to increase the marketing expenses on advertising to support our franchise retail stores in Beijing and build up the Beijing market as a showcase for our franchise retail business. Beijing is heart of North China, which has significant effects on the market in North China as a whole. The success in Beijing market is critical for us to develop the market in North China. We divide the Chinese market into three parts: North China, East China and South China. If our business model in North China succeeds, we will repeat it in East China and South China. In 2015, we will pick Nanchang and Hangzhou as our next target markets to expand our franchised retail stores after Beijing area. Both cities have leading positions amongst Tier II cities in China with great potential to have a boom in local economy. As of December 31, 2014, there are 7 stores in Hangzhou area and 5 stores in Nanchang area. We estimate that the number of retail stores in 2015 will reach 20 and 10 in Hangzhou and Nanchang, respectively. The total number of retailed stores throughout China is expected to be 135 in 2015.

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

Employees

We have to make a rational allocation and use of personnel to match our business growth. As of December 31, 2014, we had 60 full-time employees, of which 27persons are specialized in franchising management, export trading and purchasing, 10 persons graduated with master degree or higher.

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

We rely on our strategic partners for a significant portion of our business. If we are unable to maintain good relationships with our strategic partners, our business could suffer

For Nanfeng tangerine, other fresh fruit and certain related products, we intend to make alliance with third parties in connection with the followings:

• Enhance manufacturing capacities;

• Setup franchised retail stores in our target markets located in North China, East China and South China;

• Diversify the fresh fruit sold in the franchise stores;

• Expand the sales network;

• Increase sales revenue; and

• Successfully build brand identity.

We cannot assure that we will be able to enter into alliance agreements with partners on terms favorable to us, or at all, and any future agreement may expose us to risks that our partner might fail to fulfill its obligations and delay commercialization of our products. We also could become involved in disputes with partners, which could lead to delays in or terminations of our development and commercialization programs and time consuming and expensive litigation or arbitration. Our inability to enter into additional collaborative arrangements with other partners, or our failure to maintain such arrangements, would limit the number of product candidates which we could develop and ultimately, decrease our sources of any future revenues.

Increase in cost, disruption of supply or shortage of raw materials could harm our business.

The output of tangerine significantly relies on the local climate. A shortage of tangerines would increase our operating costs and could reduce our profitability. Increases in the prices of our finished products resulting from higher raw material costs could affect affordability in some markets and reduce our sales. An increase in the cost or a sustained interruption in the supply or shortage of the tangerine that may be caused by natural disasters could negatively impact our net revenues and profits.

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

Our assets are located in China and its revenues are derived from its operations in China which is a planned economy.

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

(8)

Declining economic conditions could negatively impact our business

Our operations are affected by local, national and worldwide economic conditions.  Markets in the United States and elsewhere have been experiencing extreme volatility and disruption for more than three years, due in part to the financial stresses affecting the liquidity of the banking system and the financial markets generally.  In recent years, this volatility and disruption has reached unprecedented levels.  The consequences of a potential or prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. While the ultimate outcome and impact of the current economic conditions cannot be predicted, a lower level of economic activity might result in a decline in energy consumption, which may adversely affect the price of oil, liquidity and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

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

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our level of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes, additions or departures of our key personnel, as well as other items discussed under this "Risk Factors" section, as well as elsewhere in this Annual Report. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

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

(10)

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Beijing, PRC with office space of approximately17,700 square feet for daily operations, which is under a three-year lease agreement due on August 17, 2017. On March 3, 2012, we entered into a five-year lease agreement for warehouse and logistic space of approximately 26,700 square feet to store, select, pack and deliver fresh fruits. The logistics center includes office space of approximately 8,800 square feet. We believe the new warehouse and logistics center is adequate for our current operations.

We also lease two stores in Beijing area for retail business under our direct management. The total store area is approximately1,722 square feet with annual rental payment of approximately $140,000.

Our main operation is located in the Fu Xi Technology & Industry Park, Nan Feng County, Jiang Xi Province, People’s Republic of China, with a total land area of 755,228 square feet, including manufacturing plants with total area of 340,570 square feet and office buildings with total area of 19,267 square feet. This space is adequate for our present operations. No other businesses operate from this office.

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

ITEM 4. (REMOVED AND RESERVED)

(11)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market for Common Equity

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol, CHFR. Trading of our common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following tables set forth the high and low sale prices for our common stock as reported on the Over-the-Counter Bulletin Board for the periods indicated.

Interim Period	Low	High
Interim Period ended April 15, 2015	$0.09	$0.18

Fiscal 2014
Quarter ended March 31, 2014	$0.015	$0.0399
Quarter ended June 30, 2014	$0.04	$0.10
Quarter ended September 30, 2014	$0.055	$0.59
Quarter ended December 31, 2014	$0.09	$0.19

Fiscal 2013
Quarter ended March 31, 2013	$0.003	$0.050
Quarter ended June 30, 2013	$0.018	$0.101
Quarter ended September 30, 2013	$0.022	$0.070
Quarter ended December 31, 2013	$0.013	$0.044

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

Number of Holders

As of April 15, 2015, we had 3,624 common shareholders of record.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the date of this Report, we have not authorized any equity compensation plan, nor has our Board of Directors authorized the reservation or issuance of any securities under any equity compensation plan.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On January 12, 2015, the Board of Directors of the Company approved to issue 1,362,055 shares of the Company’s common stock to settle out a note payable currently due Mr. Quanlong Chen, President and Chief Executive Officer of the Company, in amount of $245,170, consisting of $233,978 in principal and $11,192 in accrued interests as of January 12, 2015.

On January 12, 2015, the Board of Directors of the Company approved to issue 428,082 shares of the Company’s common stock to partially settle a note payable currently due to 2 non-related parties, in principal amount of $62,500.

On February 27, 2015, the Board of Directors of the Company approved to issue 484,034 shares of the Company’s common stock to partially settle a note payable currently due to 2 non-related parties, in principal amount of $62,500 and accrued interest of $376.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Transfer Agent

Our transfer agent is ClearTrust LLC located at 16540 Pointe Village Dr., Ste. 210, Lutz, FL 33558.

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

Critical Accounting Policies

Revenue recognition

The Company derives revenues from the resale of tangerines and other fresh fruits purchased from third parties, net of value added taxes (“VAT”).  The Company is subject to VAT which is levied on the majority of the products of the Company at the rate of 17% on the invoiced value of sales.  Output VAT is borne by customers in addition to the invoiced value of sales and input VAT is borne by the Company in addition to the invoiced value of purchases to the extent not refunded for export sales.

In accordance with guidance issued by the FASB, the Company recognizes revenue when persuasive evidence of an arrangement exists, transfer of title has occurred or services have been rendered, the selling price is fixed or determinable and collectability is reasonably assured.  The Company’s sales arrangements are not subject to warranty.

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the year ended December 31, 2014.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Revenues

Gross revenues were $32,635,446 and $9,369,901 for the years ended December 31, 2014 and 2013, respectively. We generate our revenues from sales of fresh fruits and related products, including our signature tangerine. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns during the year ended December 31, 2014.

The increase in revenues by $23,265,545, or approximately 248%, during the year ended December 31, 2014 was due primarily to the increase in numbers of our franchised retail stores. By the end of 2014, we had 64 franchised retail stores, increasing by approximately 814% compared to 7 stores in 2013. Our revenues generated from retail stores were approximately $8.5 million in 2014. Fresh fruits export was another key component of our revenues, which was approximately $22 million, or 67% of total revenues in 2014, including approximately $5 million from Thailand, approximately $4.6 million from Myanmar, approximately $4.5 million from Kyrgyzstan, approximately $3.2 million from Kazakhstan and approximately $1.6 million from Dubai. Since our e-commerce is still at the development stage, revenues from which was approximately $0.4 million in 2014.

We expect our sales to increase during in 2015 as our moves toward implementing our business plan, including the increase in franchise retail stores, the increase in marketing budgets. In 2015, we will pick Nanchang and Hangzhou as our next target markets to expand our franchised retail stores after Beijing area. Both cities have leading positions amongst Tier II cities in China with great potential to have a boom in local economy. As of December 31, 2014, there are 7 stores in Hangzhou area and 5 stores in Nanchang area. We estimate that the number of retail stores in 2015 will reach 20 and 10 in Hangzhou and Nanchang, respectively. The total number of retailed stores throughout China is expected to be 135 in 2015.

We will periodically evaluate the operations in the existing stores and replace those in poor performance with new stores. We believe we are able to expand our market shares through an effective and efficient franchise retail network. We expect more market shares via brand recognition in the near future.

Income / Loss

We had net income of $1,552,023 and $166,622 for the years ended December 31, 2014 and 2013, respectively. The increase in net income by $1,385,401, or approximately 831%, during the year ended December 31, 2014 was due primarily to the increase in sales revenues, resulting in gross profit of $5,789,972 and operating income of $1,914,657. The net income during the year of 2013 was due to the grants received from the local government in amount of $409,160, which was to encourage our efforts on modern agricultural development. Without the government grant, we suffered loss of $143,124 from operations.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the years ended December 31, 2014 and 2013 were $3,875,315 and $2,114,426, respectively. The increase in operating expenses in 2014 was attributable to the increase in selling and marketing expenses, such as advertising, shipping and handling, and exhibition expenses, etc.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. During the year ended December 31, 2014, we had $26,845,474 in cost of goods sold, or 82.3% of sales revenue. During the year ended December 31, 2013, we had $7,286,184 in cost of goods sold, or 77.8% of sales revenue. The gross margin of fresh fruits products typically ranges between 5-10%.We expect to reduce the cost of goods sold through alliance with more non-related suppliers, which will also help us to reduce the risk of concentration.

(15)

Liquidity and Capital Resources

Cash flows used in operating activities were $2,610,557 and $599,157 for the years ended December 31, 2014 and 2013, respectively. Negative cash flows from operations in 2014 were due primarily to the increase in accounts receivable, inventories, prepaid expenses and related party receivable in the amount of $10,520,147, $523,240, $3,922,595 and $1,114,279, respectively, partially offset by the net income of $1,552,023, plus the increase in accounts payable, other payables and accrued liabilities in amount of $9,642,792 and $1,091,113, respectively. Negative cash flows from operations in 2013 were due primarily to the increase in accounts receivable by $3,589,453, the increase in inventories by $1,455,726, and the increase in prepaid expenses and other current assets by $814,225, partially offset by the net income of $166,622, plus the increase in accounts payable, other payables and accrued liabilities in amount of $4,151,415 and $479,903, respectively.

Cash flows used in investing activities were $679,031 and $396,195 during the years ended December 31, 2014 and 2013, respectively, due primarily to the purchase of property and equipment, which was $160,473 and $380,291 during the year of 2014 and 2013, respectively, cash outflow for construction in progress, which was $355,652 and $1,146 during the year of 2014 and 2013, respectively. In 2014, we also had investment of $162,906 in connection with the acquisition of three retail stores in Hangzhou, China.

Cash flows provided by financing activities were $4,055,571 and $904,041 for the years ended December 31, 2014 and 2013, respectively. Positive cash flows from financing activities in 2014 were due primarily to the proceeds of $5,911,868 from related parties’ loan, and proceeds from short-term loans in total of $5,937,933, bearing annual interest at a rate from 7.2% through 12% per annum, partially offset by the payments to short-term loans and related parties’ loan in amount of $3,091,961 and $5,183,677, respectively.

Positive cash flows from financing activities in 2013 were due primarily to the proceeds of $511,599 from related parties’ loan, and proceeds from notes payable in total of $1,963,864, bearing annual interest at a rate of 7.0% per annum, of which $981,932 is due on July 20, 2014, and the remaining balance is due on December 20, 2014, partially offset by the payments to notes payable in amount of $1,571,422.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $3,000,000 for the year of 2015.

Overall, we have funded our cash needs from inception through December 31, 2014 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $801,356 on hand as of December 31, 2014. Currently, we have enough cash to fund our operations for about six months. This is based on current cash flows from financing activities and projected revenues. However, if the projected revenues fall short of needed capital we may not be able to sustain our capital needs. We will then need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $3,000,000 per year starting in 2015. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

Demand for our products and services will be dependent on, among other things, market acceptance of our products, citrus market and fresh fruits market in general, and general economic conditions, which are cyclical in nature. Inasmuch as a major portion of our activities is the receipt of revenues from the sales of our products, our business operations may be adversely affected by our competitors and prolonged recession periods.

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

(16)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents. However, in order to manage the foreign exchange risks, we may engage in hedging activities to manage our financial exposure related to currency exchange fluctuation. In these hedging activities, we might use fixed-price, forward, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges, as well as long-term structured transactions when feasible.

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency loss of $15,314 in fiscal 2014. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

Our financial statements are expressed in U.S. dollars but the functional currency of our operating subsidiary is RMB. The value of your investment in our stock will be affected by the foreign exchange rate between U.S. dollars and RMB. To the extent we hold assets denominated in U.S. dollars any appreciation of the RMB against the U.S. dollar could result in a change to our statement of operations and a reduction in the value of our U.S. dollar denominated assets. On the other hand, a decline in the value of RMB against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our company and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the price of our stock.

The exchange rates used to translate amounts in RMB into U.S. Dollars for the purposes of preparing the consolidated financial statements or otherwise stated in this MD&A were as follows:

	2014	2013
Balance sheet items, except for the registered and paid-up capital as of December 31, 2014 and 2013	USD 1:RMB 6.1385	USD 1:RMB 6.1104
Amounts included in the statement of operations, statement of changes in stockholders’ equity and statement of cash flows for the years ended December 31, 2014 and 2013	USD 1:RMB 6.1432	USD 1:RMB 6.1905

(17)

ITEM 8. FINANCIAL STATEMENTS

China Fruits Corp.

(18)

To: The Board of Directors and Stockholders of

China Fruits Corp.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of China Fruits Corporation as of December 31, 2014 and 2013, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. China Fruits Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Fruits Corporaiton as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 20 to the financial statements, the Company had incurred substantial losses in previous years, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 20. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

San Mateo, California	WWC, P.C.
March 31, 2015	Certified Public Accountants

(19)

China Fruits Corporation

Audited Consolidated Balance Sheets

As of December 31, 2014 and 2013

(Stated in US Dollars)

ASSETS		12/31/2014	12/31/2013
Current Assets	Notes
Cash & cash equivalents		$801,356	$40,217
Accounts receivable, Net	3	14,442,327	4,075,765
Other receivable, Net	4	248,898	141,363
Advance to suppliers	5	5,894,668	2,162,844
Inventories	6	2,089,796	1,566,556
Prepaid expense	7	89,558	67,862
Refundable tax		297,481	266,719
Related party receivable	8	1,114,279	—
TOTAL CURRENT ASSETS		24,978,363	8,321,326

Noncurrent Assets
Investment	9	162,906	—
Property, plant & equipment, net	10	3,366,085	3,370,148
Construction in progress		356,793	1,146
Intangible assets, net	11	307,614	331,697
Other long-term asset and deposits		55,326	24,548
Long-term amortization		1,115	4,479
TOTAL NON-CURRENT ASSETS		4,249,839	3,732,018

TOTAL ASSETS		$29,228,202	$12,053,344

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses		$13,881,635	$4,238,843
Short-term loans	12	4,936,059	2,479,379
Customer deposit	13	838,553	493,164
Taxes payable		775,919	261,286
Other payables		841,155	657,952
Due to related parties	14	1,941,527	1,074,031
Accrued liabilities and payroll tax liabilities		1,262,399	354,489
Long-term bank loan, current portion	15	377,942	—
TOTAL CURRENT LIABILITIES		24,855,189	9,559,144

LONG TERM LIABILITIES
Long term bank loan	15	342,103	—
TOTAL LONG TERM LIABILITIES		342,103	—

TOTAL LIABILITIES		$25,197,292	$9,559,144

STOCKHOLDERS' EQUITY

Common stock, par value $.001, 100,000,000 shares authorized, 49,951,223 shares issued and outstanding as of December 31, 2014 and 2013, respectively	$49,951	$49,951
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B. Series A: par value $.001; 2,000,000 shares authorized, 13,150 shares issued and outstanding as of December 31, 2014 and 2013, respectively	13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized, 12,100,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively	12,100	12,100
Additional paid in capital	3,789,864	3,789,864
Statutory reserve	170,950	170,950
Accumulated deficits	(451,073)	(2,003,096)
Accumulated other comprehensive income	459,105	474,419
TOTAL STOCKHOLDERS’ EQUITY	4,030,910	2,494,201

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,228,202	$12,053,344

See Accompanying Notes to Financial Statements and Accountant’s Report

(20)

China Fruits Corporation

Audited Consolidated Statements of Income and Comprehensive Income

For the years ended December 31, 2014 and 2013

(Stated in US Dollars)

	Note		12/31/2014	12/31/2013

Sales	2	(d)	$32,635,446	$9,369,901
Cost of goods sold			(26,845,474)	(7,286,184)
GROSS PROFIT			5,789,972	2,083,717

OPERATING EXPENSES:
Selling expenses			2,495,267	1,262,369
General and administrative expenses			1,380,048	852,056
TOTAL OPERATING EXPENSES			3,875,315	2,114,426

INCOME (LOSS) FROM CONTINUING OPERATIONS			1,914,657	(30,708)

OTHER INCOME (EXPENSE):
Other income			42,742	18,780
Other expense			(516)	—
Interest income			190	120
Interest expense			(240,102)	(131,316)
Government grants			278,780	409,160
TOTAL OTHER INCOME (LOSS) & EXPENSE			81,094	296,744

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES			1,995,751	266,036

Income tax expense	2	(k)	(443,728)	(99,414)
NET INCOME (LOSS)			$1,552,023	$166,622

Other compressive income
-Foreign currency translation gain (Loss)	2	(m)	(15,314)	84,886

COMPREHENSIVE INCOME (LOSS)			1,536,709	251,508
Income/(Loss) per common share:
Basic			$0.03	**
Fully diluted			$0.03	**

Weighted average number of common shares outstanding
Basic			49,951,223	49,951,223
Fully diluted			55,878,400	51,266,223

** Less than $0.01

See Accompanying Notes to Financial Statements and Accountant’s Report

(21)

China Fruits Corporation

Audited Consolidated Statements of Stockholders’ Equity

As of December 31, 2014 and 2013

(Stated in US Dollars)

	Common Stock (Shares)	Series "A" Preferred (Shares)	Series "B" Preferred (Shares)	Common Stock (Amount)	Series "A" Preferred (Amount)	Series "B" Preferred (Amount)	Additional Paid in Capital	Statutory Reserve	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at January 1, 2013	49,951,223	13,150	12,100,000	$49,951	$13	$12,100	$3,789,864	$129,636	$389,533	$(2,128,404)	$2,242,693
Net income	—	—	—	—	—	—	—	—	—	166,622	166,622
Appropriations to statutory reserves	—	—	—	—	—	—	—	41,314	—	(41,314)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	84,886	—	84,886
Balance at December 31, 2013	49,951,223	13,150	12,100,000	$49,951	$13	$12,100	$3,789,864	$170,950	$474,419	$(2,003,096)	$2,494,201

Balance at January 1, 2014	49,951,223	13,150	12,100,000	$49,951	$13	$12,100	$3,789,864	$170,950	$474,419	$(2,003,096)	$2,494,201
Net income										1,552,023	1,552,023
Foreign currency translation adjustment									(15,314)		(15,314)
Balance at December 31, 2014	49,951,223	13,150	12,100,000	$49,951	$13	$12,100	$3,789,864	$170,950	$459,105	$(451,073)	$4,030,910

See Accompanying Notes to Financial Statements and Accountant’s Report

(22)

China Fruits Corporation

Audited Consolidated Statements of Cash Flows

For the years ended December 31, 2014 and 2013

(Stated in US Dollars)

	For the year ended
	12/31/2014	12/31/2013
Cash Flows from Operating Activities
Net Income/(loss)	$1,552,023	$166,622
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	170,169	320,782
Bad debt expense	153,585	—
(Increase)/decrease in operating assets:
Accounts receivable	(10,520,147)	(3,589,453)
Inventories	(523,240)	(1,455,726)
Prepaid expenses and other current assets	(3,922,595)	(814,225)
Related party receivable	(1,114,279)	—
Increase/(decrease) in operating activities:
Accounts payable	9,642,792	4,151,415
Other payables and accrued liabilities	1,091,113	479,903
Tax payable	514,633	233,702
Customer deposit	345,389	(92,177)
Net cash (used in) provided by operating activities	$(2,610,557)	$(599,157)

Cash Flows from Investing Activities
(Increase)/decrease in Construction in Progress	$(355,652)	$(1,146)
Purchase of property and equipment	(160,473)	(380,291)
Increase in Intangible Assets	—	(14,758)
Investment	(162,906)	—
Net cash provided (used in) by investing activities	$(679,031)	$(396,195)

Cash Flows from Financing Activities
Proceeds from short-term loans	$5,937,933	$—
Repayments of short-term loans	(3,091,961)	—
Advance from (to) related party	5,911,868	511,599
Repayment of advance from (to) related party	(5,183,677)	—
Proceeds from notes payable	—	1,963,864
Repayments of notes payable	—	(1,571,422)
Proceeds from notes payable – related party	—	—
Due to stockholders	139,305	—
Proceeds from long-term loan	342,103	—
Net cash provided by (used in) Financing Activities	$4,055,571	$904,041

Foreign currency translation adjustment	(4,844)	84,886

Net increase/(decrease) in cash & cash equivalents for the periods	761,139	(6,425)

Cash & cash equivalents:
Beginning of period	$40,217	$46,642
End of period	$801,356	$40,217

Supplementary disclosures of cash flows information:
Interest received	$1,025	$—
Interest paid	$178,387	$124,937
Income taxes paid	$—	$6,873

See Accompanying Notes to Financial Statements and Accountant’s Report

(23)

China Fruits Corporation

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

(24)

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the quarter ended December 31, 2014.

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

The Company evaluated the recoverability of its property, plant, equipment, and other long-lived assets in accordance with FASB ASC 360, “Property, Plant and Equipment”, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments of these types of assets were recognized for the years ended December 31, 2014 and 2013.

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

The Company’s subsidiaries maintain their books and records in local currency, the Renminbi Yuan (“RMB”), which is functional currency as being the primary currency of the economic environment in which their operations are conducted.  In general, for consolidation purposes, the Company translates the subsidiaries’ assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of operations is translated at average exchange rates during the reporting period.  Adjustments resulting from the translation of the subsidiary’s financial statements are recorded as accumulated other comprehensive income/expenses.

(n)	Retirement plan costs

Contributions to retirement schemes (which are defined contribution plans) are charged to general and administrative expenses in the consolidated statements of income and comprehensive income as and when the related employee service is provided.

(o)	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. Material related party transactions have been identified in Note 8 and 14 in the financial statements.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, the Company has neither fair value adjustments for assets and liabilities measured at fair value at December 31, 2014 and 2013 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the years ended December 31, 2014 and 2013, respectively.

(q)	Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

(r)	Recent Accounting Pronouncements

In August 2014, The FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures.

The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management does not expect the adoption of this standard will have a significant effect on the Company’s consolidated financial position or results of operations.

(25)

3.	ACCOUNTS RECEIVABLE, NET

The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. The Company did not experience significant losses from uncollectible accounts in the past; accordingly, the management decided to accrue one percent of the accounts receivable outstanding within one year and a hundred percent of the accounts receivable outstanding for longer than one year as bad debt allowance as of December 31, 2014 and 2013, respectively.

	12/31/2014	12/31/2013
Accounts receivable	$14,637,081	$4,116,934
Less: Allowance for bad debt	(194,754)	(41,169)
Accounts receivable, net	$14,442,327	$4,075,765

The bad debt expenses for the years ended December 31, 2014 and 2013 are 153,585 and 11,048, respectively.

4.	OTHER RECEIVABLES

The Company advances money to several third parties during business operation. These receivables bear no interest and are due on demand except otherwise noted. As of December 31, 2014 and 2013, the Company had other receivables of $248,898 and $141,363, respectively.

5.	ADVANCE TO SUPPLIERS

As of December 31, 2014 and 2013, the Company had made advance to suppliers of $5,894,668 and $2,162,844, respectively, for the purchases of inventories.

	12/31/2014	12/31/2013
Deposit for purchases of tangerines	$4,232,289	$2,152,312
Deposit for purchases of other fruits	1,496,924	-
Others	165,455	10,532
	$5,894,668	$2,162,844

6.	INVENTORIES

Inventories as of December 31, 2014 and 2013 consisted of the following:

	12/31/2014	12/31/2013
Purchases	$37,032	$77,059
Raw materials	1,779,358	1,461,932
Packing materials	273,406	27,454
Other supplies	-	111
	$2,089,796	$1,566,556

The Company performs physical inventory count on a regular basis and instead of recording an allowance for spoilage, the spoilage will be written-off directly to the income statement when it occurs. The spoilage rate is approximately 2% of average inventory.

(26)

7.	PREPAID EXPENSES

As of December 31, 2014 and 2013, the Company had prepayments of $89,558 and $67,862, respectively, which consisted of the following:

	12/31/2014	12/31/2013
Prepaid Rent	$85,192	$60,007
Other	4,366	7,855
	$89,558	$67,862

8.	RELATED PARTY RECEIVABLES

As of December 31, 2014 and 2013, the Company had related party receivables of $1,114,279 and $0, respectively.

	12/31/2014	12/31/2013
Chen, Quanlong	$1,114,279	$—

Cash advances was provided to the Mr. Chen, Quanlong for procurement of inventory, which is a normal business activity. The receivable amount will be settled when inventory is received.

9.	INVESTMENT COMMITMENT

On February 28, 2014, China Fruits Corp, through its wholly owned subsidiary, Taina International Fruits (Beijing) Co., Ltd, entered into an acquisition agreement with Baojia Guoye Co. Ltd. for the acquisition of three retail stores in Hangzhou, Zhejiang Province, China. The total consideration of the transaction amounted to $162,906 (RMB 1,000,000). The Company has already fully paid Baojia Guoye Co. Ltd as of December 31, 2014.

As of the date of the report, the transaction is still not yet completed because the transfer of business registrations and related licenses has not been completed. Thus, the accounts for these three retail stores are not consolidated.

10.	PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2014 and 2013 consisted of the following:

12/31/2014	At Cost	Accumulated Depreciation	Net
Buildings	$3,625,642	$(748,967)	$2,876,675
Leasehold Improvement	95,418	(11,927)	83,491
Machinery & equipment	245,217	(64,256)	180,961
Motor vehicles	145,893	(90,274)	55,619
Office equipment	308,750	(163,481)	145,269
Others	38,269	(14,199)	24,070
	$4,459,189	$(1,093,103)	$3,366,085

12/31/2013	At Cost	Accumulated Depreciation	Net
Buildings	$3,643,458	$(703,963)	$2,939,495
Machinery & equipment	211,471	(42,617)	168,854
Motor vehicles	146,564	(69,740)	76,824
Office equipment	278,678	(123,509)	155,169
Others	38,314	(8,508)	29,806
Total	$4,318,485	$(948,337)	$3,370,148

The depreciation expense for the years ended December 31, 2014 and 2013 are 170,169 and 198,358, respectively.

(27)

11.	INTANGIBLE ASSETS, NET

Intangible assets, net as of December 31, 2014 and 2013 consisted of the following:

	12/31/2014	12/31/2013
Land use right	$478,528	$480,729
Computer Software	6,940	6,972
Less: accumulated amortization	(177,854)	(156,004)
	$307,614	$331,697

12.	SHORT TERM LOANS

As of December 31, 2014 and 2013, the Company had short-term loan of $4,936,059 and $2,479,379, respectively, from various local banks and local government. The detailed terms were set forth as follows:

	Remark	12/31/2014	12/31/2013
Bank of China, 7.0% annual interest, due on July 20, 2014	A	$-	$981,932
Bank of China, 7.0% annual interest, due on December 20, 2014	A	-	981,932
Local Government, zero interest, due on no later than November 30, 2013 (Applying for waiver)		513,155	515,515
Bank of China, 7.2% annual interest, due on March 18, 2015		187,342	-
Jiangxi Nanfeng Rural Cooperative Bank, 8.0% annual interest, due on January 4, 2015		1,954,875	-
Industrial and Commercial Bank of China, 7.28% annual interest, due on December 10, 2015	B	1,954,875	-
China Merchant Bank, 12.0% annual interest, due on April 15, 2015		325,812	-
		$4,936,059	$2,479,379

Remark:

A: Secured by collaterals of land and real estates located in Nanfeng, Jiangxi Provicne, China.

B: Secured by personal gurantees of company’s management

Jiangxi Taina Nanfeng Orange Co., Ltd. has also borrowed loans from local government with the following provisions:

	12/31/2014	12/31/2013
Local Government, zero interest, due on no later than November 30, 2012	$73,307	$73,645
Local Government, zero interest, due on no later than November 30, 2013	73,308	73,645
Local Government, zero interest, due on no later than November 30, 2012	183,270	184,112
Local Government, zero interest, due on no later than November 30, 2013	183,270	184,113
	$513,155	$515,515

All balances were due on or before November 30, 2013. The Company has applied for a waiver from the local government and the application is still in process. Accordingly, no repayment has been made as of December 31, 2014 since the government did not demand repayment of such loans.

13.	CUSTOMER DEPOSIT

As of December 31, 2014 and 2013, the Company had customer deposits of $838,553 and $493,164, respectively, representing payments received for orders not yet shipped or payments from customers for prepaid membership cards.

14.	DUE TO RELATED PARTIES

As of December 31, 2014 and 2013, the Company had loan payable to related party of $1,941,527 and $1,074,031, respectively. These loans are due within one year.

	12/31/2014	12/31/2013
Due to shareholders	$575,079	$435,774
Due to Related parties:	1,366,448	638,257
Total	$1,941,527	$1,074,031

The shareholders paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of their own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of December 31, 2014 and 2013 was $575,079 and $435,774, respectively.

On March 31, 2014, the Company entered into convertible promissory notes with four shareholders (the holders) with the maximum accumulated principal of USD 600,000, in accordance with the terms of the convertible promissory notes with the interest at 6% per annum without collateral.

On November 13, 2014, the Company entered into an additional convertible promissory note with one of the four shareholders with the maximum accumulated principal of USD 100,000, in accordance with the terms of the convertible promissory notes with the interest at 6% per annum without collateral.

The breakdown of the four convertible promissory notes as of December 31, 2014 were set forth as follows:

	Outstanding balance as of 12/31/2014	Maximum accumulated principal set forth in convertible promissory note
Shareholder A	$143,200	$150,000
Shareholder B	233,978	250,000
Shareholder C	69,166	100,000
Shareholder D	128,735	200,000
	$575,079	$700,000

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

Governing law of the notes shall be the laws of State of Nevada.

15.	LONG TERM DEBT

Current portions of long-term debt consisted of the following as of December 31, 2014 and 2013:

	12/31/2014	12/31/2013
China Merchant Bank, 7.38% annual interest, due on 3/2/2015	$94,485	$—
China Merchant Bank, 7.38% annual interest, due on 6/2/2015	94,485	—
China Merchant Bank, 7.38% annual interest, due on 9/2/2015	94,486	—
China Merchant Bank, 7.38% annual interest, due on 12/2/2015	94,486	—
	$377,942	$—

Non-current portions of long-term debt consisted of the following as of December 31, 2014 and 2013:

	12/31/2014	12/31/2013
China Merchant Bank, 7.38% annual interest, due on 3/2/2016	$94,486	$—
China Merchant Bank, 7.38% annual interest, due on 6/2/2016	94,486	—
China Merchant Bank, 7.38% annual interest, due on 9/2/2016	153,131	—
	$342,103	$—

On September 3, 2014, Taina International Fruits (Beijing) Co., Ltd entered into a loan agreement with CITIC Trust Limited in the amount of $814,531 (RMB 5,000,000) with a 7.38% annual interest rate and due date on September 2, 2016. The principal is to be repaid on a quarterly basis. The quarterly repayment is set at $94,486 (RMB 580,000), and any remaining balance will be paid off at its due date on 9/2/2016. On September 4, 2014, CITIC Trust Limited transferred its interest in the ownership of the loan to China Merchant Bank. Any repayment made to the loan will subsequently be paid to China Merchant Bank directly.

This loan is secured by Beijing Agricultral Financing Gurantee Co. Limited. In connection with this gurantee, the Company used its land and real estates located in Nanfeng, Jiangxi Province, China as collaterials.

16.	GOVERNMENT GRANTS

For the years ended December 31, 2014 and 2013, the Company received grants and rewards from local government in amount of $278,780 and $409,160, respectively. The governmental grants were to encourage the Company’s efforts on modern agricultural development. These grants were interest-free and bear no repayment requirements.

17.	NET INCOME/(LOSS) PER SHARE

Basic net income/(loss) per share is computed using the weighted average number of the ordinary shares outstanding during the periods.

The following table sets forth the computation of basic net income/(loss) per share for the years ended December 31, 2014 and 2013, respectively:

	For the year ended
	12/31/2014	12/31/2013
Net Income/(Loss)	$ 1,552,023	$ 166,622
Net Income/(Loss) Per Share – Basic	0.03	**
Net Income/(Loss) Per Share – Fully diluted	0.03	**
Weighted Average Number of Shares Outstanding – Basic	49,951,223	49,951,223
Weighted Average Number of Shares Outstanding – Fully Diluted	55,878,400	51,266,223

** Less than $0.01

18.	CONCENTRATION AND RISKS

(a) For the years ended December 31, 2014 and 2013, 100% of the Company’s assets were located in the PRC. Approximately 32% of the Company’s revenues were derived from customers located in the PRC for the year ended December 31, 2014 and approximately 11% of the Company’s revenues were derived from customers located in the PRC for the year ended December 31, 2013.

For the year ended December 31, 2014, major customers with their revenues are presented as follows:

Customers	Revenue	%	Accounts Receivable
Customer A	$7,586,011	23%	$1,519,087
Customer B	$4,452,674	14%	$3,688,563
Customer C	$3,936,631	12%	$2,885,837
Revenue as of December 31, 2014	$15,975,316

For the year ended December 31, 2013, major customers with their revenues are presented as follows:

Customers	Revenue	%	Accounts Receivable
Customer A	$1,615,489	17%	$970,576
Customer B	$1,218,894	13%	$732,304
Customer C	$579,939	6%	$348,424
Revenue as of December 31, 2013	$9,369,901

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

19.	COMMITMENT AND CONTINGENCIES

The Company rented plant, office, and retailing spaces under a non-cancelable operating lease agreement. On March 3, 2012, the Company entered into a five-year lease agreement for an additional warehouse and logistic space to store, pack and deliver fresh fruits. The lease term is from March 10, 2012 through March 9, 2017, and the total rental payment is approximately $733,078. Accordingly, the remaining two years minimum rental payments for that warehouse required as of December 31, 2014 are as follows:

Year ended December 31	Lease payment
2015	$162,906
2016	179,197
$342,103

On July 25, 2014, the Company entered into a three-year lease agreement for an additional office space. The lease term is from August 18, 2014 through August 17, 2017, and the total rental payment is approximately $2,385,552. Accordingly, the remaining three years minimum rental payments for this office required as of December 31, 2014 are as follows:

Year ended December 31	Lease payment
2015	$379,688
2016	406,603
2017	282,925
$1,069,216

For the years ended December 31, 2014 and 2013, total rental expense for China Fruits Corporation was $389,692 and $340,979, respectively.

20.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of December 31, 2014, the Company had accumulated deficits of $451,073 due to the substantial losses in operation in prior years and default of its notes payable. Management has taken certain action and continues to implement changes designed to improve the Company's financial results and operating cash flows. The actions involve certain cost-saving initiatives and growing strategies, including (a) reductions in headcount and corporate overhead expenses; and (b) obtainment of new capital from investors and (c) obtainment of new short-term bank loans to finance their working capital, and long-term loans to fund our capital expenditure projects. Management believes that these actions will enable the Company to improve future profitability and cash flow in its continuing operations through December 31, 2015. As a result, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company's ability to continue as a going concern.

21.	SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2014 to the date these financial statements were issued and the Company has identified the following material subsequent event to disclose in these financial statements:

a)	On January 7, 2015, the Company (“Maker”) entered into a debt purchase agreement with certain holders of the convertible promissory notes (“Assignors”). In executing the agreement, the assignors sold 50% of the rights of the convertible promissory notes in the amount of $250,000, or $125,000, to two assignees (hereinafter referred as “assignee A” and “assignee B”) for a cash consideration of $75,000. Both assignees converted the notes into common stocks and the transactions are summarized in the following table:

Assignee A:
Date of conversion	Principal of note converted	Accrued interest of note converted	Conversion price	Common stock issued
1/27/2015	$31,250	—	$0.146	214,041
2/27/2015	$31,250	$222	$0.1299	242,279

Assignee B:
Date of conversion	Principal of note converted	Accrued interest of note converted	Conversion price	Common stock issued
1/12/2015	$31,250	—	$0.146	214,041
2/27/2015	$31,250	$154	$0.1299	241,755

b)	On January 12, 2015, one of the holders of the convertible promissory note converted the notes into common stock and the transaction is summarized in the following table:

Shareholder B:
Date of conversion		Principal of note converted	Accrued interest of note converted	Conversion price	Common stock issued
1	/12/2015	$233,978	$11,192	$0.18	1,362,055

c)	On March 27, 2015, the majority of the holders of outstanding shares of the Company consented to the following action:

A combination of the shares of common stock of the Company, or reverse stock split, such that each twenty-five (25) shares of common stock into one (1) share of common stock. The action was approved by the Board of Directors on the same day.

The action has been filed with the SEC and is disclosed in the Schedule 14C Information Statement on March 27, 2015.

(28)

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of December 31, 2014, and, based on their evaluation, as of the end of such period, the our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

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

(29)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors hold office for one year after election and until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board. We have not entered into any employment agreements with our executive officers.

Name	Age	Position	Date to Start
Chen, Quan Long	55	President, Chief Executive Officer and Chairman	June 1, 2006
Li, Ze	32	Chief Financial Officer	September 1, 2011

Chen, Quan Long - President, Chief Executive Officer and Chairman

Mr. Chen, Quan Long, aged 55, obtained a Master of Business Administration degree at Beijing University. His prior work experience is primarily in corporate. He was chairman of Fei Huan Group, a corporation organized and existing under the laws of the Peoples' Republic of China ("Fei Huan Group"), from October 1988 to December 2001. Since January 2002, he was Chairman of Fei Huan Wine, Inc., an affiliate of Fei Huan Group. Mr. Chen’s duties with Fei Huan Group included management of their beverage processing and distribution. Mr. Chen is a member of the Chinese Entrepreneurial Association.

Li, Ze - Chief Financial Officer

Mr. Li, Ze, aged 32, received his bachelor degree in business administration from Northern Industrial University, major in Accounting. From July 2006 through March 2009, Mr. Li worked as accountant in Beijing Agricultural, Industrial & Commercial Trading Company. Prior to the appointment as our Chief Financial Officer, Mr. Li has worked as senior accountant, assistant manager, and manager of Accounting Department in Tai Na International Fruits (Beijing) Co. Ltd. since June 2009. Mr. Li has systematic knowledge about accounting and finance. He is experienced in accounting regulations, rules and policies, sophisticated in taxation, corporate finance and internal control system.

Family Relationships.

None.

Legal Proceedings.

No officer, director, or persons nominated for such positions and no promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Audit Committee

We do not have a separately designated standing audit committee. Pursuant to Section 3(a)(58)(B) of the Exchange Act, the entire Board of Directors acts as an audit committee for the purpose of overseeing the accounting and financial reporting processes, and audits of our financial statements. The Commission recently adopted new regulations relating to audit committee composition and functions, including disclosure requirements relating to the presence of an "audit committee financial expert" serving on its audit committee. In connection with these new requirements, our Board of Directors examined the Commission's definition of "audit committee financial expert" and concluded that we do not currently have a person that qualifies as such an expert. We have had minimal operations for the past two (2) years. Presently, there is one (1) director serving on our Board, and we are not in a position at this time to attract, retain and compensate additional directors in order to acquire a director who qualifies as an "audit committee financial expert", but we intend to retain an additional director who will qualify as such an expert, as soon as reasonably practicable. While our current director does not meet the qualifications of an "audit committee financial expert", our director does, by virtue of his past employment experience, have considerable knowledge of financial statements, finance, and accounting, and has significant employment experience involving financial oversight responsibilities. Accordingly, we believe that our current director capably fulfills the duties and responsibilities of an audit committee in the absence of such an expert.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2014. [We believe that all of these filing requirements were satisfied by our executive officers, sole director and by the beneficial owners of more than 10% of our common stock.] In making this statement, have have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

(30)

 ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the annual and long-term compensation for services in all capacities to us for the prior fiscal years ended December 31, 2014, 2013, and 2012, of those persons who were either the chief executive officer during the last completed fiscal year or any other compensated executive officers as of the end of the last completed fiscal year, and whose compensation exceeded $100,000 for those fiscal periods.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Chen, Quan Long President, CEO & Chairman	2014	$13,678		0	0	0	0	0	$13,678
	2013	$13,570	0	0	0	0	0	0	$13,570
	2012	$8,559	0	0	0	0	0	0	$8,559

Li, Ze Chief Financial Officer	2014	$7,816	0	0	0	0	0	0	$7,816
	2013	$7,754	0	0	0	0	0	0	$7,754
	2012	$7,608	0	0	0	0	0	0	$7,608

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

(31)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

As of April 15, 2015, we had 3,624 stockholders of record and 52,225,394 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding. The following table sets forth as of April 15, 2015, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Director, nominee and executive officer; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 52,225,394 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding as of April 15, 2015.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF APRIL 15, 2015

Title of Class	Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)

Series A Preferred Stock, $.001 par value	Chen, Quan Long Room 503, Building 53, QianXi District, DaDao Road, NanFeng County, JiangXi, P.R.China 344500	13,150	100%
Series A Preferred Stock, $.001 par value	All directors and executive officers as a group (one person)	13,150	100%

Series B Preferred Stock, $.001 par value	Chen, Quan Long Room 503, Building 53, QianXi District, DaDao Road, NanFeng County, JiangXi, P.R.China 344500	12,100,000	100%
Series B Preferred Stock, $.001 par value	All directors and executive officers as a group (one person)	12,100,000	100%

Common Stock, $.001 par value	Huang, Chun Feng 1 Chen Qiang Rd, Qin Cheng Town NanFeng County, JiangXi P.R.China	2,606,021	5.00%
Common Stock, $.001 par value	Tan, Mei 3 Lv You Gang, Qin Cheng Town NanFeng County, JiangXi P.R.China	2,945,815	5.64%
Common Stock, $.001 par value	Chen, Quan Long 1 ChengQiang Road, QinCheng Town, NanFeng County, JiangXi, P.R.China 344500	3,880,015	7.43%

Common Stock $.001 par value	All directors and executive officers as a group (one person)	3,880,015	7.43%

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

Changes in Control

None.

(32)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 12, 2015, the Board of Directors of the Company approved to issue 1,362,055 shares of the Company’s common stock to settle out a note payable currently due Mr. Quanlong Chen, President and Chief Executive Officer of the Company, in amount of $245,170, consisting of $233,978 in principal and $11,192 in accrued interests as of January 12, 2015.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Billed For Audit and Non-Audit Services

The following table represents the aggregate fees billed for professional audit services rendered to the independent auditor, WWC, P.C. (“WWC”), for our audit of the annual financial statements for the years ended December 31, 2014 and 2013. Audit fees and other fees of auditors are listed as follows:

Year Ended December 31	2014(2)	2013(3)

Audit Fees (1)	$ 61,500	$ 42,000
Audit-Related Fees (4)	--	--
Tax Fees (5)	--	--
All Other Fees (6)	--	--
Total Accounting Fees and Services	$ 61,500	$ 42,000

(1)	Audit Fees. These are fees for professional services for the audit of our annual financial statements, and for the review of the financial statements included in our filings on Form 10-Q, and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)	The amounts shown in 2014 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 20134, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2014.

(3)	The amounts shown in 2013 relate to (i) the audit of our annual financial statements for the fiscal year ended December 31, 2013, and (ii) the review of the financial statements included in our filings on Form 10-Q for the quarters of 2013.

(4)	Audit-Related Fees. These are fees for the assurance and related services reasonably related to the performance of the audit or the review of our financial statements.

(5)	Tax Fees. These are fees for professional services with respect to tax compliance, tax advice, and tax planning.

(6)	All Other Fees. These are fees for permissible work that does not fall within any of the other fee categories, i.e., Audit Fees, Audit-Related Fees, or Tax Fees.

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

    (a) On December 31, 2014, our Chief Executive Officer and Chief Financial Officer made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

    (b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

(33)

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following financial statements of China Fruits Corp. are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheet at December 31, 2014

Statements of Operations - for the years ended December 31, 2014 and 2013

Statements of Cash Flows - for the years ended December 31, 2014 and 2013

Statements of Stockholders’ Equity - for the years ended December 31, 2014 and 2013

Notes to Financial Statements

2. Exhibits

14.1 Code of Ethics *

31.1. Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer

31.2. Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer

32.1. Section 1350 Certifications of Chief Executive Officer

32.2. Section 1350 Certifications of Chief Financial Officer

101.INS	XBRL Instance Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.LAE	XBRL Taxonomy Extension Label Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.SCH	XBRL Taxonomy Extension Schema **

* Filed previously.

(b)	Reports on Form 8-K

1.	On September 17, 2014, the Company filed a current report on Form 8-K to announce the relocation of the Company’s corporate headquarters to the new address in Beijing.

(34)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

China Fruits Corporation

Date: April 14, 2015	/s/ Chen, Quan Long
Chen, Quan Long
President