Form 10-K/A
period 2014-12-31
China Fruits Corp
filed 2015-05-20
CIK 1029802

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K /A

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

Yes [ ] No [ x ]

The Registrant’s revenues for its fiscal year ended December 31, 2014 were $ 61,179,605 .

The aggregate market value of the voting stock on April 13, 2015 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $3,480,867 based upon the most recent sales price ($1.80) for such Common Stock. On April 13, 2015, there were 2,089,016 shares of our Common Stock issued and outstanding, of which approximately 1,933,816 shares were held by non-affiliates.

Number of shares of common stock, par value $.001, outstanding as of April 15, 2015: 2,089,016

Number of shares of preferred stock outstanding as of April 15, 2015:

Series A, par value $.001 - 13,150

Series B, par value $.001 - 12,100,000

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment to Annual Report on Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  The Form 10-K was originally filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2015.

On May 15, 2015, our management concluded that the audited consolidated financial statements for the fiscal year ended December 31, 2014 could no longer be relied upon due to errors identified in revenues cutoff date during the year ended December 31, 2014. As a result, certain revenues, costs, and the related assets and liabilities should be reallocated between the periods ended December 31, 2014 and March 31, 2015 even though the total revenues and costs of sales remain unchanged. Specifically, the revenues in 2014 were understated by $28,544,159 and cost of sales in 2014 were understated by $26,290,985. On May 20, 2015, we filed a Current Report on Form 8-K disclosing the need to restate our financials and the reasons for the restatement.

In addition, this Amendment No. 1 is being filed to incorporate certain changes to our financial statements and corresponding amendments to the Item entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-K /A under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-K /A . We base our forward-looking statements on information currently available to us, and we assume no obligation to update them. Statements contained in this Form 10-K /A that are not historical facts are forward-looking statements that are subject to the "safe harbor" created by the Private Securities Litigation Reform Act of 1995.

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

Our revenue from fresh fruits export was a key component of our revenues, which was approximately $50 million, or 82% of total revenues in 2014. In order to simplify the procedures of import and export, our Board of Directors authorized and approved to setup a new subsidiary called US-China Fruits Company Limited (“US-China Fruits”) under the laws of British Virgin Islands in June of 2014, of which we have 99.99% ownership. The articles of incorporation of US-China Fruits was filed on June 16, 2014. The switch from current exporting system to new system involving US-China Fruits was not completed; thus, there were no activities in US-China Fruits as of December 31, 2014. We believe the new subsidiary will facilitate the export process and increase the efficiency when we develop oversea markets.

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

Seeking for Opportunities to Develop International Markets

Our signature tangerines, known as "Nanfeng tangerine", was selected solely for Chinese royals in the past and became very popular in the market during recent decades for their high quality, attributable to the particular natural resources in Nan Feng County. Currently, we primarily market in China and hold a leading position in the Chinese market. However, this position has been challenged since China’s participation in WTO in 2001. We believe the open-market policies will lower the barriers to entry, in both Chinese markets and global markets. WTO membership brought with it the opportunity to take advantage of new market access opportunities and new protections now available to China under the rules-based system of the WTO. In order to develop our international markets, we have set up a department in charge of oversea markets since 2010, which included 15 full-time employees as of December 31, 2014. Our target markets include Europe, Middle-east, and Southeast Asia. In 2014, our revenues generated from international markets were approximately $50 million, or 82% of total revenues.. We believe there is great growth potential in international markets and we will keep looking for the opportunities oversea.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On January 12, 2015, the Board of Directors of the Company approved to issue 54,482 shares of the Company’s common stock to settle out a note payable currently due Mr. Quanlong Chen, President and Chief Executive Officer of the Company, in amount of $245,170, consisting of $233,978 in principal and $11,192 in accrued interests as of January 12, 2015.

On January 12, 2015, the Board of Directors of the Company approved to issue 17,124 shares of the Company’s common stock to partially settle a note payable currently due to 2 non-related parties, in principal amount of $62,500.

On February 27, 2015, the Board of Directors of the Company approved to issue 19,361 shares of the Company’s common stock to partially settle a note payable currently due to 2 non-related parties, in principal amount of $62,500 and accrued interest of $376.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Revenues

Gross revenues were $61,179,605 and $9,369,901 for the years ended December 31, 2014 and 2013, respectively. We generate our revenues from sales of fresh fruits and related products, including our signature tangerine. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to warranty. We did not record any product returns during the year ended December 31, 2014.

The increase in revenues by $51,809,704 , or approximately 553%, , during the year ended December 31, 2014 was due primarily to the increase in numbers of our franchised retail stores. By the end of 2014, we had 64 franchised retail stores, increasing by approximately 814% compared to 7 stores in 2013. Our revenues generated from retail stores were approximately $8.5 million in 2014. Fresh fruits export was another key component of our revenues, which was approximately $50 million, or 82% of total revenues in 2014. Since our e-commerce is still at the development stage, revenues from which was approximately $0.4 million in 2014.

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

Income / Loss

We had net income of $2,877,020 and $166,622 for the years ended December 31, 2014 and 2013, respectively. The increase in net income by $2,710,398 , or approximately 1,627%, , during the year ended December 31, 2014 was due primarily to the increase in sales revenues, resulting in gross profit of $8,043,146 and operating income of $3,823,412 . The net income during the year of 2013 was due to the grants received from the local government in amount of $409,160, which was to encourage our efforts on modern agricultural development. Without the government grant, we suffered loss of $143,124 from operations.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the years ended December 31, 2014 and 2013 were $4,219,734 and $2,114,426, respectively. The increase in operating expenses in 2014 was attributable to the increase in selling and marketing expenses, such as advertising, shipping and handling, and exhibition expenses, etc.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. During the year ended December 31, 2014, we had $53,136,459 in cost of goods sold, or 86.9% of sales revenue. During the year ended December 31, 2013, we had $7,286,184 in cost of goods sold, or 77.8% of sales revenue. The gross margin of fresh fruits products typically ranges between 5-10%.We expect to reduce the cost of goods sold through alliance with more non-related suppliers, which will also help us to reduce the risk of concentration.

(15)

Liquidity and Capital Resources

Cash flows used in operating activities were $2,611,569 and $599,157 for the years ended December 31, 2014 and 2013, respectively. Negative cash flows from operations in 2014 were due primarily to the increase in accounts receivable, inventories, prepaid expenses and related party receivable in the amount of $37,855,694 , $292,617 , $5,703,568 and $1,114,279, respectively, partially offset by the net income of $2,877,020 , plus the increase in accounts payable, other payables and accrued liabilities in amount of $36,344,950 and $1,091,113, respectively. Negative cash flows from operations in 2013 were due primarily to the increase in accounts receivable by $3,589,453, the increase in inventories by $1,455,726, and the increase in prepaid expenses and other current assets by $814,225, partially offset by the net income of $166,622, plus the increase in accounts payable, other payables and accrued liabilities in amount of $4,151,415 and $479,903, respectively.

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

Our results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in our statement of shareholders’ equity. We recorded net foreign currency loss of $14,300 in fiscal 2014. We have not used any forward contracts, currency options or borrowings to hedge our exposure to foreign currency exchange risk. We cannot predict the impact of future exchange rate fluctuations on our results of operations and may incur net foreign currency losses in the future.

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

(18)

To: The Board of Directors and Stockholders of

China Fruits Corp.

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of China Fruits Corporation as of December 31, 2014 and 2013, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014 and 2013 . China Fruits Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Fruits Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 and 2013 , in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 21, the 2014 consolidated financial statements have been restated .

San Mateo, California	WWC, P.C.
May 20, 2015 (Restated )
March 31, 2015	Certified Public Accountants

(19)

China Fruits Corporation

Audited Consolidated Balance Sheets

As of December 31, 2014 and 2013

(Stated in US Dollars)

ASSETS		12/31/2014	12/31/2013
Current Assets	Notes
Cash & cash equivalents		$801,356	$40,217
Accounts receivable, Net	3	41,433,191	4,075,765
Other receivable, Net	4	585,520	141,363
Advance to suppliers	5	5,857,017	2,162,844
Inventories	6	1,859,173	1,566,556
Prepaid expense	7	89,558	67,862
Refundable tax		1,779,485	266,719
Related party receivable	8	1,114,279	—
TOTAL CURRENT ASSETS		53,519,579	8,321,326

Noncurrent Assets
Investment	9	162,906	—
Property, plant & equipment, net	10	3,366,085	3,370,148
Construction in progress		356,793	1,146
Intangible assets, net	11	307,614	331,697
Other long-term asset and deposits		55,326	24,548
Long-term amortization		1,115	4,479
TOTAL NON-CURRENT ASSETS		4,249,839	3,732,018

TOTAL ASSETS		$57,769,418	$12,053,344

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses		$40,583,792	$4,238,843
Short-term loans	12	4,936,059	2,479,379
Customer deposit	13	767,396	493,164
Taxes payable		1,360,123	261,286
Other payables		841,156	657,952
Due to related parties	14	1,941,527	1,074,031
Accrued liabilities and payroll tax liabilities		1,262,399	354,488
Long-term bank loan, current portion	15	377,942	—
TOTAL CURRENT LIABILITIES		52,070,394	9,559,143

LONG TERM LIABILITIES
Long term bank loan	15	342,103	—
TOTAL LONG TERM LIABILITIES		342,103	—

TOTAL LIABILITIES		$52,412,497	$9,559,143

STOCKHOLDERS' EQUITY

Common stock, par value $.001, 100,000,000 shares authorized, 1,998,049 shares issuedand outstanding as of December 31, 2014 and 2013, respectively		$1,998	$1,998
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B. Seres A: par value $.001; 2,000,000 shares authorized, 13,150 shares issued and outstanding as of December 31, 2014 and 2013, respectively		13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized, 12,100,000 shares issued and outstanding as of December 31, 2014 and 2013, respectively		12,100	12,100
Additional paid in capital		3,837,817	3,837,817
Statutory reserve		170,950	170,950
Retained Earnings/(deficits)		873,924	(2,003,096)
Accumulated other comprehensive income		460,119	474,419
TOTAL STOCKHOLDERS’ EQUITY		5,356,921	2,494,201

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$57,769,418	$12,053,344

See Accompanying Notes to Financial Statements and Accountant’s Report

(20)

China Fruits Corporation

Audited Consolidated Statements of Income and Comprehensive Income

For the years ended December 31, 2014 and 2013

(Stated in US Dollars)

	Note		12/31/2014	12/31/2013

REVENUES:
Sales	2	(d)	$61,179,605	$9,369,901
Cost of goods sold			(53,136,459)	(7,286,184)
GROSS PROFIT			8,043,146	2,083,717

OPERATING EXPENSES:
Selling expenses			2,495,267	1,262,369
General and administrative expenses			1,724,467	852,056
TOTAL OPERATING EXPENSES			4,219,734	2,114,425

INCOME (LOSS) FROM CONTINUING OPERATIONS			3,823,412	(30,708)

OTHER INCOME (EXPENSE):
Other income			42,742	18,780
Other expense			(516)	—
Interest income			190	120
Interest expense			(240,102)	(131,316)
Government grants			278,780	409,160
TOTAL OTHER INCOME (LOSS) & EXPENSE			81,094	296,744

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES			3,904,506	266,036

Income tax expense	2	(k)	(1,027,486)	(99,414)
NET INCOME (LOSS)			$2,877,020	$166,622

Other compressive income
-Foreign currency translation gain (Loss)	2	(m)	(14,300)	84,886

COMPREHENSIVE INCOME (LOSS)			2,862,720	251,508
Income/(Loss) per common share:
Basic			$1.44	0.08
Fully diluted			$1.29	0.08

Weighted average number of common shares outstanding
Basic			1,998,049	1,998,049
Fully diluted			2,235,136	2,050,649

See Accompanying Notes to Financial Statements and Accountant’s Report

(21)

China Fruits Corporation

Audited Consolidated Statements of Stockholders’ Equity

As of December 31, 2014 and 2013

(Stated in US Dollars)

	Common Stock (Shares)	Series "A" Preferred (Shares)	Series "B" Preferred (Shares)	Common Stock (Amount)	Series "A" Preferred (Amount)	Series "B" Preferred (Amount)	Additional Paid in Capital	Statutory Reserve	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ (Deficit)	Total
Balance at January 1, 2013	1,998,049	13,150	12,100,000	$1,998	$13	$12,100	$3,837,817	$129,636	$389,533	$(2,128,404)	$2,242,693
Net income	—	—	—	—	—	—	—	—	—	166,622	166,622
Appropriations to statutory reserves	—	—	—	—	—	—	—	41,314	—	(41,314)	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	84,886	—	84,886
Balance at December 31, 2013	1,998,049	13,150	12,100,000	$1,998	$13	$12,100	$3,837,817	$170,950	$474,419	$(2,003,096)	$2,494,201

Balance at January 1, 2014	1,998,049	13,150	12,100,000	$1,998	$13	$12,100	$3,837,817	$170,950	$474,419	$(2,003,096)	$2,494,201
Net income										2,877,020	2,877,020
Foreign currency translation adjustment									(14,300)		(14,300)
Balance at December 31, 2014	1,998,049	13,150	12,100,000	$1,998	$13	$12,100	$3,837,817	$170,950	$460,119	$873,924	$5,356,921

See Accompanying Notes to Financial Statements and Accountant’s Report

(22)

China Fruits Corporation

Audited Consolidated Statements of Cash Flows

For the years ended December 31, 2014 and 2013

(Stated in US Dollars)

	For the year ended
	12/31/2014	12/31/2013
Cash Flows from Operating Activities
Net Income/(loss)	$2,877,020	$166,622
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	169,981	320,782
Bad debt expense	498,456	—
(Increase)/decrease in operating assets:
Accounts receivable	(37,855,694)	(3,589,453)
Inventories	(292,617)	(1,455,726)
Prepaid expenses and other current assets	(5,703,568)	(814,225)
Related party receivable	(1,114,279)	—
Increase/(decrease) in operating activities:
Accounts payable	36,344,950	4,151,415
Other payables and accrued liabilities	1,091,113	479,903
Tax payable	1,098,837	233,702
Customer deposit	274,232	(92,177)
Net cash (used in) provided by operating activities	$(2,611,569)	$(599,157)

Cash Flows from Investing Activities
(Increase)/decrease in Construction in Progress	$(355,652)	$(1,146)
Purchase of property and equipment	(160,473)	(380,291)
Increase in Intangible Assets	—	(14,758)
Investment	(162,906)	—
Net cash provided (used in) by investing activities	$(679,031)	$(396,195)

Cash Flows from Financing Activities
Proceeds from short-term loans	$5,937,933	$—
Repayments of short-term loans	(3,091,961)	—
Advance from (to) related party	5,911,868	511,599
Repayment of advance from (to) related party	(5,183,677)	—
Proceeds from notes payable	—	1,963,864
Repayments of notes payable	—	(1,571,422)
Due to stockholders	139,305	—
Proceeds from long-term loan	342,103	—
Net cash provided by (used in) Financing Activities	$4,055,571	$904,041

Foreign currency translation adjustment	(3,832)	84,886

Net increase/(decrease) in cash & cash equivalents for the periods	761,139	(6,425)

Cash & cash equivalents:
Beginning of period	$40,217	$46,642
End of period	$801,356	$40,217

Supplementary disclosures of cash flows information:
Interest received	$1,025	$—
Interest paid	$178,387	$124,937
Income taxes paid	$—	$6,873

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

	12/31/2014	12/31/2013
Accounts receivable	$41,972,628	$4,116,934
Less: Allowance for bad debt	(539,437)	(41,169)
Accounts receivable, net	$41,433,191	$4,075,765

The bad debt expenses for the years ended December 31, 2014 and 2013 are 498,267 and 11,048, respectively.

4.	OTHER RECEIVABLES

The Company advances money to several third parties during business operation. These receivables bear no interest and are due on demand except otherwise noted. As of December 31, 2014 and 2013, the Company had other receivables of $585,520 and $141,363, respectively.

5.	ADVANCE TO SUPPLIERS

As of December 31, 2014 and 2013, the Company had made advance to suppliers of $5,857,017 and $2,162,844, respectively, for the purchases of inventories.

	12/31/2014	12/31/2013
Deposit for purchases of tangerines	$4,232,289	$2,152,312
Deposit for purchases of other fruits	1,496,924	-
Others	127,804	10,532
	$5,857,017	$2,162,844

6.	INVENTORIES

Inventories as of December 31, 2014 and 2013 consisted of the following:

	12/31/2014	12/31/2013
Purchases	$996,125	$77,059
Raw materials	589,642	1,461,932
Packing materials	273,406	27,454
Other supplies	-	111
	$1,859,173	$1,566,556

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

10.	PLANT AND EQUIPMENT, NET

Plant and equipment, net as of December 31, 2014 and 2013 consisted of the following:

12/31/2014	At Cost	Accumulated Depreciation	Net
Buildings	$3,625,642	$(748,967)	$2,876,675
Leasehold Improvement	95,418	(11,927)	83,491
Machinery & equipment	245,217	(64,256)	180,961
Motor vehicles	145,893	(90,274)	55,619
Office equipment	308,750	(163,481)	145,269
Others	38,269	(14,199)	24,070
	$4,459,189	$(1,093,104)	$3,366,085

12/31/2013	At Cost	Accumulated Depreciation	Net
Buildings	$3,643,458	$(703,963)	$2,939,495
Machinery & equipment	211,471	(42,617)	168,854
Motor vehicles	146,564	(69,740)	76,824
Office equipment	278,678	(123,509)	155,169
Others	38,314	(8,508)	29,806
Total	$4,318,485	$(948,337)	$3,370,148

The depreciation expense for the years ended December 31, 2014 and 2013 are 170,169 and 198,358, respectively.

(27)

11.	INTANGIBLE ASSETS, NET

Intangible assets, net as of December 31, 2014 and 2013 consisted of the following:

	12/31/2014	12/31/2013
Land use right	$478,528	$480,729
Computer Software	6,940	6,972
Less: accumulated amortization	(177,854)	(156,004)
	$307,614	$331,697

12.	SHORT TERM LOANS

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

As of December 31, 2014 and 2013, the Company had customer deposits of $767,396 and $493,164, respectively, representing payments received for orders not yet shipped or payments from customers for prepaid membership cards.

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

Holders may demand repayment of all amounts loaned to the Company though the date of its repayment request upon thirty (30) days written notice to the Company after five (5) years from effective date.

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

17.	NET INCOME/(LOSS) PER SHARE

Basic net income/(loss) per share is computed using the weighted average number of the ordinary shares outstanding during the periods.

The following table sets forth the computation of basic net income/(loss) per share for the years ended December 31, 2014 and 2013, respectively:

	For the year ended
	12/31/2014	12/31/2013
Net Income/(Loss)	$ 2,877,020	$ 166,622
Net Income/(Loss) Per Share – Basic	1.44	0.08
Net Income/(Loss) Per Share – Fully diluted	1.29	0.08
Weighted Average Number of Shares Outstanding – Basic	1,998,049	1,998,049
Weighted Average Number of Shares Outstanding – Fully Diluted	2,235,136	2,050,649

18.	CONCENTRATION AND RISKS

(a) For the years ended December 31, 2014 and 2013, 100% of the Company’s assets were located in the PRC. Approximately 32% of the Company’s revenues were derived from customers located in the PRC for the year ended December 31, 2014 and approximately 11% of the Company’s revenues were derived from customers located in the PRC for the year ended December 31, 2013.

For the year ended December 31, 2014, major customers with their revenues are presented as follows:

Customers	Revenue	%	Accounts Receivable
Customer A	$19,147,458	31%	$18,023,785
Customer B	$15,500,746	25%	$14,606,991
Customer C	$5,612,710	9%	$7,544,526
Revenue as of December 31, 2014	$61,179,605

For the year ended December 31, 2013, major customers with their revenues are presented as follows:

Customers	Revenue	%	Accounts Receivable
Customer A	$1,615,489	17%	$970,576
Customer B	$1,218,894	13%	$732,304
Customer C	$579,939	6%	$348,424
Revenue as of December 31, 2013	$9,369,901

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

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2014 to the date these financial statements were issued and the Company has identified the following material subsequent event to disclose in these financial statements:

a)	On January 7, 2015, the Company (“Maker”) entered into a debt purchase agreement with certain holders of the convertible promissory notes (“Assignors”). In executing the agreement, the assignors sold 50% of the rights of the convertible promissory notes in the amount of $250,000, or $125,000, to two assignees (hereinafter referred as “assignee A” and “assignee B”) for a cash consideration of $75,000. Both assignees converted the notes into common stocks and the transactions are summarized in the following table:

Assignee A:
Date of conversion	Principal of note converted	Accrued interest of note converted	Conversion price	Common stock issued
1/27/2015	$31,250	—	$0.146	8,562
2/27/2015	$31,250	$222	$0.1299	9,691

Assignee B:
Date of conversion	Principal of note converted	Accrued interest of note converted	Conversion price	Common stock issued
1/12/2015	$31,250	—	$0.146	8,562
2/27/2015	$31,250	$154	$0.1299	9,670

b)	On January 12, 2015, one of the holders of the convertible promissory note converted the notes into common stock and the transaction is summarized in the following table:

Shareholder B:
Date of conversion		Principal of note converted	Accrued interest of note converted	Conversion price	Common stock issued
1	/12/2015	$233,978	$11,192	$0.18	54,482

c)	On March 27, 2015, the majority of the holders of outstanding shares of the Company consented to the following action:

A combination of the shares of common stock of the Company, or reverse stock split, such that each twenty-five (25) shares of common stock into one (1) share of common stock. The action was approved by the Board of Directors on the same day.

The action has been filed with the SEC and is disclosed in the Schedule 14C Information Statement on March 27, 2015.

d)	On March 16, 2015, the Company (“Maker”) entered into a debt purchase agreement with certain holders of the convertible promissory notes (“Assignors”). In executing the agreement, the assignors sold 50% of the rights of the convertible promissory notes in the amount of $250,000, or $125,000, to two assignees (hereinafter referred as “assignee A” and “assignee B”) for a cash consideration of $75,000. Both assignees converted the notes into common stocks after the balance sheet date and the transactions are summarized in the following table:

Assignee A:
Date of conversion	Principal of note converted	Interest expenses of note converted	Conversion price	Common stock issued
4/16/2015	$62,500	$130	$0.0987	25,382

Assignee B:
Date of conversion	Principal of note converted	Interest expenses of note converted	Conversion price	Common stock issued
4/16/2015	$62,500	-	$0.0987	25,329

e)	On April 30, 2015, the 1-25 reverse stock split took effect and, as a result, the number of issued and outstanding shares of the Company's Common Stock is reduced from 53,493,175 shares to approximately 2,139,727 shares. The accompanying financial statements have been retroactively adjusted to reflect the effects of the reverse stock split that occurred after the date of the most recent financial statements.

(28)

21.	RESTATEMENT AND CORRECTION OF ERROR

On May 15, 2015, the Company concluded that the consolidated balance sheet, and related consolidated statement of operations and comprehensive income/(loss), stockholders’ equity and statements of cash flows included in Form 10-K Annual Report, dated April 14, 2015 required restatement as a result of non-reliance of audited financial statements as of and for the year ended December 31, 2014.

The errors that caused the Company to restate the the financial statements for the year ended December 31, 2014 were identified during the course of the Company's preparation of its financial statements for the quarter ended March 31, 2015.

At the time the Company issued the original financial statements subject to these restatements, the Company believed that it was relying on generally accepted accounting principles ("GAAP") and properly applying such principles. It remains the case that the Company relied upon the correct accounting principles in the accounting in those statements. However, the Company identified errors in the interpretation of the accounting principles for revenue recognition, which caused a timing issue in recording its revenue and the related costs during the fourth quarter of 2014 . While the total aggregate revenue and costs remain the same, certain revenues, costs, and the related assets and liabilities should be reallocated between the periods ended December 31, 2014 and March 31, 2015.

Following its internal review, the Company has determined that these errors are resulted from material weaknesses in internal controls over financial reporting. In particular, the Company concluded that there was a misinterpretation of relevant accounting guidance. Also, the Company is inefficient in gathering sufficient accounting evidence on a timely basis, which is necessary in tracing the delivery of products, and providing such information to the independent accountant.

The following tables show the previously report amounts, the required adjustment and the currently restated amounts related to the Company’s financial position and results of operations at December 31, 2014 (as restated), and for the year then ended.

	December 31, 2014
Financial Position	As Previously Reported	Adjustment	As Currently Reported (Restated)
Current assets	$24,978,363	$28,541,216	$53,519,579
Non-current assets	4,249,839	—	4,249,839
Total assets	$29,228,202	$28,541,216	$57,769,418

Current liabilities	$24,855,190	$27,215,204	$52,070,394
Non-current liabilities	342,103	—	342,103
Total liabilities	25,197,293	27,215,204	52,412,497

Stockholders’ equity	4,030,909	1,326,012	5,356,921
Total liabilities and stockholders’ equity	$29,228,202	$28,541,216	$57,769,418

	For the year ended December 31, 2014
	As Previously Reported	Adjustment	As Currently Reported (Restated)
Revenues
Sales	$32,635,446	$28,544,159	$61,179,605
Cost of Sales	(26,845,474)	(26,290,985)	(53,136,459)
Gross Profit	5,789,972	2,253,174	8,043,146

Total Operating Expenses	3,875,315	344,419	4,219,734

Operating Income (Loss)	1,914,657	1,908,755	3,823,412

Total Other Income (Loss) & Expense, net	81,094	—	81,094

Earnings before Tax	1,995,751	1,908,755	3,904,506

Income Tax/Deferred Tax Benefit	(443,728)	(583,758)	(1,027,486)

Net Income	$1,552,023	$1,324,997	$2,877,020

Other Comprehensive Income	(15,314)	1,014	(14,300)
Foreign currency translation gain
Comprehensive Income	$1,536,709	$1,326,011	$2,862,720

Basic Earnings (Loss) Per Share	$0.78	$0.66	$1.44
Diluted Earnings (Loss) Per Share	0.69	0.60	1.29

Weighted average number of common shares outstanding:
-Basic	1,998,049	—	1,998,049
-Fully diluted	2,235,136	—	2,235,136

These corrections will be made to applicable prior period financial information in future filings with the SEC including this filing.

(29)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in and disagreements with accountants on accounting and financial disclosure in the past two fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act”). Accordingly, based upon that evaluation, the Chief Executive Officer and Principal Financial and Accounting Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission’s rules and regulations. Based on the management's assessment and review of our financial statements and results for the year ended December 31, 2014, we have not established effective internal controls.

Management’s Report on Internal Control over Financial Reporting

Management, under the supervision of our Chief Executive Officer and Principal Financial and Accounting Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States, or GAAP. Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls. A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting. A “deficiency” in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

During our review of our financial statements and results for the year ended December 31, 2014, our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, assessed the effectiveness of our internal control over financial reporting. Based on the evaluation of our internal control over financial reporting, we determined that we had material weakness which could adversely affect our ability to initiate, authorize, record, process or report financial data in accordance with US GAAP. The material weakness we found related to a lack of sufficient qualified accounting and financing personnel with an appropriate level of US GAAP knowledge and experience appropriate to its financial reporting requirements. Based on our evaluation and because of the material weakness we identified, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us, as a smaller reporting company, to provide only management’s report in this Annual Report.

Remediation Plan

We are devoting significant resources to remediating, improving and documenting our disclosure controls and procedures and internal controls and procedures, and implementing additional financial and management controls, reporting systems and procedures. These measures may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.

Subject to the availability of capital, we are seeking to remediate our material weakness. Until we are able to employ an employee, on a full time basis, with the requisite background and experience, we will engage experienced consultants on a part time basis to help remediate the material weakness.

ITEM 9B. OTHER INFORMATION

None.

(30)

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

Name	Age	Position	Date to Start
Chen, Quan Long	55	President, Chief Executive Officer and Chairman	June 1, 2006
Li, Ze	32	Former Chief Financial Officer	September 1, 2011

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

Li, Ze - Former Chief Financial Officer

Mr. Li, Ze, aged 32, received his bachelor degree in business administration from Northern Industrial University, major in Accounting. From July 2006 through March 2009, Mr. Li worked as accountant in Beijing Agricultural, Industrial & Commercial Trading Company. Prior to the appointment as our Chief Financial Officer, Mr. Li has worked as senior accountant, assistant manager, and manager of Accounting Department in Tai Na International Fruits (Beijing) Co. Ltd. since June 2009. Mr. Li has systematic knowledge about accounting and finance. He is experienced in accounting regulations, rules and policies, sophisticated in taxation, corporate finance and internal control system. Mr. Li resigned as Chief Financial Officer of the Company on May 13, 2015.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Commission. Specific due dates for these reports have been established, and we are required to report, in this Form 10-K, any failure to comply therewith during the fiscal year ended December 2014. [We believe that all of these filing requirements were satisfied by our executive officers, sole director and by the beneficial owners of more than 10% of our common stock.] In making this statement, have relied solely on copies of any reporting forms received by it, and upon any written representations received from reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Commission.

(31)

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

(32)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS.

As of April 15, 2015, we had 3,624 stockholders of record and 2,089,016 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding. The following table sets forth as of April 15, 2015, certain information with respect to the beneficial ownership of Common Stock by (i) each of our Director, nominee and executive officer; (i) each person who owns beneficially more than 5% of the common stock; and (iii) all Directors, nominees and executive officers as a group. The percentage of shares beneficially owned is based on there having been 2,089,016 shares of our Common Stock, 13,150 shares of our Series A Preferred Stock and 12,100,000 Series B Preferred Stock issued and outstanding as of April 15, 2015.

OFFICERS, DIRECTORS AND BENEFICIAL OWNERS, AS OF APRIL 15, 2015

Title of Class	Name & Address of Beneficial Owner(1)	Amount & Nature of Beneficial Owner	% of Class(2)

Series A Preferred Stock, $.001 par value	Chen, Quan Long Room 503, Building 53, QianXi District, DaDao Road, NanFeng County, JiangXi, P.R.China 344500	13,150	100%
Series A Preferred Stock, $.001 par value	All directors and executive officers as a group (one person)	13,150	100%

Series B Preferred Stock, $.001 par value	Chen, Quan Long Room 503, Building 53, QianXi District, DaDao Road, NanFeng County, JiangXi, P.R.China 344500	12,100,000	100%
Series B Preferred Stock, $.001 par value	All directors and executive officers as a group (one person)	12,100,000	100%

Common Stock, $.001 par value	Huang, Chun Feng 1 Chen Qiang Rd, Qin Cheng Town NanFeng County, JiangXi P.R.China	104,241	5.00%
Common Stock, $.001 par value	Tan, Mei 3 Lv You Gang, Qin Cheng Town NanFeng County, JiangXi P.R.China	117,833	5.64%
Common Stock, $.001 par value	Chen, Quan Long 1 ChengQiang Road, QinCheng Town, NanFeng County, JiangXi, P.R.China 344500	155,201	7.43%

Common Stock $.001 par value	All directors and executive officers as a group (one person)	155,201	7.43%

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

(33)

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 12, 2015, the Board of Directors of the Company approved to issue 54,482 shares of the Company’s common stock to settle out a note payable currently due Mr. Quanlong Chen, President and Chief Executive Officer of the Company, in amount of $245,170, consisting of $233,978 in principal and $11,192 in accrued interests as of January 12, 2015.

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

(34)

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

(35)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned majority of the Board of Directors, thereunto duly authorized.

China Fruits Corporation

Date: May 20, 2015	/s/ Chen, Quan Long
Chen, Quan Long
President