Form 10-Q
period 2015-03-31
China Fruits Corp
filed 2015-05-20
CIK 1029802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Yes [ ] No [x]

Number of shares of common stock, par value $.001, outstanding as of May 18, 2015: 2,140,702

Number of shares of preferred stock outstanding as of May 18, 2015:

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

(1)

(2)

China Fruits Corp.

Consolidated Financial Statements

March 31, 2015 and December 31, 2014

(Stated in US Dollars)

(3)

China Fruits Corp.

(4)

To: The Board of Directors and Stockholders of

China Fruits Corp.

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying consolidated balance sheets of China Fruits Corporation as of March 31, 2015 and December 31, 2014, and the related consolidated statements of income, stockholders' equity, and cash flows for the three months periods ended March 31, 2015 and 2014. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the balance sheets of China Fruits Corporation as of December 31, 2014, and the related statements of income, comprehensive income, retained earnings, and cash flows for the year then ended and in our report dated May 20, 2015, expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2014, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

San Mateo, California	WWC, P.C.
May 20, 2015	Certified Public Accountants

(5)

China Fruits Corporation

Consolidated Balance Sheets

As of March 31, 2015 and December 31, 2014

Unaudited

(Stated in US Dollars)

		3/31/2015	Audited 12/31/2014
ASSETS
Current Assets	Notes
Cash & Cash Equivalents		$37,080	$801,356
Accounts Receivable, Net	3	34,757,522	41,433,191
Other Receivable, Net	4	757,612	585,520
Advance to Supplies	5	4,112,748	5,857,017
Inventories	6	3,134,891	1,859,173
Prepaid Expense	7	142,739	89,558
Refundable Tax		2,347,120	1,779,485
Due From The Related Party	8	—	1,114,279
TOTAL CURRENT ASSETS		45,289,712	53,519,579

Noncurrent Assets
Investment	9	163,690	162,906
Property, Plant & Equipment, Net	10	3,668,320	3,366,085
Construction in Progress		3,044	356,793
Intangible Assets, Net	11	301,063	307,614
Other Long-term Asset Deposit		55,592	55,326
Long-term amortization		280	1,115
TOTAL NON-CURRENT ASSETS		4,191,989	4,249,839

TOTAL ASSETS		$49,481,701	$57,769,418

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses		$33,854,910	$40,583,792
Short-term loans	12	2,807,287	4,936,059
Customer deposit	13	757,457	767,396
Taxes payable		1,783,383	1,360,123
Other payables		1,647,621	841,156
Due to related parties	14	2,178,390	1,941,527
Accrued liabilities and payroll tax liabilities		362,837	1,262,399
Long-term bank loan, current portion	15	379,761	377,942
TOTAL CURRENT LIABILITIES		43,771,646	52,070,394

LONG-TERM LIABILITIES
Long term bank loan	15	756,249	342,103
TOTAL LONG TERM LIABILITIES		756,249	342,103

TOTAL LIABILITIES		$44,527,895	$52,412,497

	3/31/2015	Audited 12/31/2014
STOCKHOLDERS' EQUITY

Common stock, par value $.001, 100,000,000 shares authorized, 2,089,016 and 1,998,049 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	$2,089	$1,998
Preferred stock, 200,000,000 shares authorized, designated as Series A and Series B. Series A: par value $.001; 2,000,000 shares authorized, 13,150 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	13	13
Series B; par value $0.001, voting; 50,000,000 shares authorized, 12,100,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	12,100	12,100
Additional paid in capital	4,208,272	3,837,817
Statutory reserve	170,950	170,950
Retained earnings	71,078	873,924
Accumulated other comprehensive income	489,304	460,119
TOTAL STOCKHOLDERS’ EQUITY	4,953,806	5,356,921

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,481,701	$57,769,418

(6)

China Fruits Corporation

Consolidated Statements of Income

For the three months ended March 31, 2015 and 2014

Unaudited

(Stated in US Dollars)

			Three Months Ended
REVENUES:	Note		3/31/2015	3/31/2014
Sales	2	(d)	$5,850,335	$8,015,860
Cost of goods sold	2	(e)	(5,293,100)	(7,098,744)
GROSS PROFIT			557,235	917,116

OPERATING EXPENSES:
Selling expenses			642,945	596,470
General and administrative expenses			742,910	327,710
TOTAL OPERATING EXPENSES			1,385,855	924,180

INCOME (LOSS) FROM CONTINUING OPERATIONS			(828,620)	(7,064)

OTHER INCOME (EXPENSE):
Other income			—	14,308
Other expense			(1,710)	—
Interest income			62	60
Interest expense			(85,239)	(51,109)
Government grants			155,988	239,132
TOTAL OTHER INCOME (LOSS) & EXPENSE			69,101	202,391

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES			(759,519)	195,327

Income tax expense	2	(k)	43,327	80,615
NET INCOME (LOSS)			(802,846)	$114,712

Other compressive income
-Foreign currency translation gain (Loss)	2	(m)	29,185	(31,194)

COMPREHENSIVE INCOME / (LOSS)			(773,661)	83,518
Income/(Loss) per common share:
-Basic			(0.39)	0.06
-Fully diluted			(0.15)	0.06
Weighted average number of common shares outstanding:
-Basic			2,065,564	1,998,049
-Fully diluted			5,439,447	1,998,049

(7)

China Fruits Corporation

Consolidated Statements of Stockholders’ Equity

As of March 31, 2015 and December 31, 2014

Unaudited

(Stated in US Dollars)

	Common Stock (Shares)	Series "A" Preferred (Shares)	Series "B" Preferred (Shares)	Common Stock (Amount)	Series "A" Preferred (Amount)	Series "B" Preferred (Amount)	Additional Paid in Capital	Statutory Reserve	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at January 1, 2014	1,998,049	13,150	12,100,000	$1,998	$13	$12,100	$3,837,817	$170,950	$474,419	$(2,003,096)	$2,494,201
Net income										2,877,020	2,877,020
Foreign currency translation adjustment									(14,300)		(14,300)
Balance at December 31, 2014	1,998,049	13,150	12,100,000	$1,998	$13	$12,100	$3,837,817	$170,950	$460,119	$873,924	$5,356,921

Balance at January 1, 2015	1,998,049	13,150	12,100,000	$1,998	$13	$12,100	$3,837,817	$170,950	$460,119	$873,924	$5,356,921
Net loss										(802,846)	(802,846)
Issuance of common shares	90,967			91							91
Increased in additional paid in capital							370,455				370,455
Foreign currency translation adjustment									29,185		29,185
Balance at March 31, 2015	2,089,016	13,150	12,100,000	$2,0898	$13	$12,100	$4,208,272	$170,950	$489,304	$71,078	$4,953,806

(1) Common Stock and Additional Paid-In Capital at January 1, 2014, December 31, 2014, January 1, 2015

and March 31, 2015 have been adjusted retroactively to reflect a 1-for-25 reverse stock split effected April 30, 2015.

(8)

China Fruits Corporation

Consolidated Statements of Cash Flows

For the three months ended March 31, 2015 and 2014

Unaudited

(Stated in US Dollars)

	For the three months ended
	3/31/2015	3/31/2014
Net Income/(loss)	$(802,846)	$114,711
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	87,925	59,425
Bad debt expense	395,005
(Increase)/decrease in operating assets:
Accounts receivable	6,283,260	(884,262)
Inventories	(1,275,717)	1,035,267
Other receivable	(172,092)	—
Prepaid expenses and other current assets	1,123,187	326,376
Related party receivable	1,114,279	—
Increase/(decrease) in operating activities:
Accounts payable	(6,728,883)	(2,689,030)
Other payables and accrued liabilities	(81,527)	(509,719)
Tax payable	423,259	164,677
Customer deposit	(9,939)	—
Net cash (used in) provided by operating activities	$355,911	$(2,382,555)

Cash Flows from Investing Activities
(Increase)/decrease in Construction in Progress	$355,466	$—
Purchase of property and equipment	(358,977)	(10,225)
Net cash provided (used in) by investing activities	$(3,511)	$(10,225)

Cash Flows from Financing Activities
Repayments of short-term loans	$(2,152,527)
Advanced from related party	572,916	3,699,006
Repayments of advanced from related party
Proceeds from notes payable – related party	—	251,546
Due to stockholders	19,420	—
Proceeds from long-term loan	412,499	—
Net cash provided by (used in) Financing Activities	$(1,147,692)	$3,950,552

Foreign currency translation adjustment	31,016	(11,736)

Net increase/(decrease) in cash & cash equivalents for the periods	(764,276)	1,546,036

Cash & cash equivalents:
Beginning of period	$801,356	$40,217
End of period	$37,080	$1,586,253

Supplementary disclosures of cash flows information:
Interest received	$149	$—
Interest paid	$71,147	$41,091
Income taxes paid	$259,829	$164

Supplementary disclosure of non-cash financing activity:
Conversion of debt and accrued interests to equity	$358,978	$—

(9)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

(10)

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the quarter ended March 31, 2015.

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

The Company evaluated the recoverability of its property, plant, equipment, and other long-lived assets in accordance with FASB ASC 360, “Property, Plant and Equipment”, which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceed the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments of these types of assets were recognized for the period ended March 31, 2015 and December 31, 2014.

(11)

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis. Consequently, the Company has neither fair value adjustments for assets and liabilities measured at fair value at March 31, 2015 and December 31, 2014 nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the for the period ended March 31, 2015 and December 31, 2014, respectively.

(q)	Subsequent Events

The Company evaluated for subsequent events through the issuance date of the Company’s financial statements.

(r)	Recent Accounting Pronouncements

In January 2015, The FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20)”.This Update eliminates from GAAP the concept of extraordinary items. Subtopic 225-20, Income Statement—Extraordinary and Unusual Items, required that an entity separately classify, present, and disclose extraordinary events and transactions. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. Paragraph 225-20-45-2 contains the following criteria that must both be met for extraordinary classification:

Unusual nature. The underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity, taking into account the environment in which the entity operates.

Infrequency of occurrence. The underlying event or transaction should be of a type that would not reasonably be expected to recur in the foreseeable future, taking into account the environment in which the entity operates.

If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax,after income from continuing operations. The entity also is required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.

The Company adopted ASU No. 2015-01 prospectively and has applied it to the presentation of the financial statements.

As of March 31, 2015, there are no other recently issued accounting standards not yet adopted that would or could have a material effect on the Company’s consolidated financial statements.

(12)

3.	ACCOUNTS RECEIVABLE, NET

The Company evaluates the need of an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. If actual collections experience changes, revisions to the allowance may be required. The Company did not experience significant losses from uncollectible accounts in the past; accordingly, the management decided to accrue one percent of the accounts receivable outstanding within one year and a hundred percent of the accounts receivable outstanding for longer than one year as bad debt allowance as of March 31, 2015 and December 31, 2014, respectively.

	3/31/2015	12/31/2014
Accounts receivable	$35,689,367	$41,972,638
Less: Allowance for bad debt	(931,847)	(539,437)
Accounts receivable, net	$34,757,522	$41,433,191

The bad debt expenses for the period ended March 31, 2015 and for the year ended December 31, 2014 are 392,410 and 498,267, respectively.

4.	OTHER RECEIVABLES

The Company advances money to several third parties during business operation. These receivables bear no interest and are due on demand except otherwise noted. As of March 31, 2015 and December 31, 2014, the Company had other receivables of $757,612 and $585,520, respectively.

5.	ADVANCE TO SUPPLIERS

As of March 31, 2015 and December 31, 2014, the Company had made advance to suppliers of $4,112,748 and $5,857,017, respectively, for the purchases of inventories.

	3/31/2015	12/31/2014
Deposit for purchases of tangerines	$2,057,400	$4,232,289
Deposit for purchases of other fruits	727,107	1,496,924
Others	1,328,241	127,804
	$4,112,748	$5,857,017

6.	INVENTORIES

Inventories as of March 31, 2015 and December 31, 2014 consisted of the following:

	3/31/2015	12/31/2014
Purchases	$55,702	$996,125
Raw materials	2,657,592	589,642
Packing materials	421,597	273,406
	$3,134,891	$1,859,173

The Company performs physical inventory count on a regular basis and instead of recording an allowance for spoilage, the spoilage will be written-off directly to the income statement when it occurs. The spoilage rate is approximately 2% of average inventory.

(13)

7.	PREPAID EXPENSES

As of March 31, 2015 and December 31, 2014, the Company had prepayments of $89,558 and $89,558, respectively, which consisted of the following:

	3/31/2015	12/31/2014
Prepaid Rent	$140,438	$85,192
Other	2,301	4,366
	$142,739	$89,558

8.	DUE FROM RELATED PARTY

As of March 31, 2015 and December 31, 2014, the Company had related party receivables of $0 and $1,114,279, respectively.

	3/31/2015	12/31/2014
Chen, Quanlong	$ -	$ 1,114,279

Cash advances was provided to the Mr. Chen, Quanlong for procurement of inventory, which is a normal business activity. The receivable amount was settled when inventory is received.

9.	INVESTMENT COMMITMENT

On February 28, 2014, China Fruits Corp, through its wholly owned subsidiary, Taina International Fruits (Beijing) Co., Ltd, entered into an acquisition agreement with Baojia Guoye Co. Ltd. for the acquisition of three retail stores in Hangzhou, Zhejiang Province, China. The total consideration of the transaction amounted to $163,690 (RMB 1,000,000). The Company has already fully paid Baojia Guoye Co. Ltd as of March 31, 2015.

As of the date of the report, the transaction is still not yet completed because the transfer of business registrations and related licenses has not been completed. Thus, the accounts for these three retail stores are not consolidated.

10.	PLANT AND EQUIPMENT, NET

Plant and equipment, net as of March 31, 2015 and December 31, 2014 consisted of the following:

3/31/2015	At Cost	Accumulated Depreciation	Net
Buildings	$3,998,557	$(794,800)	$3,203,757
Leasehold Improvement	95,877	(19,974)	75,903
Machinery & equipment	246,398	(69,891)	176,507
Motor vehicles	146,595	(97,115)	49,480
Office equipment	313,746	(173,820)	139,926
Others	38,453	(15,706)	22,747
	$4,839,626	$(1,171,306)	$3,668,320

12/31/2014	At Cost	Accumulated Depreciation	Net
Buildings	$3,625,642	$(748,967)	$2,876,675
Leasehold Improvement	95,418	(11,927)	83,491
Machinery & equipment	245,217	(64,256)	180,961
Motor vehicles	145,893	(90,274)	55,619
Office equipment	308,750	(163,481)	145,269
Others	38,269	(14,199)	24,070
	$4,459,189	$(1,093,104)	$3,366,085

The depreciation expense for the years ended March 31, 2015 and December 31, 2014 are 78,202 and 170,169, respectively.

(14)

11.	INTANGIBLE ASSETS, NET

Intangible assets, net as of March 31, 2015 and December 31, 2014 consisted of the following:

	3/31/2015	12/31/2014
Land use right	$480,831	$478,528
Computer Software	6,973	6,940
Less: accumulated amortization	(186,741)	(177,854)
	$301,063	$307,614

12.	SHORT TERM LOANS

As of March 31, 2015 and December 31, 2014, the Company had short-term loan of $2,807,287 and $4,936,059, respectively, from various local banks and local government. The detailed terms were set forth as follows:

	Remark	3/31/2015	12/31/2014
Local Government, zero interest, due on no later than November 30, 2013 (Applying for waiver)		515,624	513,155
Bank of China, 7.2% annual interest, due on March 18, 2015		-	187,342
Jiangxi Nanfeng Rural Cooperative Bank, 8.0% annual interest, due on January 4, 2015		-	1,954,875
Industrial and Commercial Bank of China, 7.28% annual interest, due on December 10, 2015	B	1,964,283	1,954,875
China Merchant Bank, 12.0% annual interest, due on April 15, 2015		327,380	325,812
		$2,807,287	$4,936,059

Remark:

A: Secured by collaterals of land and real estates located in Nanfeng, Jiangxi Provicne, China.

B: Secured by personal gurantees of company’s management

Jiangxi Taina Nanfeng Orange Co., Ltd. has also borrowed loans from local government with the following provisions:

	3/31/2015	12/31/2014
Local Government, zero interest, due on no later than November 30, 2012	$73,661	$73,307
Local Government, zero interest, due on no later than November 30, 2013	73,661	73,308
Local Government, zero interest, due on no later than November 30, 2012	184,151	183,270
Local Government, zero interest, due on no later than November 30, 2013	184,151	183,270
	$515,624	$513,155

All balances were due on or before November 30, 2013. The Company has applied for a waiver from the local government and the application is still in process. Accordingly, no repayment has been made as of March 31, 2015 since the government did not demand repayment of such loans.

13.	CUSTOMER DEPOSIT

As of March 31, 2015 and December 31, 2014, the Company had customer deposits of $757,457 and $767,396, respectively, representing payments received for orders not yet shipped or payments from customers for prepaid membership cards.

(15)

14.	DUE TO RELATED PARTIES

As of March 31, 2015 and December 31, 2014, the Company had loan payable to related party of $2,178,389 and $1,941,527, respectively. These loans are due within one year.

	3/31/2015	12/31/2014
Due to shareholders	$ 235,521	$ 575,079
Due to Related parties:	1,942,869	1,366,448
Total	$ 2,178,390	$ 1,941,527

The shareholders paid all necessary overseas consulting and advising fees, lawyer fees, and accounting fees from period to period out of their own personal bank accounts in the United States due to the strict laws and regulations imposed by the Chinese government on out-going foreign currency wire transfers. The amount outstanding as of March 31, 2015 and December 31, 2014 was $235,521 and $575,079, respectively.

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

The breakdown of the four convertible promissory notes as of March 31, 2015 were set forth as follows:

	Outstanding balance as of 3/31/2015	Maximum accumulated principal set forth in convertible promissory note
Shareholder A	$71,700	$150,000
Shareholder B	-	250,000
Shareholder C	46,166	100,000
Shareholder D	117,655	200,000
	$235,521	$700,000

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

Assignee A:
Date of conversion	Principal of note converted	Interest expenses of note converted	Conversion price	Common stock issued
1/27/2015	$31,250	-	$0.146	8,562
2/27/2015	$31,250	$222	$0.1299	9,691

Assignee B:
Date of conversion	Principal of note converted	Interest expenses of note converted	Conversion price	Common stock issued
1/12/2015	$31,250	-	$0.146	8,562
2/27/2015	$31,250	$154	$0.1299	9,691

On January 12, 2015, one of the holders of the convertible promissory note converted the notes into common stock and the transaction is summarized in the following table:

Shareholder B:
Date of conversion	Principal of note converted	Interest expenses of note converted	Conversion price	Common stock issued
1/12/2015	$233,978	$11,192	$0.18	54,482

On March 16, 2015, the Company (“Maker”) entered into a debt purchase agreement with certain holders of the convertible promissory notes (“Assignors”). In executing the agreement, the assignors sold the rest of the 50% of the rights of the convertible promissory notes in the amount of $250,000, or $125,000, to two assignees (hereinafter referred as “assignee A” and “assignee B”) for a cash consideration of $75,000.

(16)

15.	LONG TERM DEBT

Current portions of long-term debt consisted of the following as of March 31, 2015 and December 31, 2014:

	3/31/2015	12/31/2014
China Merchant Bank, 7.38% annual interest, due on 3/2/2015	$-	$94,485
China Merchant Bank, 7.38% annual interest, due on 6/2/2015	94,940	94,485
China Merchant Bank, 7.38% annual interest, due on 9/2/2015	94,940	94,486
China Merchant Bank, 7.38% annual interest, due on 12/2/2015	94,940	94,486
China Merchant Bank, 7.38% annual interest, due on 3/2/2016	94,941	-
	$379,761	$377,942

Non-current portions of long-term debt consisted of the following as of March 31, 2015 and December 31, 2014:

	3/31/2015	12/31/2014
China Merchant Bank, 7.38% annual interest, due on 3/2/2016	$-	$94,486
China Merchant Bank, 7.38% annual interest, due on 6/2/2016	94,940	94,486
China Merchant Bank, 7.38% annual interest, due on 9/2/2016	153,869	153,131
China Merchant Bank, 7.28% annual interest, due on 12/10/2017	327,380	-
China Merchant Bank, 7.28% annual interest, due on 12/1/2017	180,060	-
	$756,249	$342,103

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

On January 8, 2015, Jiangxi Taina Guo Ye Yon Xian Gong Si entered into a loan agreement with ICBC Industrial and Commercial Bank of China nanfeng branch in the amount of 327,280 (RMB2,000,000) with 7.28% annual interest rate and due date on December 10, 2017. This loan is secured by a shareholder of the company. In connection with this gurantee, the Company used its land and real estates located in Nanfeng, Jiangxi Province, China as collaterials.

On February 12, 2015, Jiangxi Taina Guo Ye Yon Xian Gong Si entered into a loan agreement with ICBC Industrial and Commercial Bank of China Nanfeng branch in the amount of 180,060 (RMB1,100,000) with 7.28% annual interest rate and due date on December 1, 2017. This loan is secured by a shareholder of the company. In connection with this gurantee, the Company used its land and real estates located in Nanfeng, Jiangxi Province, China as collaterials.

(17)

16.	GOVERNMENT GRANTS

For the period ended March 31, 2015 and 2014, the Company received grants and rewards from local government in amount of $155,988 and $239,132, respectively. The governmental grants were to encourage the Company’s efforts on modern agricultural development. These grants were interest-free and bear no repayment requirements.

17.	NET INCOME/(LOSS) PER SHARE

Basic net income/(loss) per share is computed using the weighted average number of the ordinary shares outstanding during the periods.

The following table sets forth the computation of basic net income/(loss) per share for the period ended March 31, 2015 and 2014, respectively:

	For the period ended
	3/31/2015	3/31/2014
Net Income/(Loss)	$(802,846)	114,711
Net Income/(Loss) Per Share – Basic	(0.39)	0.06
Net Income/(Loss) Per Share – Fully diluted	(0.15)	0.06
Weighted Average Number of Shares Outstanding – Basic	2,065,564	1,998,049
Weighted Average Number of Shares Outstanding – Fully Diluted	5,439,447	1,998,049

** Less than $0.01

18.	CONCENTRATION AND RISKS

(a) For the period ended March 31, 2015 and March 31, 2014, 100% of the Company’s assets were located in the PRC. Approximately 80% of the Company’s revenues were derived from customers located in the PRC for the period ended March 31, 2015 and approximately 42% of the Company’s revenues were derived from customers located in the PRC for the year ended March 31, 2014.

For the three months March 31, 2015, major customers with their revenues are presented as follows:

Customers	Revenue	%	Accounts Receivable
Customer A	$1,300,722	24%	$-
Customer B	$1,084,252	20%	$1,084,252
Revenue as of March 31, 2015	$5,850,335

For the three months March 31, 2014, major customers with their revenues are presented as follows:

Customers	Revenue	%		Accounts Receivable
Customer A	$4,432,166	55%		$3,105,042
Customer B	$195,212	2%	$
Customer C	$127,302	2%	$
Revenue as of March 31, 2014	$8,015,860

(b) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company performs ongoing credit evaluations of its customers' financial condition, but does not require collateral to support such receivables.

(18)

19.	COMMITMENT AND CONTINGENCIES

The Company rented plant, office, and retailing spaces under a non-cancelable operating lease agreement. On March 3, 2012, the Company entered into a five-year lease agreement for an additional warehouse and logistic space to store, pack and deliver fresh fruits. The lease term is from March 10, 2012 through March 9, 2017, and the total rental payment is approximately $733,078. Accordingly, the remaining two years minimum rental payments for that warehouse required as of March 31, 2015 are as follows:

Period ended March 31	Lease payment
2015	$126,321
2016	179,276
$305,597

On July 25, 2014, the Company entered into a three-year lease agreement for an additional office space. The lease term is from August 18, 2014 through August 17, 2017, and the total rental payment is approximately $2,385,552. Accordingly, the remaining three years minimum rental payments for this office required as of March 31, 2015 are as follows:

Year ended December 31	Lease payment
2015	$287,019
2016	406,603
2017	282,925
$976,548

For the periods ended March 31, 2015 and year ended December 31, 2014, total rental expense for China Fruits Corporation was $129,367 and $389,692, respectively.

20.	REVERSE STOCK SPLIT

On March 27, 2015, the majority of the holders of outstanding shares of the Company consented to the following action:

A combination of the shares of common stock of the Company, or reverse stock split, such that each twenty-five (25) shares of common stock into one (1) share of common stock. The action was approved by the Board of Directors on the same day.

The action has been filed with the SEC and is disclosed in the Schedule 14C Information Statement on April 7, 2015.

21.	SUBSEQUENT EVENT

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2015 to the date these financial statements were issued and the Company has identified the following material subsequent event to disclose in these financial statements:

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

*

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

(19)

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

History

As used herein the terms "We", the "Company", "CHFR", the "Registrant," or the "Issuer" refers to China Fruits Corporation, its subsidiary and predecessors, unless indicated otherwise. We were incorporated in the State of Delaware on January 6, 1993, as Vaxcel, Inc. On December 19, 2000, we changed our name to eLocity Networks Corporation. On August 6, 2002, we changed our name to Diversified Financial Resources Corporation. In May 2006, our board decided to redomicile from the State of Delaware to the State of Nevada. Their decision was approved by the holders of a majority of the voting power of the Company.. On August 18, 2006, we changed our name to China Fruits Corporation.

As of April 1, 2006, we entered into a Plan of Exchange (the “Agreement”), between and among us, Jiang Xi Tai Na Guo Ye You Xian Gong Si, a corporation organized and existing under the laws of the Peoples’ Republic of China (“PRC”), which changed its corporate name to Jiangxi TainaNanfeng Orange Co., Ltd. in February of 2007 (collectively referred to herein as “Tai Na”), the shareholders of Tai Na (the “Tai Na Shareholders”) and our Majority Shareholder.

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

(20)

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

Business Model of China Fruits Corp.

 Stable supplies

Our signature tangerines are from Nan Feng County, China, an agricultural county in China famous for high-quality tangerines for centuries attributable to particular natural resources at that area. Nanfeng tangerines were selected solely for Chinese royals in the past and became very popular in the market during recent decades. Since our wholly-owned subsidiary, Jiangxi TainaNanfeng Orange Co., Ltd. is considered as one of biggest enterprises in Nan Feng County, we have a strong long-term relationship with the local government anda high reputation amongst local farmers. Therefore, approximately 30% of Nan Feng County tangerines have been processed in our manufacturing facility and distributed through our sales network.

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

In addition, with the support from the local government in Nan Feng County, we utilized an area of 98,505 square feet to establish an Express Export Zone (“EEZ”) to speed up the process of exporting fresh tangerines and other fresh fruits. The government departments including Customs, Inspections and Clearing have setup a satellite office onsite to facilitate the process. We believe the setup of this EEZ is good for us to improve our operating efficiencies and also serves as a bridge connecting local enterprises to the world and benefits our local economy. EEZ also provides us with a platform and opportunity to develop our logistics business for international trading. Therefore, we invested approximately $325,024 (RMB 2,000,000) in August 2014 to setup a new subsidiary called NanfengTaina Logistic Co. Ltd. (“Taina Logistic”), which is wholly-owned by Jiangxi TainaNanfeng Orange Co., Ltd. and is engaged in shipping, warehousing, assorting agriculture products and packing. We believe the business in Taina Logistic will provide a revenue stream for Jiangxi TainaNanfeng Orange Co., Ltd. during the slow seasons, which normally are the second and third quarter of each year.

(21)

Expanding Sales Network

The last and important section of our business model is our sales network, which determines the ratio of our inventory turnover and the efficiency of our working capital. We have been devoted to establish a systematic and efficient sales network for years. In 2015, our sales network covered franchised retail stores, export, e-commerce and wholesale.

·	Increasing Franchised Retail Stores

The franchised retail stores build up the direct channel between the end users and us, which facilitates the process from our manufacture plants to the markets, benefits us in adjusting our business strategies when market changes. We provide the stores with our standard management systems, supplies, as well as renovation to unify store display, color and signage pursuant to the franchise requirements. The fresh fruits sold in the stores include our own products as well as the products from our alliance plantations. By the end of the first quarter of 2015, the number of our franchised retail stores reached by 61, increasing by approximately 369% compared to 13 stores during the same period in 2014. Such expansion was accomplished via acquisitions, franchise sales or direct setups. There are 43 stores within Beijing area, of which 2 stores are wholly owned by us under direct management, and 41 stores are managed by franchisees. The remaining 18 stores are located in different provinces including Hebei, Jiangxi, Yunnan and Zhejiang, all of which are managed by franchisees. Our franchise system is a cost-effective means of acquiring distribution for our fruit products.

In addition, we entered into an acquisition agreement on February 28, 2014 with BaojiaGuoye Co. Ltd. (“Baojia”), a corporation existing and organized under the laws of China, pursuant to which we paid cash of $162,512 (RMB 1,000,000) to acquire Baojia’s three retail stores in Hangzhou, Zhejiang Province, China. As of the date of this report, the acquisition transaction has not closed since the transfer of business registrations and related licenses has not been completed. Thus, the accounts for these three retail stores were not included in the consolidated financial statements as of March 31, 2015.

In order to efficiently and systematically manage our franchised retail stores throughout China, we plan to incorporate regional franchise management companies, all of which will be wholly-owned and managed directly by Tai Na Beijing. The regional franchise management companies serve as a hub to cover all stores within the region, which significantly reduce the spoilage rate due to long distance transportation and improve logistic efficiency. The first two regional franchise management companies are located in Nanchang and Hangzhou. Both cities have leading positions amongst Tier II cities in China with great potential to have growth in their local economies. They will be our next target markets to expand our franchised retail stores after the Beijing area. As of March 31, 2015, there are 7 stores in Hangzhou area and 4 stores in Nanchang area. We estimate that the number of retail stores in 2015 will reach 20 and 10 in Hangzhou and Nanchang, respectively. The total number of retailed stores throughout China is expected to be 135 in 2015.

We will periodically evaluate the operations in the existing stores and replace those in poor performance with new stores. We believe we are able to expand our market shares through an effective and efficient franchise retail network. We expect to gain greater market shares via brand recognition in the near future.

·	Forming New BVI Subsidiary for export

Our revenue from fresh fruits export was a key component of our revenues, which was approximately $1 million, or 18% of total revenues in first quarter of 2015. In order to simplify the procedures of import and export, our Board of Directors authorized and approved to setup a new subsidiary called US-China Fruits Company Limited (“US-China Fruits”) under the laws of British Virgin Islands in June of 2014, of which we have 99.99% ownership. The articles of incorporation of US-China Fruits were filed on June 16, 2014. The switch from current exporting system to new system involving US-China Fruits was not completed; thus, there were no activities in US-China Fruits as of March 31, 2015. We believe the new subsidiary will facilitate the export process and increase the efficiency when we develop oversea markets.

·	Developing E-commerce Market

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

When our business model is running efficiently, we believe all components within our model will be benefited and profitable, and, as a result, our business will experience a significant growth rate in 2015.

(22)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

Revenues

Gross revenues were $5,850,335 for the three months ended March 31, 2015, compared to gross revenues of $8,015,860 for the same period ended March 31, 2014. The decrease in revenues during the first quarter of 2015 was due primarily to the decrease in revenues from oversea markets. After the expansion in network of franchised retail stores, the Company switched its focus from oversea markets to the domestic market. During the first quarter of 2015, the revenues from franchised stores were approximately $4.0 million, an increase of 78% compared to the same period in 2014. The Company also had revenues from e-commerce in amount of approximately $1.0 million, which were zero during the same period in 2014. However, the revenues increased in domestic market and e-commerce failed to completely offset the revenues decreased in oversea markets, resulting in the decrease by approximately 27% in total.

We generate our revenues from sales of fresh fruits and related products, including our signature tangerine. The revenues are recognized when persuasive evidence of a sale exists, transfer of title has occurred, the selling price is fixed or determinable and collectability is reasonably assured. Our sales arrangements are not subject to a warranty. We did not record any product returns during three months ended March 31, 2015.

We expect our sales to increase during in 2015 as our moves toward implementing our business plan, including the increase in franchise retail stores, the increase in marketing budgets. In 2015, we will pick Nanchang and Hangzhou as our next target markets to expand our franchised retail stores after Beijing area. Both cities have leading positions amongst Tier II cities in China with great potential to have a boom in local economy. As of March 31, 2015, there are 7 stores in Hangzhou area and 4 stores in Nanchang area. We estimate that the number of retail stores in 2015 will reach 20 and 10 in Hangzhou and Nanchang, respectively. The total number of retailed stores throughout China is expected to be 135 in 2015.

We will periodically evaluate the operations in the existing stores and replace those in poor performance with new stores. We believe we are able to expand our market shares through an effective and efficient franchise retail network. We expect more market shares via brand recognition in the near future.

Net Income / (Loss)

We had net loss of $802,846 for the three months ended March 31, 2015, compared to net income of $114,711 for the three months ended March 31, 2014.The net loss during the first quarter of 2015 was due to insufficient gross profit to cover increasing operating expenses. Due to the decrease in revenues from oversea markets, the revenues in the first quarter of 2015 dropped approximately 27% compared to the same period in 2014. On the other hand, the operating expenses increased by approximately 50% compared to the same period in 2014 due to the sales networks expansion. Comparatively, the net income during the first quarter of 2014 was due primarily to the decrease in operating loss resulting from the increase in gross profit. In addition, we received the grants from government in amount $239,132, which was to encourage our contribution in modern agriculture. We had loss from operation without the government grant.

There can be no assurance that we will achieve or maintain profitability, or that any revenue growth will take place in the future.

Expenses

Operating expenses for the three months ended March 31, 2015 were $1,385,855, increased by $461,675, or 50%, compared to $924,180 for the same period ended March 31, 2014. The increase in operating expenses during the first quarter of 2015 was due primarily to the increase in general and administrative expenses, which were $742,910 in the first quarter of 2015, compared to $327,710 in the same period ended March 31, 2014.

Cost of Goods Sold

Cost of goods sold included expenses directly related to the manufacturing and selling our products. Product delivery and direct labor would be examples of cost of goods sold items. We had $5,293,100 in cost of goods sold, or approximately 90% of revenues, during the three months ended March 31, 2015. Comparatively, we had $7,098,744 in cost of goods sold, or approximately 89% of revenues, during the three months ended March 31, 2014. The gross margin of fresh fruits products typically ranges between 10-15%. We expect to reduce the cost of goods sold through collaboration with more non-related suppliers, which will also help us to reduce the risk of concentration.

(23)

Liquidity and Capital Resources

Cash flows provided by operating activities were $355,911 for the three months ended March 31, 2015, compared to cash flows of $2,382,555 used in operating activities for the three months ended March 31, 2014. Positive cash flows from operations for the three months ended March 31, 2015 were due primarily to the decrease in accounts receivable in the amount of $6,283,260, the decrease in prepaid expenses and related party receivable by $1,123,187 and $1,114,279, respectively, plus the increase in tax payable by $423,259, partially offset by the net loss of $802,846, the increase in inventories by $1,275,717 and the decrease in accounts payable by $6,728,883. Negative cash flows from operations for the three months ended March 31, 2014 were due primarily to the increase in accounts receivable in the amount of $884,262, plus the decrease in accounts payable by $2,689,030 and decrease in other payable and accrued liabilities by $509,719, partially offset by the net income of $114,711, and the decrease in inventories and prepaid expenses by $1,035,267 and $326,376, respectively.

Cash flows used in investing activities were $3,511 and $10,225 during the three months ended March 31, 2015 and 2014, respectively. Cash flow used in investing activities were due primarily to purchase of property and equipment, which was $358,977 in the first quarter of 2015, compared to $10,255 during the same period in 2014.

Cash flows used in financing activities were $1,147,692 during the first quarter ended March 31, 2015, compared to cash flow of $3,950,552 provided by financing activities during the same period ended March 31, 2014. Negative cash flow from financing activities in the first quarter of 2015 was due to the repayments of $2,152,527 to short-term loans, partially offset by the advanced from related party in amount of $572,916 and proceeds of $412,499 from long-term loan. Positive cash flows from financing activities in the first quarter of 2014 were due primarily to the advance from related party in an amount of $3,699,006, plus the proceeds of $251,546 from related party’s notes payable.

We project that we will need additional capital to fund operations over the next 12 months. We anticipate we will need an additional $2,000,000 starting from the year of 2015, given our growth projections for revenues.

Overall, we have funded our cash needs from inception through March 31, 2015 with a series of debt and equity transactions, primarily with related parties. If we are unable to receive additional cash from our related parties, we may need to rely on financing from outside sources through debt or equity transactions. Our related parties are under no legal obligation to provide us with capital infusions. Failure to obtain such financing could have a material adverse effect on operations and financial condition.

We had cash of $37,080 on hand as of March 31, 2015. Currently, we do not have enough cash to fund our operations for the next twelve months. This is based on our net loss during the period and small cash flows from operations. We will need to obtain additional capital through equity or debt financing to sustain operations for an additional year. Our current level of operations would require capital of approximately $2,000,000 per year starting in 2015. Modifications to our business plans may require additional capital for us to operate. For example, if we are unable to raise additional capital in the future we may need to curtail our number of product offers or limit our marketing efforts to the most profitable geographical areas. This may result in lower revenues and market share for us. In addition, there can be no assurance that additional capital will be available to us when needed or available on terms favorable to us.

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

 Critical Accounting Policies

(24)

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

The Company recognizes revenue from the sale of products upon delivery to the customers and the transfer of title and risk of loss. The Company did not record any product returns for the three months ended March 31, 2015.

Inventory

Inventories consist of finished goods and are valued at lower of cost or market value, cost being determined on the first-in, first-out method.  During a period of inflation, FIFO inventory accounting methodology may have a tendency in some cases to understate cost of goods sold, compared to a LIFO inventory accounting method, which we do not use, which books the most recently acquired inventory in the calculation of cost of goods sold. The Company periodically reviews historical sales activity to determine excess, slow moving items and potentially obsolete items and also evaluates the impact of any anticipated changes in future demand.  The spoilage will be written-off directly to the profit and loss when it occurs.

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

(25)

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

The Certifying Officers have also concluded, based on their evaluation of our controls and procedures that as of March 31, 2015, our internal controls over financial reporting are effective and provide a reasonable assurance of achieving their objective.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Exchange Act as of March 31, 2015, and, based on their evaluation, as of the end of such period, our disclosure controls and procedures were effective as of the end of the period covered by the Quarterly Report,

(b) Management’s Report On Internal Control Over Financial Reporting. It is management’s responsibilities to establish and maintain adequate internal controls over the Company’s financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the issuer’s management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, internal controls over financial reporting were effective as of the end of the period covered by the Report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements or omissions. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements or omissions may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

(26)

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The information to be reported under this item has not changed since the previously filed Annual Report on Form 10-K, for the year ended December 31, 2014.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2015, the Company issued total 18,253 shares of common stock to settle convertible promissory notes in amount of $62,722, consisting of principal of $62,500 and accrued interest of $222. In addition, the Company issued 54,482 shares of common stock upon conversion of a convertible promissory note in the principal amount of $233,978 and $11,192 in accrued interest which was held by an affiliate.

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

(27)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA FRUITS CORP.

Date: May 20, 2015	By:	/s/ Chen, Quan Long
Chen, Quan Long Chief Executive Officer

(28)

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS* XBRL	Instance Document

101.SCH*XBRL	Taxonomy Extension Schema

101.CAL*XBRL	Taxonomy Extension Calculation Linkbase

101.DEF* XBRL	Taxonomy Extension Definition Linkbase

101.LAB*XBRL	Taxonomy Extension Label Linkbase

101.PRE* XBRL	Taxonomy Extension Presentation Linkbase

(29)